Form 10-Q
period 2010-09-30
AVANYX Therapeutics, Inc.
filed 2010-11-23
CIK 1473579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ________ to _________

                             Commission file number:


                            BOSTON THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                           27-0801073
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)       Identification No.)

            33 South Commercial St.                             03101
               Manchester, NH
         --------------------------------------               --------
        (Address of principal executive offices)             (Zip Code)

                                  603-935-9799
                                  ------------
              (Registrant's telephone number, including area code)

                            Avanyx Therapeutics, Inc.
                      12 Appleton Circle, Newton, MA 02459
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes |_|                   No  |X|

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |_|   No |_| (the Registrant is not yet required to submit Interactive Data)

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        |_|        Accelerated filer          |_|
     Non-accelerated filer          |_|        Smaller Reporting Company  |X|
                                               (Do not check if a
                                               smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                   Yes |_|            No  |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             Class                             Outstanding at November 11, 2010
--------------------------------------      -----------------------------------
Common Stock, $0.001 par value per share       14,041,236 shares

                            BOSTON THERAPEUTICS, INC.
                      (formerly Avanyx Therapeutics, Inc.)
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             4

       Item 1. Financial Statements                                        4

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                13

       Item 4T. Controls and Procedures                                   13

PART II - OTHER INFORMATION                                               14

       Item 1. Legal Proceedings                                          14

       Item 1A. Risk Factors                                              14

       Item 2. Unregistered Sales of Equity Securities and Use
               of Proceeds                                                14

       Item 3. Defaults Upon Senior Securities                            14

       Item 4. (Removed and Reserved)                                     14

       Item 5. Other Information                                          14

       Item 6. Exhibits                                                   15

SIGNATURES                                                                16

     Except as otherwise required by the context, all references in this report to "we", "us", "our", "BTI" or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

                         PART I - FINANCIAL INFORMATION

Boston Therapeutics, Inc.
(formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Balance Sheets

September 30, 2010 and December 31, 2009 (Unaudited)



                                                      September 30, December 31,
                                                            2010         2009
ASSETS

 Cash                                                    $  30,149    $  23,530
                                                         ---------    ---------
   Total current assets                                     30,149       23,530
                                                         ---------    ---------
   Total assets                                          $  30,149    $  23,530
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                        $  56,561    $  48,254
 Accrued expenses                                          126,634       53,350
 Advances - related party                                  123,252         --
                                                         ---------    ---------
   Total current liabilities                             $ 306,447    $ 101,604

Advances - related party                                      --         49,747
                                                         ---------    ---------
   Total liabilities                                       306,447      151,351

Stockholders' deficit:

   Preferred stock, $0.001 par value,
       5,000,000 shares authorized,
       none issued and outstanding                            --           --

   Common stock, $0.001 par value,
       100,000,000 shares authorized,
       10,031,236 and 10,000,000 shares
       issued and outstanding at
       September 30, 2010 and December 31,
       2009 respectively                                    10,031       10,000


 Additional paid-in capital                                 21,205         --

 Deficit accumulated during the development stage         (307,534)    (137,821)
                                                         ---------    ---------
   Total stockholders' deficit                            (276,298)    (127,821)
                                                         ---------    ---------

   Total liabilities and stockholders' deficit           $  30,149    $  23,530
                                                         =========    =========

Boston Therapeutics, Inc.
(formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statements of Operations
For the Three and Nine Month Periods Ended September 30, 2010
and the Period from Inception (August 24, 2009) through September 30, 2010 (Unaudited)

----------------------------------------------------------------------------------------------------------

                                           Three Months  Nine Months     Period From Inception
                                               Ended        Ended         (August 24, 2009) to
                                           September 30, September 30,  September 30, September 30,
                                               2010           2010           2010          2009
                                        ---------------- ------------- -------------- ---------------
Operating expenses:
General and administrative               $     69,454    $    165,208    $    302,102    $     54,100
                                         ------------    ------------    ------------    ------------
Total operating expenses                       69,454         165,208         302,102          54,100
                                         ------------    ------------    ------------    ------------

Interest expense-related party                  1,902           4,505           5,432            --

                                         ------------    ------------    ------------    ------------
Net loss                                 $    (71,356)   $   (169,713)   $   (307,534)   $    (54,100)
                                         ============    ============    ============    ============


Net loss per share - basic and diluted   $      (0.01)   $      (0.02)
                                         ============    ============

Weighted average shares outstanding
                   - basic and diluted     10,031,236      10,020,569
                                         ============    ============

Boston Therapeutics, Inc.
(formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Three and Nine Month Periods Ended September 30, 2010
and the Period from Inception (August 24, 2009) through September 30, 2010 (Unaudited)
--------------------------------------------------------------------------------
                                              Nine Months  Period From Inception
                                                 Ended     (August 24, 2009) to
                                             September 30,      September 30,
                                                  2010              2010
                                             ------------       ------------

Cash flows from operating activities:
Net loss                                        $(169,713)         $(307,534)
Adjustments to reconcile net loss to cash
used in operating activities:
Increase in:
Accounts payable                                    8,307             56,561
Accrued expenses                                   73,284            126,634

                                             ------------       ------------
Net cash used in operating activities             (88,122)          (124,339)
                                             ------------       ------------

Cash flows from financing activities
  Proceeds from advances - related party           73,505            123,252
  Proceeds from investment in capital
      stock - related party                            --             10,000
  Proceeds from investment in capital stock        21,236             21,236
                                             ------------       ------------
Net cash provided by financing activities          94,741            154,488

                                             ------------       ------------
Net increase in cash and cash equivalents           6,619             30,149

Cash and cash equivalents, beginning of period     23,530                 --

                                             ------------       ------------
Cash and cash equivalents, end of period        $  30,149          $  30,149
                                             ------------       ------------

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                             $ -                 $ -
                                             ============       ============

Income taxes                                         $ -                 $ -
                                             ============       ============

Boston Therapeutics, Inc.
(formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Month Periods Ended September 30, 2010 and the Period from Inception (August 24, 2009) to September 30, 2010


1.       GENERAL ORGANIZATION AND BUSINESS

         On November 10, 2010, Avanyx Therapeutics, Inc. entered into an Agreement and Plan of Merger with Boston Therapeutics, Inc. ("BTI"). BTI is in the business of developing, manufacturing and selling, among other things, dietary supplements including its initial product, SugarDown(TM), a complex carbohydrate based dietary supplement based upon the BTI's proprietary processes and technology. SugarDown(TM) is currently in the initial stage of market introduction. The Company believes that SugarDown(TM) has significant revenue and positive cash flow potential.

         Under the terms of the agreement, BTI merged into the Company with the Company being the surviving entity. Avanyx Therapeutics, Inc. issued 4,000,000 shares of common stock to the stockholders of BTI in exchange for all the outstanding common stock of BTI, and the Company's name was changed to Boston Therapeutics, Inc. The Company's CEO is also a founder and 10% shareholder of BTI.

         Due to the timing of the acquisition of BTI, the Company has not completed the initial accounting for the business combination including valuation of consideration transferred, each class of assets acquired and liabilities assumed.

         Boston Therapeutics, Inc., formerly Avanyx Therapeutics, Inc. (the "Company") was incorporated under the laws of the state of Delaware on August 24, 2009. The Company's initial focus is to develop products intended to treat oxygen deprivation in tissue and organs. Oxygen deprivation is present in conditions such as anemia, ischemia and trauma. The Company's initial BLOODBOOSTER(TM) product, called IPOXYN(TM), is designed to deliver oxygen to affected sites. The Company's initial objective is to obtain near-term toxicity data in a Phase I clinical trial with the Food and Drug Administration ("FDA").

         The Company has minimal operations and is considered to be in the development stage as of September 30, 2010.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a recently formed entity with limited resources and operating history. As shown in the accompanying financial statements, the Company has incurred net losses of $307,534 for the cumulative period from August 24, 2009 (inception) to September 30, 2010 and has negative working capital of $276,298. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. If the Company is unable to obtain additional financing, it may be required to cease operations.

         Management has plans to seek additional capital through private placements and public offerings of its common stock. The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission ("SEC") which became effective on October 15, 2010 ("Form S-1"). The Company wishes to sell in a self-directed offering 15,000,000 shares of newly issued common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

         Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these consolidated condensed financial statements be read in conjunction with the Company's financial statements for its period ended December 31, 2009 included in its Form S-1. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine month periods ended September 30, 2010 and the period from inception (August 24, 2009) through September 30, 2010.

         The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The results disclosed in the Statements of Operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

         Use of Estimates

         The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Loss per Share

         Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. There were no dilutive financial instruments issued or outstanding for the period ending September 30, 2010.

         Fair Value of Financial Instruments

         Considerable judgment is required in estimating the fair value of the Company's financial instruments. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of cash and cash equivalents, accounts payable, accrued expenses and related party advances approximated fair value due to their short-term nature.

3.       STOCKHOLDERS' EQUITY

         The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 100,000,000 shares of its $0.001 par value common stock.

         Preferred Stock

         No shares of preferred stock have been issued and the terms of such preferred stock have not been designated by the Board of Directors.

         Common Stock

         On August 26, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to its two founders. Eight million shares were issued to the Company's Chief Executive Officer ("CEO"), Chairman of the Board of Directors and co-founder, in exchange for a patent, a provisional patent and know-how. In accordance with ASC 845-10-S99, Transfers of Non-monetary Assets from Promoters or Shareholders, the transfer of nonmonetary assets to a company by its shareholders in exchange for stock prior to the Company's initial public offering should be recorded at the transferor's historical cost basis determined under GAAP. As a result, the value of the patent, provisional patent and know-how was valued at the CEO's historical cost basis of zero because no records exist to support an historical cost basis in accordance with GAAP. The patent and provisional patent were assigned to the Company on December 10, 2009. An additional 2,000,000 shares were issued to the co-founder for $10,000 in cash during 2009.

         On March 31, 2010, the Company issued 20,000 shares of its $0.001 par value common stock to a third party for $10,000 in cash. On April 9, 2010, the Company issued 11,236 shares of common stock to a third party in exchange for $11,236. No other issuances of preferred or common stock have been made except as noted in Note 5 Subsequent Events

4.       RELATED PARTY TRANSACTIONS

         The CEO advanced $117,820 to the Company to fund start-up costs. This advance will be repaid to the CEO once the Company raises sufficient capital or March 31, 2011, whichever comes first. Advances by the CEO carry interest at the rate of 6.5%. As of September 30, 2010, $5,432 had been recorded as interest expense-related party and included in Advances-related party on the accompanying balance sheet. The CEO intends to fund the Company's start-up costs in this manner until the Company raises sufficient capital.

 5.      SUBSEQUENT EVENTS

         The Company has evaluated events and transactions that occurred between September 30, 2010 through the date of filing, for possible disclosure and recognition in the financial statements.

         On October 4, 2010, the Company issued 10,000 shares of common stock in exchange for $10,000 cash to a third party.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q . This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this
Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our financial statements.

                                    Overview

We are a development-stage company that was formed on August 24, 2009.

Our Chief Executive Officer ("CEO") and founder has contributed a provisional patent, a patent and know-how to the Company. In accordance with ASC 845-1-S99, Transfers of Non-Monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock prior to the Company's initial public offering should be recorded at the transferor's historical cost basis determined under GAAP. Because no records exist to support Boston Therapeutics, Inc. ("BTI"). BTI is in the business of developing, a historical cost basis in accordance with GAAP, the patent, provisional patent and know-how were valued at the CEO's historical cost basis of zero.

On November 10, 2010, we entered into an Agreement and Plan of Merger with manufacturing and selling, among other things, dietary supplements including its initial product, SugarDown(TM), a complex carbohydrate based dietary supplement based upon the BTI's proprietary processes and technology. SugarDown(TM) is currently in the initial stage of market introduction. We believe that SugarDown(TM) has significant revenue and positive cash flow potential.

We issued 4,000,000 shares of common stock to the stockholders of BTI in exchange for all the outstanding common stock of BTI, and the Company's name was changed to Boston Therapeutics, Inc. The CEO is also a founder and 10% shareholder of BTI.

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI (as described in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q) to raise capital. Our CEO intends to provide minimal cash to fund critical needs until shares are sold to raise capital. We anticipate the need for approximately $5,000,000 in additional funding to support the planned expansion of our operations over the next approximately 12 months. The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission ("SEC") registering a self-directed offering of 15,000,000 shares of its common stock. There is no guarantee that this offering will be successful.

Results of Operations

Three months ended September 30, 2010

General and administrative expense for the three months ended September 30, 2010 was $69,454. This consists primarily of legal and accounting fees associated with the Form S-1 filing and quarterly financial statements for the Company.

We had no research and development expense for the three months ended September 30, 2010.



Nine months ended September 30, 2010

General and administrative expense for the nine months ended September 30, 2010 was $165,208. This consists primarily of legal and accounting fees associated with the Form S-1 filing and quarterly financial statements for the Company.

We had no research and development expense for the nine months ended September 30, 2010.

Period from Inception (August 24, 2009) through December 31, 2009

General and administrative expense for the period from inception through December 31, 2009 was $136,894. This consists primarily of legal and accounting fees associated with the start-up and Form S-1 filing for the Company.

We had no research and development expense for the period ending December 31, 2009.
                                       11

Liquidity and Capital Resources

As of September 30, 2010

As of September 30, 2010, we had cash of $30,149, accounts payable and accrued expenses of $183,195, all of which were current liabilities, and an advance payable including accrued interest to our CEO of $123,252. The $123,252 will be repaid to our CEO once we raise sufficient cash or March 31, 2011, whichever is sooner. On October 4, 2010, the Company issued 10,000 shares of common stock in exchange for $10,000 cash.

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. The absence of revenues and known adequate, available financing results in an uncertainty regarding the Company's ability to continue as a going concern.

Management has plans to seek additional capital through private placements and public offerings of its common stock, including the registered self-directed offering described above. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

Our CEO intends to continue to provide minimal cash to fund critical needs until shares are sold to raise capital.

Our CEO contributed a patent, a provisional patent, pending trademark applications and know-how to the Company. We intend to use the assets to raise the capital required to fund operations. In accordance with ASC 845-1-S99, Transfers of Non-Monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock prior to the Company's initial public offering should be recorded at the transferor's historical cost basis determined under GAAP. Because no records exist to support a historical cost basis in accordance with GAAP, the patent, provisional patent, pending trademark applications and know-how were valued at the CEO's historical cost basis of zero.

Other than our CEO's  intention  to  provide  minimal  cash,  we have no current commitment from our officers and directors or any of our shareholders, to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, and we may be required to cease operations, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Contractual obligations

Other than the Agreement and Plan of Merger with Boston Therapeutics, Inc. ("BTI") discussed in Note 1 to the financial statements, we do not currently have any other material contractual obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item, as provided by Regulation S-K Item 305(e).

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Company's CEO/CFO, does not expect that the Company's internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 1A.  Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item, as provided by Regulation S-K Item 305(e).


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  (Removed and Reserved)


Item 5.  Other Information

         None.

         Item 6.  Exhibits


   Exhibit No.     Title of Document
---------------   --------------------------------------------------------------


      31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

      31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

      32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

      32.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**


*Filed as an exhibit hereto.


**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                     BOSTON THERAPEUTICS, INC.

Date:  November 22, 2010                             By: /s/ David Platt
                                                     ---------------------------
                                                     David Platt
                                                     Chief Executive Officer and
                                                     Chief Financial Officer