Form 10-K
period 2010-12-31
Boston Therapeutics, Inc.
filed 2011-04-01
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number:  333-164785

BOSTON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0801073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

33 South Commercial Street Manchester, NH	03101
(Address of principal executive offices)	(Zip Code)

978-886-0421

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐           No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐           No  ☐ (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer ☐ Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No  ☒

At June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2011
Common Stock, $0.001 par value per share	14,041,236 shares

DOCUMENTS INCORPORATED BY REFERENCE:

None.

2

BOSTON THERAPEUTICS, INC.

FORM 10-K

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “plan,” “estimate,” “anticipate,” “project,” “targets,” “optimistic,” “potential,” “intend,” “aim,” “may,” “will,” “continue” or similar expressions, or the negative thereof, are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors, risks and uncertainties that could cause actual results to differ materially are the following:

•	We may be unable to raise the capital we will need to maintain operations and fulfill our business objectives.

•	We are subject to extensive and costly regulation by the FDA, which must approve our product candidates in development and could restrict the sales and marketing of such products in development.

•	We may be unable to achieve commercial viability and acceptance of our proposed products.

•	We may be unable to retain key members of our senior management.

•	We may be unable to improve upon, protect and/or enforce our intellectual property.

•	We may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates.

•	We are subject to significant competition.

•	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy new reporting requirements, which will increase our costs and require additional management resources.

For a discussion of these and additional factors, risks and uncertainties which could impact us and the statements contained herein, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, as may be supplemented in our Quarterly Reports on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. All forward-looking statements and risk factors included in this Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor to reflect changes in our expectations, future events, new information or otherwise.

Item 1. Business.

Organizational History

Boston Therapeutics, Inc. was formed as a Delaware corporation (the “Company,” “we,” and “us”) on August 24, 2009 under the name “Avanyx Therapeutics, Inc.” On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt, the Company’s Chief Executive Officer and Chief Financial Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger. Dr. Platt received 400,000 shares of our common stock in connection with the Merger. Kenneth A. Tassey, Jr., who became our President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

Business Operations

Our primary business is the development, manufacture and commercialization of therapeutic drugs and dietary supplements with a focus on glyco-pathology, a specialized field involving understanding the importance of carbohydrates in biochemistry and progression of diseases.  We are currently focusing on two products, IPOXYN™, an anti-hypoxia drug that we are currently developing and SUGARDOWN™, a complex carbohydrate-based dietary supplement that we are currently marketing.

IPOXYN™

We have developed as our initial drug candidate product IPOXYN™, a glyco-protein based therapeutic agent using proprietary processes and patented technology. Our IPOXYN™ anti-hypoxia drug consists of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

We have unrestricted access, subject only to adequate funding, to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient quantities of IPOXYN™ to complete pre-clinical pharmacokinetic, safety and efficacy studies in support of an investigative new drug (“IND”) filing in the United States and Europe in 2011.  The primary raw material for IPOXYN™ is extracted from controlled sourced bovine blood which can be obtained from multiple sources at commodity prices under Good Manufacturing Practice (GMP).  There are numerous facilities capable of processing source verified red blood cell extract.  We expect to put in place agreements for obtaining and processing these materials upon funding.

In addition to potential uses for human patients, we also intend to file a registration for IPOXYN™ for veterinary applications under the name OXYFEX™.  We are unaware of any drug currently on the market for animals that can deliver oxygen, and there is only limited “blood banking” for animals despite a constant need. OXYFEX™ can serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

We hope to be able to commence marketing OXYFEX™ for veterinary applications, which we view as a potentially lucrative market, in 2012 in various locations around the world. We estimate that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. We believe that the average veterinary practice treats only a small percentage of canine anemia cases with red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, nutritional supplements or inspired oxygen. The FDA Center for Veterinary Medicine approved a bio-similar product to OXYFEX™ named Oxyglobin in 1998 and the European Commission approved Oxyglobin in

1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Oxyglobin is no longer in use. Based upon the prior, limited efforts of the now bankrupt third party that developed Oxyglobin, we believe that the potential veterinary market for OXYFEX™ in the United States alone could exceed $250 million in sales annually within a few years after introduction.

Our pharmaceutical agents are intended for intravenous administration into the circulatory system to target acute and late stage diseases that, we believe, have a great unmet medical need.  Hypoxia conditions, which we intend to treat with IPOXYN™, result from a lack of oxygen supply to living cells.  Hypoxia will lead to ischemia, inflammation and the death of living cells.  Ischemia is a restriction in blood supply, generally due to factors in the blood vessels, with resultant damage or dysfunction of tissue.  Diabetic foot ulcer, which occurs in 15% of patients with diabetes and precedes more than 80% of all lower leg amputations, is one of the major complications of diabetes mellitus. Two major risk factors that cause diabetic foot ulcer are diabetic neuropathy and micro/macro ischemia.  Increases in mortality among diabetic patients observed over the past 20 years are considered to be due to the development of macro and micro vascular complications including the failure of the wound healing process.  A failure of effective treatment of wounds in this population can often lead to infection, tissue death and amputation of the lower leg and foot as the only treatment option.  We believe that IPOXYN™ represents a potentially effective treatment for lower limb complications of diabetes.

Our Strengths and Strategies.

Leverage extensive regulatory expertise. Dr. Platt, a PhD. chemical engineer, has approximately 20 years experience in the development of therapeutic drugs and holds many patents.  He has been substantially involved in the FDA approval process for a number of drugs, and we anticipate that his expertise shall be crucial as we develop our drugs through the trial and approval process.

Focus on novel therapeutic opportunities provided by carbohydrates. We believe our company is one of the pioneers focused on development of carbohydrate-based anti hypoxia therapeutic. As a result of their structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins. Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections. We believe this offers a largely untapped area for treatment by utilizing hemoglobin as modified by carbohydrate chemistry to deliver oxygen to cells in a hypoxic condition.

Scientific Overview - Hypoxia

Hypoxic conditions are detrimental to maintaining normal functionality in all living tissues. In mammals, red blood cells (RBCs) deliver oxygen throughout the body using hemoglobin, a protein responsible for carrying and releasing oxygen to the body's tissues. Under normal conditions, approximately 98% of oxygen is delivered by hemoglobin in the RBCs, while less than two percent is dissolved in the plasma, the fluid part of the blood.

As the heart pumps blood, RBCs take up oxygen in the lungs and carry it to various parts of the body. Blood travels through progressively smaller blood vessels to the capillaries, some of which are so narrow that RBCs can only pass through them in single file. Most of the oxygen release occurs in the capillaries. Oxygen depleted RBCs return to the lungs to be reloaded. Adequate blood flow, pressure and RBC counts are crucial to this process. Hypoxia, or oxygen deprivation, even for several minutes, can result in cell damage, organ dysfunction and, if prolonged, death.

The causes of inadequate tissue oxygenation generally can be classified into three major categories:

Ischemia -- inadequate RBC flow for tissue oxygenation. Ischemia may be caused by obstructed or constricted blood vessels and can lead to stroke, heart attack or other organ or tissue dysfunction.

Cardiopulmonary failure -- impaired function of the heart or lungs.  Cardiopulmonary failure may be caused by the inability of the heart to pump sufficient quantities of blood to meet the needs of the tissues or the failure of the lungs to oxygenate blood adequately.

Anemia -- insufficient RBCs in circulation. This condition can be caused by chronic disorders affecting RBCs functionality or production like chemotherapy and radiation for treatment of cancer, or blood born diseases like bone marrow diseases. Anemia may be also caused by acute blood loss from accidental injury or surgery.

The standard therapy for acute anemia resulting from blood loss is infusion of RBCs mainly from supplies of donated blood. For prophylactic or long term treatment of anticipated or chronic anemia, medications that stimulate the creation of new RBCs are frequently used.

Presently, there is no substitute for human blood to deliver oxygen to the body; and transfusions involve certain risks and limitations.  Despite the effort by blood banks around the world to screen the blood supply for HIV, hepatitis and other blood borne diseases, there is a continuing risk of an unsafe blood supply in many parts of the world; donated blood continues to carry the risk of disease transmission.

Blood compatibility and handling and storage requirements and limitations, limit the use of RBCs transfusions to hospital environment only. Shortages of certain types of blood thus occur due to seasonal factors or disasters. Since RBCs’ oxygen-delivering capacity breaks down with storage (approximately 75% capacity remains after eight days of storage) their shelf-life is less than 42 days, limiting the ability for significant stockpiles of RBCs. In addition, for ischemic conditions due to constricted blood vessels where normal passage of RBCs is restricted or due to impaired heart or lung function, RBCs transfusions are generally not effective.

IPOXYN™ and OXYFEX™

IPOXYN™ is designed for delivery as an intravenous solution, with the expectation that it can reverse an inadequate supply of oxygen and support various metabolic functions in the body in a manner and with effects similar to those resulting from the infusion of RBCs - but without the limitations of compatibility, availability, short shelf life, volume and logistical challenges commonly associated with transfusions of whole blood.  Other intravenous fluids commonly used in emergency trauma to restore blood volume, such as Ringer’s lactate or saline, are not designed to and do not effectively carry oxygen.  We have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN™.  IPOXYN™ will not be ready for commercialization until these steps are completed.

We are planning to introduce this product in clinical trials for hypoxic medical conditions. Hypoxia promotes resistance to conventional treatments, as well as treatments for other diseases. IPOXYN™ has the potential to greatly improve survival of patients in multiple indications in which hypoxia is a factor.  Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function.  It is widely known through research that lack of oxygen will result in a cascade of biochemical reactions which promote resistance to many helpful therapeutic substances and which interfere with the body’s own repair mechanisms. Antibiotics for the treatment of infection are less effective when hypoxic conditions are involved. Similarly, hypoxic cancer cells are resistant to chemotherapy treatments; most chemotherapy drugs rely on rapid cell division which requires normal oxygenation of cells, but in a hypoxic condition, cells divide slowly and therefore resist many chemotherapy treatments.

Another unmet clinical need is in various acute ischemic conditions, where hypoxia can develop from a local restriction of constrained blood vessels, or poor and compromised flow which leads to insufficient supply of oxygen by otherwise well-oxygenated and distributed RBCs, e.g. cerebral ischemia, ischemic heart disease and intrauterine hypoxia which is an unchallenged cause of perinatal death. In these cases IPOXYN™, as a rechargeable soluble oxygen delivery agent, may not be restrained whereas well-oxygenated RBCs may be prevented from flow and delivery of oxygen.  This is so because RBCs are large biological structures compared to the size of IPOXYN™, which is a modified single-protein function oxygen carrier.  In ischemic and hypoxic conditions, RBCs may not be able to penetrate the small vessels which have lost their integrity to support RBC distribution and thus oxygen availability. Due to its small molecular size, IPOXYN™ can carry and distribute oxygen widely without risk of clot formation and flow stoppage.

In veterinary medicine applications, OXYFEX™ will be used as an oxygen delivery agent similar to a blood substitute for ischemia and trauma, as well as for blood loss during surgery.

Status of development of IPOXYN™

We are in the process of developing IPOXYN™ for pre-clinical studies, in order to conduct clinical trials and to file applications with the FDA as applicable.

Competitive Products

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of hypoxia and other diseases.  The standard therapy for reversing hypoxia due to acute blood loss may be blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine, also known as hyperbaric oxygen therapy (HBOT), is the medical terminology for using oxygen at a level higher than atmospheric pressure. There are many conditions being treated using this approach including acute blood loss (Hart GB, Lennon PA, Strauss MB. (1987) "Hyperbaric oxygen in exceptional acute blood-loss anemia". J. Hyperbaric Med 2 (4): 205–210). In the United States, HBOT is recognized as a reimbursable treatment for 14 "approved" conditions and an HBOT session can cost anywhere from $200 in private clinics, to over $1,000 in hospitals.  The sessions require the use of a heavy chamber. The most common intervention in hypoxic patients is RBC transfusion. The need for intervention to reduce hypoxia can also be affected by medical conditions such as ischemia or cardiopulmonary failure, claudication (cramping caused by blocked arteries in the leg), poor perfusion and other indications, where a combination of below optimal flow and capacity are compromising oxygen delivery.

When compared to RBC transfusion we believe IPOXYN™ has the following advantages:

●	Availability: readily available, with a two year shelf-life, much longer than the two week shelf life for RBCs and easier to perfuse.

●	Stability: stored at room temperature for months while maintaining its full capacity for oxygen delivery and release and logistical convenience

●	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.

●	Compatibility : safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.

●	Critical care: IPOXYN™ can be safely applied outside the hospital to treat or prevent ischemic conditions in cases like shock and trauma, heart attack or stroke where low flow or suspended local flow are disrupted. A readily available infusion package makes it a straightforward tool for emergency medical teams to use on site in order to save a patient’s life, when time is of the essence for survival.

●	Molecular structure: Chemically IPOXYN™ features a small molecular size compared to RBCs, so it possesses better flow characteristics and circumvents constricted vessels that restrict flow of RBCs and thus the supply of oxygen to tissues and organs.

●	Oxygenation : Due to its high solubility, it has high capacity and faster exchange of oxygen in tissues, as well as facilitating the release of oxygen from RBCs for overall unparallel efficiency.

For chronic anemia situations, erythropoietin-based formulations are available from two suppliers. Erythropoietin stimulates the erythropoietic system in the bone marrow to produce its own RBCs. These products are slow acting, and only administered in anticipation of blood loss during surgery, and are not effective for temporary use or in emergency situations when acute blood loss requires RBC infusion to deliver oxygen.

The fields of treatment of oxygen-deprived states have been approached in many ways for the past 70 years. These include such techniques at high oxygen concentration, hyperbaric chambers, as well as the more mechanical approaches of vessel dilation and blood thinning.  All have met with minor measures of improvement. In the early 1980’s a number of companies focused on creating specific oxygen carriers that were either (a) blood derived elements, (b) synthetics consisting of Perfluoro chemicals or (c) elements created using recombinant and molecular engineering approaches (red cell modifiers).  Companies including Baxter, Abbot, and Biopure, and now OPK in Cambridge, MA, for example, used the blood derived approach; Green Cross, Alliance Pharmaceuticals and Synthetic blood focused on synthetics, and Somatogen and Allos Therapeutics tried recombinant and molecular engineering.  All of these approaches were early attempts to meet a need whose main focus has been on a “blood substitute”. Our approach is fundamentally different. Instead of a blood substitute, we are offering a new chemical entity that will deliver oxygen to hypoxic cells.

We expect IPOXYN™ to compete with traditional therapies and with other oxygen delivery pharmaceuticals.  Some of our competitors and potential competitors may have greater financial and other resources to develop, manufacture and market their products. We believe the most immediate competition comes from companies currently conducting clinical trials of investigational hemoglobin solutions. Privately held Sangart Inc. uses hemoglobin extracted from human red blood cells as the raw material for its products. Sangart reports that it has completed a 90-patient clinical safety trial in Sweden in patients undergoing hip replacement and is conducting a single-center Phase 2 safety trial in the U.S. in cancer patients undergoing radical prostatectomies. It appears that a privately held company may begin a Phase 2 trial of a human-derived hemoglobin solution in the U.S. for treatment of cardiogenic shock.

We are aware of other companies researching the use of hemoglobin as a therapeutic, including programs in China and Japan. We believe that these programs are in the preclinical stage of development, although China’s government-funded initiative may enter clinical testing as early as this year.  In the field of perfluorocarbons, publicly traded Synthetic Blood International Inc. has recently completed an open-label, proof-of-concept Phase 2a clinical trial in eight patients with traumatic brain injury. Alliance Pharmaceutical Corporation has received regulatory authorization in France to initiate a Phase 2 clinical trial to prevent post-operative ileus resulting from hypoxia during major surgery. We believe that the Russian open joint-stock company Scientific and Production Firm “Perftoran” has received regulatory approval to market its perfluorocarbon in Russia, Ukraine, Kazakhstan and Mexico.  In 2009 a company called OPK Biotech bought certain assets of now defunct Biopure Corporation and continues to develop Hemopure for human use.   In the area of cardiovascular we expect competition from medical devices and drugs on the market or which are currently under development. For example, privately held KAI Pharmaceuticals Inc. has reported the completion of a Phase 1/2 clinical trial of its protein kinase C (PKC) inhibitor to reduce ischemia and reperfusion injury during treatment of acute myocardial infarction.  We believe that our use of bovine red blood cells for the production of IPOXYN™ is an advantage over products made from donated human red blood cells stored for a long period of time and other competitive approaches because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells.

Marketing

We believe IPOXYN™ is a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN™ can alleviate acute deficiency of oxygen and avert further life threatening complications
9

and muscle and tissue death which can result from a sustained deficiency of oxygen.  Our belief about the safety and efficacy of IPOXYN™ is based on preliminary good laboratory practices (GLP) testing of a material bio-similar to IPOXYN™, where it was found that such bio-similar formulation had no material toxicity on a small group of animals.  We understand that this testing of GLP produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans.  However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN™ could become a significant new management tool to moderate the inconsistencies of RBC transfusion and become the treatment of choice in critical situations when RBCs are not immediately available.

In addition to the expansive and broad application development in the field of human medical management, we envision a sizable market in the veterinary field and expect to make a registration filing for this market as soon as we can complete pre-clinical safety and efficacy studies. Clinical safety and efficacy studies under Good Manufacturing Practices have not yet been initiated by the Company.

Preliminary data from animal testing conducted by third parties suggests successful use of IPOXYN™ in hypoxia and critical anemic situations, where hypoxic conditions were critical to animal survival. Early experiments with dogs suggest intervention with IPOXYN™ will significantly improve survival in induced canine anemia models. This veterinary treatment of canine anemia will be our first target for seeking early regulatory approval in the European Union. As there is substantial commonality between the metabolic functions of humans and other mammals, animal testing becomes a starting point for many clinical development programs that can directly translate into clinical development programs for humans.  The third party testing described here was conducted by a company that developed a bio-similar product to IPOXYN™.  Testing included repeated intravenous infusions of the product in dogs that was reported in well documented literature and regulatory filings, and the testing did not result in reported mortality/morbidity of the subject animals. Reports concerning anemic dogs infused with the bio-similar product showed increased plasma hemoglobin levels resulting in an increase of the oxygen carrying capacity of the treated animals.  We have no agreements with the third party that conducted these toxicity tests, or its successors.

We intend to engage a medical advisory board consisting of leading physicians who have participated in relevant clinical studies and who are leaders in the field as well as other physician-specialists that will guide us in other indications. We do not currently have agreements with any potential candidates for such board.  We may seek to enter into licensing or co-marketing agreements for parts or all of the world in order to avail the Company of the marketing expertise of one or more seasoned pharmaceutical companies. Alternatively, we may engage contract sales organizations from vendors, contract pharmaceutical companies that supply sales services.

Similarly in the veterinary market, we may engage wholesale distributors on national or regional levels. Marketing programs may include web based advertising, direct mail, educational seminars, conference calls and attendance at trade shows. We may establish a core group of veterinary practices that will start to use the product regularly. These veterinarians can serve as effective advocates of the product when interacting with other veterinarians.

SUGARDOWN™

We have developed SUGARDOWN™, a complex carbohydrate-based dietary supplement using proprietary processes and technology. We have unrestricted access to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient supply of SUGARDOWN™ to support product distribution across multiple sales channels as a dietary supplement. Our SUGARDOWN™ dietary supplement consists of a stabilized complex carbohydrate composition.

Status of Development of SUGARDOWN™

We have completed development of SUGARDOWN™ as a dietary supplement. We have not conducted clinical trials. We have filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN™ which describes the proposed mechanism of action of SUGARDOWN™ in reducing post-meal elevation of glucose in the blood. The Company submitted twenty nine structural and functional claims with the FDA. We have filed a provisional patent with the United States Patent and Trademark Office with regard to SUGARDOWN™. General Product Liability Insurance for SUGARDOWN™ has been in effect since April 2010.

Scientific Overview

Diabetes Mellitus

Diabetes Mellitus, known simply as Diabetes, is a chronic metabolic disorder in which a person has abnormally high levels of glucose in the circulating blood. This condition is caused by a failure of the pancreas to produce insulin and/or an inability of the body to respond adequately to circulating insulin. When glucose builds up in the blood instead of going into cells, it can lead to diabetes complications, which include limb Ischemia and neuropathy, retinopathy, kidney, cardiovascular and cerebrovascular diseases. Diabetes affects 25 million people in the United States.

Pre-Diabetes

Pre-diabetes is the state in which a person has higher than normal blood glucose level, but not high enough to be diagnosed with Diabetes. While in this range between normal and diabetic, patients are at risk for not only developing type 2 diabetes, but also for cardiovascular complications. Pre-diabetes affects more than 79 million Americans.

Diabetes Mellitus is categorized into three general areas:

Type 1 diabetes: results from the body's failure to produce insulin, and presently requires the person to inject insulin. Only 5-10% of people with diabetes have this form of the disease. It is considered an auto-immune disease, since the body's immune system attacks and destroys Insulin producing beta cells in the pancreas.

Type 2 diabetes: results from Insulin resistance by the body’s cells, deficient Insulin production by the Pancreas or a combination of both. Insulin resistance is a condition in which the cells in the body ignore or have become desensitized to Insulin.

Gestational diabetes: is determined when pregnant women, who have never had diabetes before, have a high blood glucose level during pregnancy. It may precede development of type 2 diabetes and affects approximately 4% of all pregnant women.

Type 2 and Type 1 diabetics generally manage their blood glucose level on a meal-to-meal basis. High levels of glucose in the bloodstream for prolonged periods can lead to complications of diabetes caused by reduced oxygen supply and nerve tissue damage to eyes, kidney, brain, heart and limbs.

Standard therapies for Diabetes include physician-recommended exercise and diet, oral hypoglycemic drugs such as Metformin for type 2 diabetics, and Insulin injection regimens for type 1 diabetics. The objective of each is to maintain a daily blood glucose level range recommended by a physician.

SUGARDOWN™

SUGARDOWN™ is a user-ready chewable tablet that we believe moderates the absorption of glucose through the intestinal wall and into the bloodstream. This may provide benefit to pre-diabetics and diabetics in helping to reduce the blood sugar elevation associated with consumption of carbohydrates and to maintain moderate blood glucose level after meals and throughout the day. While other dietary supplements and FDA approved drugs focus on reducing blood glucose already present in the bloodstream, we believe that SUGARDOWN™ works in the gastrointestinal tract to potentially slow the introduction of glucose into the body.

Competitive Products: SUGARDOWN™

Nutritional Supplements

Products which may be useful to diabetics, and could be potential competitors with SUGARDOWN™, which can be purchased freely over-the-counter, include a variety of tablets, capsules and powders and include Cinnamon, Chromium, Vanadium, Banaba Leaf, Alpha Lipoic Acid, Fenugreek, and Gymnema Sylvestra.

Anti-diabetic drugs

As we intend to present SUGARDOWN™ into clinical trials, and we believe that SUGARDOWN™ in its current format as a dietary supplement may allow diabetics to reduce dependency on anti-diabetic drugs, then we consider currently used drugs as potential competing products.

Anti-diabetic drugs treat diabetes mellitus by lowering glucose levels in the blood. With the exceptions of insulin, exenatide, and pramlintide, all are administered orally and are thus also called oral hypoglycemic agents or oral antihyperglycemic agents. There are different classes of anti-diabetic drugs, and their selection depends on the nature of the diabetes, age and situation of the person, as well as other factors.

Secretagogues, which include Sulfonylureas and Meglitinides

Sulfonylureas were the first widely used oral hypoglycemic medications. They are insulin secretagogues, triggering insulin release by direct action on the KATP channel of the pancreatic beta cells. Glipizide (Glucotrol) falls into this category with side effects including GI discomfort, diarrhea and hypoglycemia.

Meglitinides help the pancreas produce insulin and are often called "short-acting secretagogues." Their mode of action is original, affecting potassium channels By closing the potassium channels of the pancreatic beta cells, they open the calcium channels, hence enhancing insulin secretion. They are taken with or shortly before meals to boost the insulin response to each meal. If a meal is skipped, the medication is also skipped. Repaglinide (Prandin) falls into this category with side effects including hypoglycemia and hyperglycemia.

Sensitizers

Insulin sensitizers address the core problem in type 2 diabetes—insulin resistance and include Biguanides and Thiazolidinediones. Among oral hypoglycemic agents, insulin sensitizers are the largest category.

Biguanides reduce hepatic glucose output and increase uptake of glucose by the periphery, including skeletal muscle. Although it must be used with caution in patients with impaired liver or kidney function, metformin, a biguanide, has become the most commonly used agent for type 2 diabetes in children and teenagers. Amongst common diabetic drugs, metformin is the only widely used oral drug that does not cause weight gain. Metformin is the most prescribed drug in this category whose side effects may be hypoglycemia and lactic acidosis.

Thiazolidinediones (TZDs), also known as "glitazones," bind to PPARγ, a type of nuclear regulatory protein involved in transcription of genes regulating glucose and fat metabolism. Rosiglitazone (Avandia) falls into this category of anti-diabetic agent. It has recently been advised by the FDA for removal from market due to concerns of increased cardiac arrest in patients.

Alpha-glucosidase inhibitors are "diabetes pills" but not technically hypoglycemic agents because they do not have a direct effect on insulin secretion or sensitivity. These agents slow the digestion of starch in the small intestine, so that glucose from the starch of a meal enters the bloodstream more slowly, and can be matched more effectively by an impaired insulin response or sensitivity. These agents are effective by themselves only in the earliest stages of impaired glucose tolerance, but can be helpful in combination with other agents in type 2 diabetes. Acarbose, marketed as Prandase® by Bayer is one such Alpha Glucosidase Inhibitor.

Marketing

We believe SUGARDOWN™ is a safe and effective dietary supplement for assisting pre-diabetics and diabetics in their daily management of blood glucose levels, fulfilling an unmet clinical need. We believe this supplement may provide means by which to slow the onset of type 2 diabetes and/or the onset of diabetes complications such as heart disease, stroke, kidney damage, retinopathy and Diabetic Foot, which can result from high levels of glucose in the blood for long durations. The product is ready for limited market release and is currently available on the company product website www.sugardown.com

We envision a sizable over-the-counter market in the US. In 2010, the Center for Disease Control estimated that there were 25 million diagnosed diabetics and an estimated 79 million pre-diabetics in the US. The Company intends to enter SUGARDOWN™ into clinical trials as a blood sugar moderator for diabetics and pre-diabetics. Pre-clinical safety and efficacy studies under Good Manufacturing Practices have not yet been initiated by the Company. We intend to engage a medical advisory board consisting of leading physicians who have participated in relevant clinical studies and who are leaders in the field of diabetes, who will guide us through the trials process. We do not currently have agreements with any potential candidates for such board. We may seek to enter into licensing or co-marketing agreements for parts or all of the world in order to avail the Company of the marketing expertise of one or more seasoned marketing and/or pharmaceutical companies. We intend to assemble a team of marketing and sales professionals, and to engage third party sales and distribution organizations in order to leverage the expertise and market exposure of those companies. We are not currently under agreement with any such organization, nor have employment agreements in place.

Our Strengths and Strategies

Leverage Extensive Regulatory Expertise. Dr. Platt, a PhD. chemical engineer, has approximately 20 years experience in the development of therapeutic drugs and holds many patents. He has been substantially involved in the FDA approval process for a number of drugs, and we anticipate that his expertise shall be crucial as we develop our drugs through the trial and approval process.

Focus on Novel Therapeutic Opportunities Provided by Carbohydrates. We believe our company is one of the pioneers focused on development of carbohydrate-based anti-hypoxia therapeutics and carbohydrate-based dietary supplements for blood glucose management. As a result of their structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins.

Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections. We believe this offers a largely untapped area for treatment by utilizing hemoglobin as modified by carbohydrate chemistry to deliver oxygen to cells in a hypoxic condition.

Subsidiaries

We currently have no subsidiaries.

Employees

Other than Dr. Platt and Mr. Tassey, we currently have no full-time employees. Neither Dr. Platt nor Mr. Tassey has an employment agreement with the Company.

Facilities

We currently lease an office located at 33 S. Commercial St. Manchester, NH 03101.

Manufacturing

We expect to have access to a pilot-scale manufacturing facility with adequate capacity to produce IPOXYN™ for clinical trials and market introduction following European Medicines Evaluation Agency (EMEA) / FDA approval, but no agreement for such access is currently in place. We intend to only utilize manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) as required by the regulatory authorities in Europe or the United States.

Environmental Regulation

Pharmaceutical research and development involves the controlled use of hazardous materials. Biotechnology and pharmaceutical companies must comply with laws and regulations governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. We do not anticipate building in-house research, development or manufacturing facilities, and, accordingly, do not expect to have to comply directly with environmental regulation. However, our contractors and others conducting research, development or manufacturing activities for us may be required to incur significant compliance cost, and this could in turn could increase our expense or delay our completion of research or manufacturing programs.

Dependence on One or a Few Major Customers

To date we have had limited sales of our SUGARDOWN™ product and have no significant customers. We have signed a memorandum of understanding (“MOU”) with a Hong Kong-based pharmaceutical company for distribution of SUGARDOWN™ in the Hong Kong and mainland China markets and are in negotiations to convert the MOU into a definitive agreement. There can be no assurances that we will be able to enter into such a definitive agreement.

Patents, Trademarks and Licenses

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to our business.

Our proprietary technologies embodied in IPOXYN™ and OXYFEX™ include claims under patent number 6,245,316 (Enhancement of Delivery of Radioimaging and Radioprotective Agents) which expires in 2018, and a provisional patent relating to a Hybrid Hemoglobin Molecule and Methods of Use, Application No. 61/285,281, both of which were assigned to the Company by our CEO.

Our CEO also has assigned the trademarks IPOXYN™ (U.S. Trademark Application No. 77754473) and Avanyx Therapeutics™ (U.S. Trademark Application No. 77806120) to the Company. Our CEO and our President have assigned the trademark SUGARDOWN™ (U.S. Trademark Application No. 77812848) to the Company.

It is not economically practicable to determine in advance whether our products, product components, manufacturing processes or the uses infringe the patent rights of others. It is likely that, from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a customer, vendee or licensee against such third-party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could harm our business.

Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

Government Regulation

New drug approval for clinical use requires extensive research, manufacturing, pre-clinical and clinical studies, packaging, labeling, advertising, promotion, export and marketing, among other things. IPOXYN™ will be subject to extensive regulation by governmental authorities in the United States and other countries. As a therapeutic product administered by intravenous infusion, it will be regulated as a drug and will require extensive safety and efficacy studies for regulatory approval before it may be commercialized.

Dietary Supplements

We currently offer SUGARDOWN™ as a dietary supplement. We are not required to attain FDA approval in order to offer SUGARDOWN™ in this manner. We are required to either comply with certain FDA guidelines with respect to certain marketing claims for SUGARDOWN™, or to file those claims with the FDA. We believe that we comply with those guidelines and have voluntarily filed structural and functional claims with the FDA. If we choose to offer SUGARDOWN™ as a drug, it will be subject to the drug approval process described below.

Drug Approval Process

In the United States, IPOXYN™ is a new chemical entity. and will require FDA approval. Before final approval for marketing could occur, the following steps must be completed: preclinical safety animal studies, GMP manufacturing, submission of Investigational New Drug, or IND application for extensive clinical trials to show proof of concept to significant health benefit.

After approval and during clinical studies FDA can put the drug on "clinical hold."  In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the use of the drug can proceed.  FDA may stop marketing, or clinical trials, or particular types of trials, by imposing a clinical hold because of safety concerns and potential risk to patients.

Clinical trials involve the administration of the investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator consistent with an informed consent. Each clinical protocol is submitted, reviewed and approved by an independent Institutional Review Board, or IRB, or Ethical Committee

(EC) at participating hospital at which the study will be conducted. The IRB/EC will consider, among other things; ethical factors, safety to human subjects and the possible liability of the institution.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety or adverse effects, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.

Phase II clinical trials usually involve studies in a limited patient population to evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse effects and safety risks.

Phase III clinical trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population and at multiple clinical sites.

Phase IV clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as Phase III/IV post-approval clinical trials.

The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the application requesting approval to market the product. The FDA may delay approval of any product submitted by the Company. The FDA may limit the indicated uses for which an approval is given.

New Drug Approval for Veterinary Use

The use of new drugs for companion animals requires the filing of a New Animal Drug Application, or NADA with, and approval by, the FDA. The requirements for approval are similar to those for new human drugs, exclusive of human trials.  Obtaining NADA approval often requires safety and efficacy clinical field trials in the applicable species and disease, after submission of an Investigational New Animal Drug Application, or INADA, which for non-food animals becomes effective upon acceptance for filing.

Pervasive and Continuing Regulation

Any FDA approvals that may be granted will be subject to continual review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of our products remain subject to extensive regulatory requirements administered by the regulatory bodies, including compliance with current Good Manufacturing Practices, serious adverse event reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses.

We are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals and termination of marketing. Any such enforcement action could have a material adverse effect on us. Unanticipated changes in existing regulatory requirements, state and local work and environmental laws or the adoption of new requirements could also have a material adverse effect on us.

Foreign Regulation

We will be subject to a variety of regulations governing clinical trials and sales of our products in the United States and outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable non-U.S. regulatory authorities must be obtained prior to the commencement of marketing of the product in any country.

The approval process varies from country to country and can be complicated and time consuming; the time needed to secure approval may be longer or shorter than that required for FDA approval. For example the European Union requires approval of a Marketing Authorization Application by the European Medicines Evaluation Agency. These applications require the completion of extensive preclinical studies, clinical studies and manufacturing and controls information.

Reimbursement

Our ability to successfully commercialize our human product will also depend on the extent to which reimbursement of the cost of such product and related treatment will be approved by the government health administration authorities, private health insurers and other health providers’ organizations.  Significant uncertainty exists as to the reimbursement status of newly approved health care products. As third-party payors are increasingly challenging the price of medical products, there can be no assurance that adequate reimbursement of the cost will be available to enable us to maintain price levels sufficient for realization of an appropriate return on its investment.

Recently the public and the federal government have focused significant attention on reforming the health care system in the United States. A number of health care reform measures have been suggested, including price controls on therapeutics. Public discussion of such measures is likely to continue, and concerns about the potential effects of different possible proposals have been reflected in the volatility of the stock prices of companies in the health care and related industries.

Item 1A. Risk Factors.

RISKS RELATED TO OUR COMPANY

IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS.

For the period from inception on August 29, 2009 through December 31, 2010, we had a net loss of $386,116, of which $248,295 was incurred during the fiscal year ended December 31, 2010.  As of December 31, 2010, the Company had $15,193 cash on hand.  We do not currently have sufficient capital resources to fund operations.  Our Chief Executive Officer has been lending money to the Company to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans.  However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all.  To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders.  If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.  If we fail to raise sufficient funds, we would have to curtail or cease operations.

Management has developed what it believes is a viable plan to continue as a going concern.  The plan relies upon our ability to obtain additional sources of capital and financing.  We have a currently effective registration statement on Form S-1 registering the sale of up to 15,000,000 shares at $1.00 per share. We will need to file a post-effective amendment to the Form S-1 and have the amendment declared effective before we can make sales pursuant to the S-1. We anticipate filing an amendment shortly after the filing of this Annual Report on Form 10-K. We believe that if we can raise $5,000,000 in the offering it will be sufficient to provide working capital for the next year.  Our Chief Executive Officer intends to provide us with minimal cash to fund critical needs until we are able to raise additional capital from this offering or another offering but there is no guarantee that he will do so or will do so for any extended period of time.  Presently we do not have any existing sources or plans for financing other than this offering and our Chief Executive Officer. If we are unable to receive additional financing, we may be required to cease operations.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTUS AND MAY INCREASE THE RISK OF YOUR INVESTMENT.

We are a development-stage company with no operating history, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate.  We have no products available for sale, and none are expected to be commercially available for at least eighteen months, if at all.  We may never obtain Food and Drug Administration (“FDA”) approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable.  Our failure to generate revenue and profit would likely cause our securities to decrease in value and/or become worthless.

ADDITIONAL FINANCING REQUIRED TO IMPLEMENT OUR BUSINESS PLAN MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL, AND WE MAY HAVE TO ACCEPT FINANCING TERMS THAT WOULD ADVERSELY AFFECT OUR SHAREHOLDERS.

We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the foreseeable future.  Accordingly, we do not expect to be generating sales or other revenue and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing.  We have no commitments for any financing at this time, and any financing commitments may result in dilution to our existing stockholders.  We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders.  For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business.  Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders interests.  Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales.  If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

OUR ABILITY TO GROW AND COMPETE IN THE FUTURE WILL BE ADVERSELY AFFECTED IF ADEQUATE CAPITAL IS NOT AVAILABLE.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing.  Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy.  As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

OUR PRODUCTS ARE BASED ON NOVEL, UNPROVEN TECHNOLOGIES.

Our drug candidates in development are based on novel unproven technologies using proprietary carbohydrate compounds in combination with FDA approved drugs currently used in the treatment of ischemia, anemia and trauma and other diseases.  Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-hypoxia drugs we are working with or other therapeutics we intend to develop.  None of our products have commenced human clinical trials. Although we have completed certain animal studies that we believe were successful, pre-clinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Clinical trials are expensive, time-consuming and may not be successful.  They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the products necessary for an approved drug.  Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics.  Even if our products progress successfully through initial human testing, they may fail in later stages of development. We may engage others to conduct our clinicaltrials, including clinical research organizations and, possibly, government-sponsored agencies.  These trials may not start or be completed as we forecast, or may not achieve desired results.

WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCTS.

Even if our current and anticipated products achieve positive results in clinical trials, we may be unable to commercialize them. Potential products may fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to produce, fail to achieve market acceptance, or be precluded from commercialization by proprietary rights of third parties. Our inability to commercialize out products would substantially impair the viability of our company.

WE HAVE ESTABLISHED PREFERRED STOCK WHICH CAN BE DESIGNATED BY THE COMPANY'S BOARD OF DIRECTORS WITHOUT SHAREHOLDER APPROVAL.

The Company has authorized 5,000,000 shares of preferred stock. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. If preferred stock is designated and issued, then depending upon the designation and preferences, the holders of the shares of Series A Preferred Stock may exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company.

OUR MANAGEMENT AND ONE SIGNIFICANT SHAREHOLDER COLLECTIVELY OWN A SUBSTANTIAL MAJORITY OF OUR COMMON STOCK.

Collectively, our officers, our directors and one significant shareholder own or exercise voting and investment control over 93% of our outstanding common stock and will continue to own 45% of the outstanding equity of the Company assuming all of the 15,000,000 shares being offered in our public offering are ultimately sold.  As a result, investors may be prevented from affecting matters involving the Company, including:

• the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

• any determinations with respect to mergers or other business combinations;

• our acquisition or disposition of assets; and

• our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

WE ARE DEPENDENT UPON OUR TWO OFFICERS FOR MANAGEMENT AND DIRECTION AND THE LOSS OF THESE PERSONS COULD ADVERSELY AFFECT OUR OPERATIONS AND RESULTS.

Our only current officers are David Platt and Ken Tassey.  We are dependent upon both Dr. Platt and Mr. Tassey for implementation of our proposed expansion strategy and execution of our business plan. The loss of Dr.

Platt or Mr. Tassey could have a material adverse effect upon its results of operations and financial position. We do not maintain “key person” life insurance for Dr. Platt or Mr. Tassey.  The loss of Dr. Platt or Mr. Tassey could delay or prevent the achievement of our business objectives.

OUR LACK OF OPERATING EXPERIENCE MAY CAUSE US DIFFICULTY IN MANAGING OUR GROWTH WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

We have limited experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products, or negotiating, establishing and maintaining strategic relationships. Any growth of our company will require us to expand our management and our operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our operational, managerial and financial resources.

WE WILL DEPEND ON THIRD PARTIES TO MANUFACTURE AND MARKET OUR PRODUCTS AND TO DESIGN TRIAL PROTOCOLS, ARRANGE FOR AND MONITOR THE CLINICAL TRIALS, AND COLLECT AND ANALYZE DATA.

We do not have, and do not now intend to develop, facilities for the manufacture of any of our products for clinical or commercial production. In addition, we are not a party to any long-term agreement with any of our suppliers, and accordingly, we have our products manufactured on a purchase-order basis from one of two primary suppliers. We will need to develop relationships with manufacturers and enter into collaborative arrangements with licensees or have others manufacture our products on a contract basis. We expect to depend on such collaborators to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators.

In addition, we have limited experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize our pharmaceutical products. If we develop commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products.

Moreover, as we develop products eligible for clinical trials, we contract with independent parties to design the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.

WE ARE EXPOSED TO PRODUCT LIABILITY, PRE-CLINICAL AND CLINICAL LIABILITY RISKS WHICH COULD PLACE A SUBSTANTIAL FINANCIAL BURDEN UPON US, SHOULD WE BE SUED, BECAUSE WE DO NOT CURRENTLY HAVE PRODUCT LIABILITY INSURANCE OR GENERAL INSURANCE COVERAGE.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. Such claims may be asserted against us. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of these formulations or products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We currently maintain product liability insurance with respect to SUGARDOWN™. There is no guarantee that such insurance will provide adequate coverage against our potential liabilities. Since we do not currently have any FDA-approved products or formulations, we do not currently have any other product liability insurance covering commercialized products. We may not be able to obtain or maintain adequate product liability insurance, when needed, on acceptable terms, if at all, or such insurance may not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be unable to obtain or to maintain clinical trial or directors and officers liability insurance on acceptable terms, if at all.  Any inability to obtain and/or maintain insurance coverage on acceptable terms could prevent or limit the commercialization of any products we develop.

IF USERS OF OUR PROPOSED PRODUCTS ARE UNABLE TO OBTAIN ADEQUATE REIMBURSEMENT FROM THIRD-PARTY PAYERS, OR IF NEW RESTRICTIVE LEGISLATION IS ADOPTED, MARKET ACCEPTANCE OF OUR PROPOSED PRODUCTS MAY BE LIMITED AND WE MAY NOT ACHIEVE REVENUES.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

Our ability to commercialize our proposed products will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products.

THERE ARE RISKS ASSOCIATED WITH OUR RELIANCE ON THIRD PARTIES FOR MARKETING, SALES AND DISTRIBUTION INFRASTRUCTURE AND CHANNELS.

We expect that we will be required to enter into agreements with commercial partners to engage in sales, marketing and distribution efforts around our products in development. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into relationships with third parties for the sales and marketing of our proposed products, we will need to develop our own sales and marketing capabilities.

We may be unable to engage qualified distributors. Even if engaged, these distributors may:

        •     fail to satisfy financial or contractual obligations to us;

        •     fail to adequately market our products;

        •     cease operations with little or no notice to us; or

        •     offer, design, manufacture or promote competing formulations or products.

If we fail to develop sales, marketing and distribution channels, we would experience delays in generating sales and incur increased costs, which would harm our financial results.

WE WILL BE SUBJECT TO RISKS IF WE SEEK TO DEVELOP OUR OWN SALES FORCE.

If we choose at some point to develop our own sales and marketing capability, our experience in developing a fully integrated commercial organization is limited. If we choose to establish a fully integrated commercial organization, we will likely incur substantial expenses in developing, training and managing such an organization. We may be unable to build a fully integrated commercial organization on a cost effective basis, or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

IF WE ARE UNABLE TO CONVINCE PHYSICIANS AS TO THE BENEFITS OF OUR PROPOSED PRODUCTS, WE MAY INCUR DELAYS OR ADDITIONAL EXPENSE IN OUR ATTEMPT TO ESTABLISH MARKET ACCEPTANCE.

Broad use of our proposed products may require physicians to be informed regarding our proposed products and the intended benefits Inability to carry out this physician education process may adversely affect market acceptance of our proposed products. We may be unable to timely educate physicians regarding our proposed products in sufficient numbers to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our products. In addition, we may expend significant funds toward physician education before any acceptance or demand for our proposed products is created, if at all.

RISKS RELATED TO OUR INDUSTRY

WE WILL NEED REGULATORY APPROVALS TO COMMERCIALIZE OUR PRODUCTS AS DRUGS

We currently offer SUGARDOWN™ as a dietary supplement. We are not required to attain FDA approval in order to offer SUGARDOWN™ in this manner. If we choose to offer SUGARDOWN™, IPOXYN™, or any other product as a drug, we are required to obtain approval from the FDA in order to sell our products in the U.S. and from foreign regulatory authorities in order to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, if we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

DATA OBTAINED FROM CLINICAL TRIALS ARE SUSCEPTIBLE TO VARYING INTERPRETATIONS, WHICH COULD DELAY, LIMIT OR PREVENT REGULATORY CLEARANCES.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug, resulting in delays to commercialization, and could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

OUR COMPETITIVE POSITION DEPENDS ON PROTECTION OF OUR INTELLECTUAL PROPERTY.

Development and protection of our intellectual property are critical to our business. All of our intellectual property, patented or otherwise, has been invented and/or developed by employees of our CEO, David Platt.  If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

Since patent applications in the U.S. are maintained in secrecy for at least portions of their pendency periods (published on U.S. patent issuance or, if earlier, 18 months from earliest filing date for most applications) and since other publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we are the first to make the inventions to be covered by our patent applications. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents.

Some or all of our patent applications may not issue as patents or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue such litigation or to protect our patent rights.

Although we will require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, and all of our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored.  Currently, we do not have any scientific or technical employees.  We have consultants and a network of uniquely experienced researchers, clinicians and drug developers, none of whom have signed or been asked to sign any agreements.

PRODUCTS WE DEVELOP COULD BE SUBJECT TO INFRINGEMENT CLAIMS ASSERTED BY OTHERS.

We cannot assure that products based on our patents or intellectual property that we license from others will not be challenged by a third party claiming infringement of its proprietary rights. If we were not able to successfully defend our patents or licensed rights, we may have to pay substantial damages, possibly including treble damages, for past infringement.

WE FACE INTENSE COMPETITION IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES.

The biotechnology and pharmaceutical industries are intensely competitive. We face direct competition from U.S. and foreign companies focusing on pharmaceutical products, which are rapidly evolving. Our competitors include major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions are increasingly likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products based on technology developed at such institutions. Our competitors may succeed in developing or licensing technologies and products that are more effective or less costly than ours, or succeed in obtaining FDA or other regulatory approvals for product candidates before we do. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

THE MARKET FOR OUR PROPOSED PRODUCTS IS RAPIDLY CHANGING AND COMPETITIVE, AND NEW DRUGS AND NEW TREATMENTS WHICH MAY BE DEVELOPED BY OTHERS COULD IMPAIR OUR ABILITY TO MAINTAIN AND GROW OUR BUSINESS AND REMAIN COMPETITIVE.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our proposed products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

As a pre-revenue company engaged in the development of drug technologies, our resources are limited and we may experience technical challenges inherent in such technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to our proposed products. Our competitors may develop drugs that are safer, more effective or less costly than our proposed products and, therefore, present a serious competitive threat to us.

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Many of our targeted diseases and conditions can also be treated by other medication. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance if commercialized.

HEALTH CARE COST CONTAINMENT INITIATIVES AND THE GROWTH OF MANAGED CARE MAY LIMIT OUR RETURNS.

Our ability to commercialize our products successfully may be affected by the ongoing efforts of governmental and third-party payers to contain the cost of health care. These entities are challenging prices of health care products and services, denying or limiting coverage and reimbursement amounts for new therapeutic products, and for FDA-approved products considered experimental or investigational, or which are used for disease indications without FDA marketing approval.

Even if we succeed in bringing any products to the market, they may not be considered cost-effective and third-party reimbursement might not be available or sufficient. If adequate third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing.

RISKS RELATING TO OUR SECURITIES

THE LACK OF A BROKER OR DEALER TO CREATE OR MAINTAIN A MARKET IN OUR STOCK COULD ADVERSELY IMPACT THE PRICE AND LIQUIDITY OF OUR SECURITIES.

We have no agreement with any broker or dealer to act as a market maker for our securities and as a result, we may not be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

STOCK PRICES FOR PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES ARE VOLATILE.

The market price for securities of pharmaceutical and biotechnology companies historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may adversely affect, among other things, the interest in our stock by purchasers on the open market and our ability to raise capital.

WE LACK A MARKET FOR OUR COMMON STOCK, WHICH MAKES OUR SECURITIES VERY SPECULATIVE.

We currently lack a market for the Company’s common stock. Because of this, it is hard to determine exactly how much our securities are worth. As a result of the lack of market, it is hard to judge how much our securities are worth and it is possible that they will become worthless.

WE HAVE NOT PAID ANY CASH DIVIDENDS IN THE PAST AND HAVE NO PLANS TO ISSUE CASH DIVIDENDS IN THE FUTURE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO HAVE A LOWER VALUE THAN OTHER SIMILAR COMPANIES WHICH DO PAY CASH DIVIDENDS.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition; and
(4)	conditions and trends in the pharmaceutical industry and/or the market for our pharmaceutical products in general.

Further, if our common stock is traded on the over the counter bulletin board, as is our intention, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATION OF PENNY STOCKS.

If our common stock is quoted on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not currently own any real property. We currently lease approximately 375 feet of office space with access to common areas located at 33 S. Commercial St. Manchester, NH 03101 on a month-to-month lease that can terminated either by us or by the landlord at any time. The base rent for this facility is $120 per month.

Item 3. Legal Proceedings.

None.

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no current established US trading market for our common stock.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC

433 Hackensack Ave - Level L

Hackensack, NJ 07601

Phone:  201-820-2008

Fax:  201-820-2008

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2010 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	78,400	$1.85	4,921,600
Equity compensation plans not approved by security holders	-	-	-
Total	78,400		4,921,600

(1)	Consists of our 2010 Stock Plan (the “2010 Plan”). See Note 4 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010.

Holders

As of March 22, 2011, there were 1,077 holders of record of our common stock. The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Item 6.  Selected Financial Data.

Item 6 is not applicable to us because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risks Factors” elsewhere in this Form 10-K, and other factors that we may not know.

Overview

We are a development-stage company that was formed on August 24, 2009.

Our Chief Executive Officer (“CEO”) and founder has contributed a provisional patent, a patent and know-how to the Company.  In accordance with ASC 845-1-S99, Transfers of Non-Monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock prior to the Company’s initial public offering should be recorded at the transferor’s historical cost basis determined under GAAP.  Because no records exist to support a historical cost basis in accordance with GAAP, the patent, provisional patent and know-how were valued at the CEO’s historical cost basis of zero.

On November 10, 2010, we entered into an Agreement and Plan of Merger with Boston Therapeutics, Inc. (“BTI”). BTI is in the business of developing, manufacturing and selling, among other things, dietary supplements including its initial product, SUGARDOWN™, a complex carbohydrate based dietary supplement based upon the BTI’s proprietary processes and technology. SUGARDOWN™ is currently in the initial stage of market introduction. We believe that SUGARDOWN™ has significant revenue and positive cash flow potential.

We issued 4,000,000 shares of common stock to the stockholders of BTI in exchange for all the outstanding common stock of BTI, and the Company’s name was changed to Boston Therapeutics, Inc. The CEO is also a founder of BTI and was a 10% shareholder of BTI at the time of the merger. A valuation of the Company’s common stock was performed resulting in a fair value per share of $0.2466. Based on the 4,000,000 shares of common stock issued for BTI the total consideration was valued at $986,400. However, because the Company’s CEO was a 10% shareholder of BTI, 10% of BTI was valued at his historical cost basis and 90% of Target was valued at fair value.

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI (as described in Notes 1 and 6 to the audited financial statements included elsewhere in this Form 10-K) to raise capital.  Our CEO intends to provide minimal cash to fund critical needs until shares are sold to raise capital.  We anticipate the need for approximately $5,000,000 in additional funding to support the planned expansion of our operations over the next approximately 12 months. The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) registering a self-directed offering of 15,000,000 shares of its common stock. There is no guarantee that this offering will be successful.

Results of Operations

Year ended December 31, 2010

General and administrative expense for the year ended December 31, 2010 was $226,790. This consists primarily of legal and accounting fees associated with the Form S-1 filing and financial statements for the Company.

Research and development expense for the year ended December 31, 2010 was $10,772 consisting primarily of the amortization of the intangible asset of SUGARDOWN™.

Sales and marketing expense for the year ended December 31, 2010 was $3,676.

Period from Inception (August 24, 2009) through December 31, 2009

General and administrative expense for the period from inception through December 31, 2009 was $136,894. This consists primarily of legal and accounting fees associated with the start-up and Form S-1 filing for the Company.

We had no research and development expense for the period ending December 31, 2009.

Period from Inception (August 24, 2009) through December 31, 2010

General and administrative expense for the period from inception through December 31, 2010 was $363,684. This consists primarily of legal and accounting fees associated with the Form S-1 filing and annual financial statements for the Company.

Research and development expense for the period from inception through December 31, 2010 was $10,772 consisting primarily of the amortization of the intangible asset of SUGARDOWN™.

Sales and marketing expense for the period from inception through December 31, 2010 was $3,676.

Liquidity and Capital Resources

As of December 31, 2010

As of December 31, 2010, we had cash of $15,193 and accounts payable and accrued expenses of $268,429.

We have received minimal revenues from our acquisition of the SUGARDOWN™ product. Without substantial revenue and known, adequate and available financing, there is uncertainty regarding the Company's ability to continue as a going concern.

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

Our CEO also contributed a provisional patent, a patent and know-how to the Company. We intend to use these assets and SUGARDOWN™ and the other assets acquired from our merger with BTI to raise the capital required to fund operations.

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed under this Item 8 as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9B.   Other Information.

None.

PART III

Item 10. Directors, Executive and Corporate Governance.

Directors

Set forth below is information regarding our current directors. Except as set forth below, there are no family relationships between any of our directors or executive officers. Each director holds his office until he resigns or is removed and his successor is elected and qualified.

Name	Age	Position	Term as a Director
David Platt, Ph.D.	56	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Chairman	August 2009 to the Present
Kenneth A. Tassey, Jr.	50	President and Director	November 2010 to the Present
Dale H. Conaway, D.V.M.	56	Director	September 2009 to the Present
Rom E. Eliaz	39	Director	September 2009 to the Present
Carl L. Lueders	60	Director	September 2009 to the Present

David Platt, Ph.D. is our Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman. He also served as our President from the inception of the Company in August 2009 through November 2010. From 2001 to February 2009, Dr. Platt was Chief Executive Officer and Chairman of the Board of Directors of Pro-Pharmaceuticals, Inc., a public company with shares traded on the OTCBB that he co-founded and for which he was the co-developer of their core technology. From 1995 to 2000, Dr. Platt was Chief Executive Officer and

Chairman of the Board of Directors of SafeScience Inc., a company he founded. From 1992 to 1995, Dr. Platt was the Chief Executive Officer, Chairman of the Board and a founder of International Gene Group, Inc., the predecessor company to SafeScience. Dr. Platt received a Ph.D. in Chemistry in 1988 from Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Foundation (re-named Barbara Ann Karmanos Institute). From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan. Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry.

Kenneth A Tassey Jr. is our President and a Director of the Company since November 2010, was President, CEO and co-founder of Boston Therapeutics, Inc., a New Hampshire corporation, from June 2009 until its acquisition by the Company in November 2010.  From March 2007 thru March 2009 Mr. Tassey  was President of TKCI, a consultant for commercial finance projects.   From March 2005 thru June 2007 Mr. Tassey was President of Liberty Shore LLC, a consultant to businesses and commercial and residential lenders.

Dale H. Conaway, D.V.M., a Director of the Company since September 2009, is the Chief Veterinary Medical Officer for the Office of Research Oversight, an office within the Veterans Health Administration under the U.S. Department of Veterans Affairs. From 2001 to 2006, Dr. Conaway was the Deputy Regional Director (Southern Region). From 1998 to 2001, Dr. Conaway served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998, he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University.

Dr. Rom E. Eliaz, Ph.D., MBA, a Director of the Company since September 2009, has been a President and CEO of JJ Pharma Inc. since September 2009. He has also been CEO and Managing Director of Elrom Ventures Corp. since May 2007 and a strategic partner in The Colmen Group since June 2009. From January 2007 to October 2007 Dr. Eliaz was a Senior Director of Development at Intradigm Corp. From March 2004 to December 2006 Dr. Eliaz was a Director of Development at Pfizer Inc., (Rinat Neuroscience)

Carl L. Lueders, a Director of the Company since September 2009, has a broad range of experience in finance, operations, short- and long-term planning, forecasting, performance measurement, SEC reporting, and controls. He is currently Chief Financial Officer (CFO) for Micronetics, Inc. a manufacturer of microwave and radio frequency products for commercial wireless, defense and aerospace products. Prior to that he was CFO for Pro-Pharmaceuticals and before that CFO for R.F. Morse & Son, a privately held agri-based company. Prior to that Mr. Lueders spent 22 years with publicly held Polaroid in various finance positions, including Vice President and Controller, Treasurer and acting Chief Financial Officer. Polaroid filed for bankruptcy in the fall of 2001. Mr. Lueders is a CPA and received his B.A. in Economics from the University of Massachusetts at Amherst and his M.B.A. from Babson College.

Our Directors are elected annually and each holds office until the annual meeting of the shareholders of the Company and until their respective successors are elected and qualified. Our officers, including any officers we may elect moving forward, will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. In the event we employ any additional officers or directors of the Company, they may receive compensation as determined by the Company from time to time by vote of the Board of Directors. Vacancies in the Board will be filled by majority vote of the remaining directors or in the event that our sole Director vacates his position, by our majority shareholders. Our Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors.

Executive Officers

Set forth below is information regarding our current executive officers. Except as set forth below, there are no family relationships between any of our executive officers and our directors. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

Name	Age	Position	Term as a Officer
David Platt	56	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Chairman	August 2009 to the Present
Kenneth A. Tassey, Jr.	50	President and Director	November 2010 to the Present

Additional information regarding David Platt and Kenneth A. Tassey, Jr. is set forth above under the caption “Directors”.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and holders of more than 10% of our shares of Common Stock are not currently required to comply with Section 16(a) of the Exchange Act because we do not have a class of securities registered under Section 12 of the Exchange Act.

Code of Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. We are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics; however, we intend to adopt one in the near future.

Board of Directors Independence

Our Board of Directors consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Three of the members of the Board of Directors, Dale H. Conaway, D.V.M., Rom E. Eliaz and Carl Lueders, are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

The Board of Directors has not yet established a separate audit committee, and the functions of the audit committee are currently performed by our Board of Directors as a whole in accordance with Section 3(a)(58) of the Exchange Act. We are not currently subject to any law, rule or regulation requiring that we establish or maintain a separate audit committee. The Board of Directors has determined that Carl L. Lueders is an “audit committee financial expert” who is “independent” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended and Mr. Lueders serves as acting chairman when the Board performs audit committee functions.

Nominating Committee

We have not yet established a nominating committee. Our Board of Directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not yet established a compensation committee. Our Board of Directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. We intend to establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Compensation Committee Interlocks And Insider Participation

Our Board of Directors, sitting as a board, performs the role of a compensation committee. None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Board Report Regarding Audited Financial Statements

The Board of Directors has not yet established a separate audit committee, and the functions of the audit committee are currently performed by our Board of Directors as a whole in accordance with Section 3(a)(58) of the Exchange Act. Three of the members of the Board of Directors, Dale H. Conaway, D.V.M., Rom E. Eliaz and Carl Lueders, are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.  The Board has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2010 (the “Audited Financial Statements”).

	The Board reviewed and discussed the Company’s Audited Financial Statements with management;
	The Board discussed with McGladrey & Pullen, LLP (“McGladrey”) , the Company’s independent auditors for fiscal 2010, the matters required to be discussed by Statements on Auditing Standards No. 61 ( Codification of Statements on Auditing Standards, AU §380 ), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;
	The Board received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 ( Independence Discussions with Audit Committees ), discussed with McGladrey its independence from the Company and its management, and considered whether McGladrey's provision of non-audit services to the Company was compatible with the auditor's independence and
	Based on the review and discussion referred to above, and in reliance thereon, the Board determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the U.S. Securities and Exchange Commission.

All members of the Board concur in this report.

Board of Directors:	Carl Lueders (acting Chairman for audit-related matters)
David Platt
Kenneth A. Tassey, Jr.
Dale H. Conaway, D.V.M.
Rom E. Eliaz

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last two completed fiscal years (collectively, the “Named Executive Officers”). The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company’s chief executive officer and chief financial officer and to the Company’s President since the Company’s inception (August 24, 2009), regardless of compensation level.  The Company’s chief executive officer and Chief Financial Officer and the Company’s President are the only officers of the Company for whom compensation disclosure is required pursuant to instruction 1 to Item 402(a)(3) of Regulation S-K.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Total Compensation
David Platt, Chief Executive Officer and Chief Financial Officer	2010	$-	$-		$-	$-
	2009	$-	$-		$-	$-
Kenneth A. Tassey, Jr., President(1)	2010	$-	$-	$		$-
	2009	$-	$-	$		$-

(1) Mr. Tassey became President of the Company in November 2010.

Grants of Plan-Based Awards

There were no equity or non-equity awards granted to the Named Executive Officers in 2010.

Outstanding Equity Awards at December 31, 2010

There were no outstanding unvested stock options held by the Company’s Named Executive Officers at December 31, 2010.

Option Exercises and Stock Vested in 2010

Our Named Executive Officers did not exercise any stock options or have any stock awards vest during fiscal year 2010.

Director Compensation

All compensation, if any, paid to our employee directors is set forth in the tables summarizing executive officer compensation above. For the 2010 fiscal year, non-employee directors were not entitled to receive, and did not receive, any stock options or other forms of compensation and there are currently no agreements in effect entitling them to compensation.

Employment Contracts

There are currently no employment or consulting contracts between the Company and its Named Executive Officers or directors. There are no arrangements or plans in which we provide pension, retirement or similar benefits for Named Executive Officers or directors. Our Named Executive Officers and directors may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Named Executive Officers or directors, except that stock options may be granted at the discretion of our board of directors from time to time.

There are no arrangements between the Company and the Named Executive Officers that provide for payments in connection with the resignation, retirement or other termination of a Named Executive Officer or in connection with a change of control or any other arrangements with any Named Executive Officer with respect to termination of employment or change of control transactions.

Compensation Risk Assessment

The Company does not currently provide compensation to its officers and does not have other employees. The Company does not currently have a separate Compensation Committee and compensation decisions would be made by the full Board. In setting compensation in the future, the Board intends to consider the risks to the Company’s stockholders and to achievement of its goals that may be inherent in any compensation programs it may establish.  The Board intends to review and discuss any such assessment with management and outside legal counsel to help determine whether any compensation programs established are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incent employees to take unnecessary or excessive risks.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2010 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders (1)	78,400	$1.85	4,921,600
Equity compensation plans not approved by security holders	-	-	-
Total	78,400		4,921,600

(1)	Consists of our 2010 Stock Plan (the “2010 Plan”). See Note 4—“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information as of March 22, 2011 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock (as we do not have a class of securities registered under Section 12 of the Exchange Act, holders of 5% or more of the outstanding shares of our common stock are not currently required to file Schedule 13D or Schedule 13G with the Securities and Exchange Commission), (ii) each director; (iii) each of our executive officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 14,041,236 shares of common stock outstanding as of March 22, 2011.  Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

David Platt (2)	7,900,600	56.27%

Kenneth A. Tassey, Jr.(2)	3,200,000	22.79%

Offer Binder	2,000,000	14.24%
Via Armand Fedeli 121
Perugia PG 06132 Italy

Dale H. Conaway, D.V.M.(2)	100	*%

Rom E. Eliaz(2)	-	*

Carl L. Lueders(2)	-	*

All Officers and Directors as a Group (5 persons) (12)	11,100,700	79.06%

* Less than 1%

(1) The percentage shown in the table is based on 14,041,236 shares of Common Stock outstanding on March 22, 2011.

(2) The business address for these individuals is 33 South Commercial Street Manchester, NH 03101.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are no transactions presently proposed, except as follows:

1.	On August 24, 2009 we granted 8,000,000 shares of our common stock to David Platt, our Chief Executive Officer, in exchange for a patent, a provisional patent, trademarks and know-how valued at zero.

2.	On August 24, 2009 we granted 2,000,000 shares of our common stock to Offer Binder, a consultant to the Company, in exchange for $10,000.

3.	Between July 3, 2009 and September 24, 2010, David Platt, the Company’s CEO and CFO loaned an aggregate of $28,000 to BTI and $149,820 to the Company to fund start-up costs and current operations of BTI and the Company pursuant to a series of unsecured promissory notes. The Company assumed BTI’s obligations on the notes issued by BTI to Dr. Platt when BTI merged into the Company in November 2009. The notes carry interest at rates between 6.5% and 7%. The notes initially became due and payable at various times between March 31, 2011 and September 30, 2011. On March 1, 2011, the maturity dates of each of the notes were amended to June 30, 2012. Dr. Platt intends, but is not legally obligated, to continue to fund the Company’s start-up costs in this manner until the Company raises sufficient capital to fund operations.

4.	On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. David Platt is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger. Dr. Platt received 400,000 shares of our common stock in connection with the Merger. Kenneth A. Tassey, Jr., who became our President shortly after the Merger, was the President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger. The Company did not obtain an independent valuation of BTI prior to the Merger. The Company determined the aggregate consideration for the Merger based on an assessment of the technology owned by BTI, including the rights to SugarDown™, and of the potential revenues that could be derived from such technology.

Item 14. Principal Accountant Fees and Services.

McGladrey & Pullen, LLP (“McGladrey”) is are our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended December 31, 2010. Caturano and Company, Inc. (formerly Caturano and Company, P.C.) (“Caturano”) was our independent accounting firm for the period from our inception (August 24, 2009) through December 31, 2009.  On July 21, 2010, the Company was notified that effective July 20, 2010, McGladrey acquired certain assets of Caturano, and substantially all of the officers and employees of Caturano joined McGladrey. As a result, on October 26, 2010, Caturano resigned as the independent registered public accounting firm for the Company.  As the Board of Directors does not currently have a separate Audit Committee, the Board then selected McGladrey as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2010.

During the Company’s most two recent fiscal years ended December 31, 2010 and 2009 and through March 4, 2011, the Company did not consult with McGladrey or Caturano on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and neither McGladrey nor Caturano provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by McGladrey for the fiscal year ended December 31, 2010. McGladrey did not provide any audit or other services to us for the fiscal year ended December 31, 2009.

Fee Category	2010

Audit Fees	$70,847*

Audit-Related Fees	$18,900

Tax Fees	$-

All Other Fees	$-

*	Includes fees paid for audit and other services provided by Caturano for the fiscal year ended December 31, 2010 prior to their resignation on October 26, 2010.

The table below shows the fees that we paid or accrued for the audit and other services provided by Caturano for the fiscal year ended December 31, 2009.

Fee Category	2009

Audit Fees	$49,156

Audit-Related Fees	$-

Tax Fees	$-

All Other Fees	$-

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Pre-Approved Services

As we do not have a separate Audit Committee, audit, audit-related and tax services to be performed by the independent auditors, were approved by the Board as a whole pursuant to Section 3(a)(58) of the Securities Exchange Act of 1934.

The Board has not expressly adopted rules permitting the Board to delegate to one or more of its members pre-approval authority with respect to permitted services nor has the Board actually delegated such authority to its members. To the extent it elects to do so in the future, the Board expects that such delegation will be subject to the requirement that the decisions of any Board member to whom pre-approval authority is delegated must be presented to the full Board at its next scheduled meeting.

PART IV

 Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements commencing on Page 45.

(a)(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Title of Document

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)

10.1	Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.2	Avanyx Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.3	Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.4	Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)

10.5	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 31, 2011	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Platt	Director, Chief Executive Officer and Chief Financial Officer	March 31, 2011
David Platt	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer))

/s/ Kenneth A. Tassey, Jr.	President	March 31, 2011
Kenneth A. Tassey, Jr.

/s/ Dale H. Conaway, D.V.M.	Director	March 31, 2011
Dale H. Conaway, D.V.M.

/s/ Rom E. Eliaz	Director	March 31, 2011
Rom E. Eliaz

/s/ Carl L. Lueders	Director	March 31, 2011
Carl L. Lueders

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

C O N T E N T S

Page

Reports of Independent Registered Public Accounting Firms	46

Financial Statements:

Balance Sheets	48

Statements of Operations	49

Statements of Changes in Stockholders’ Equity (Deficit)	50

Statements of Cash Flows	51

Notes to Financial Statements	52-60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Boston Therapeutics, Inc.

Manchester, New Hampshire

We have audited the accompanying balance sheet of Boston Therapeutics, Inc. (a development stage company) as of December 31, 2010, and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year then ended and for the period from inception (August 24, 2009) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception (August 24, 2009) to December 31, 2009 were audited by other auditors and our opinion, insofar as it rates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from inception (August 24, 2009) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s limited resources and operating history, as well as operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

March 31, 2011

Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Boston Therapeutics, Inc. (formerly Avanyx Therapeutics, Inc.)

Manchester, New Hampshire

We have audited the accompanying balance sheet of Boston Therapeutics, Inc. (formerly Avanyx Therapeutics, Inc.) (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from August 24, 2009 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the period from August 24, 2009 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s limited resources and operating history, as well as operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CATURANO AND COMPANY, INC.

September 17, 2010

Boston, Massachusetts

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Balance Sheets

December 31, 2010 and 2009

	December 31, 2010	December 31, 2009

ASSETS

Cash	$ 15,193	$ 23,530
Prepaid expenses	1,728	-
Inventory	4,149	-
Total current assets	21,070	23,530

Intangible assets	889,286	-
Goodwill	69,782	-

Total assets	$980,138	$ 23,530

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$45,917	$48,254
Accrued expenses	222,512	54,277
Total current liabilities	268,429	102,531

Advances - related party	177,820	48,820
Total liabilities	446,249	151,351

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares	-	-
authorized, 14,041,236 and 10,000,000 shares
issued and outstanding at December 31, 2010 and 2009, respectively	14,041	10,000
Additional paid-in capital	905,964	-
Deficit accumulated during the development stage	(386,116)	(137,821)
Total stockholders' equity (deficit)	533,889	(127,821)

Total liabilities and stockholders' equity (deficit)	$980,138	$23,530

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Statements of Operations

For the Year Ended December 31, 2010

and the Periods from Inception (August 24, 2009) through December 31, 2009 and 2010

	Year Ended December 31, 2010	Period From Inception (August 24, 2009) to December 31, 2009	Period From Inception (August 24, 2009) to December 31, 2010

Revenue	$ 428	$ -	$ 428

Cost of goods sold	398	-	398

Gross margin	30	-	30

Operating expenses:
Research and development	10,772	-	10,772
Sales and marketing	3,676	-	3,676
General and administrative	226,790	136,894	363,684
Total operating expenses	241,238	136,894	378,132

Operating loss	(241,208)	(136,894)	(378,102)

Interest expense-related party	7,087	927	8,014

Net loss	$ (248,295)	$ (137,821)	$ (386,116)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	10,699,567	9,736,842

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Statement of Changes in Stockholders' Equity (Deficit)

For the Year Ended December 31, 2010

and the Period from Inception (August 24, 2009) through December 31, 2010 and 2009

				Additional	Deficit Accumulated	Total
	Common Stock			Paid-in	During the	Stockholders'
	Shares	Amount		Capital	Development Stage	Equity (Deficit)

Inception, August 24, 2009	-	$ -		$ -	$ -	$ -

Issuance of common stock	10,000,000	10,000		-	-	10,000

Net loss	-	-		-	(137,821)	(137,821)

Balance, December 31, 2009	10,000,000	10,000	-	-	(137,821)	(127,821)

Issuance of common stock	41,236	41		31,195	-	31,236

Stock based compensation	-	-		122	-	122

Issuance of common stock to acquire Boston Therapeutics, Inc. (See Note 6)	4,000,000	4,000		874,647	-	878,647

Net loss	-	-		-	(248,295)	(248,295)

Balance, December 31, 2010	14,041,236	$14,041		$905,964	$(386,116)	$533,889

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Statements of Cash Flows

For the Year Ended December 31, 2010

and the Period from Inception (August 24, 2009) through December 31, 2010 and 2009

	The Year Ended December 31, 2010	Period From Inception (August 24, 2009) to December 31, 2009	Period From Inception (August 24, 2009) to December 31, 2010

Cash flows from operating activities:
Net loss	$(248,295)	$(137,821)	$(386,116)
Adjustments to reconcile net loss to cash
used in operating activities:
Amortization of intangible assets	10,714	-	10,714
Stock based compensation	122	-	122
Changes in:
Inventory	221	-	221
Prepaid expenses	1,189	-	1,189
Accounts payable	(2,337)	48,254	45,917
Accrued expenses	121,416	54,277	175,693

Net cash used in operating activities	(116,970)	(35,290)	(152,260)

Cash flows from investing activities:
Net cash acquired in acquisition of Boston Therapeutics, Inc.	8,397	-	8,397
Net cash provided by investing activities	8,397	-	8,397

Cash flows from financing activities
Proceeds from advances - related party	69,000	48,820	117,820
Proceeds from investment in capital stock - related party	11,236	10,000	21,236
Proceeds from investment in capital stock	20,000	-	20,000
Net cash provided by financing activities	100,236	58,820	159,056

Net increase (decrease) in cash and cash equivalents	(8,337)	23,530	15,193

Cash and cash equivalents, beginning of period	23,530	-	-

Cash and cash equivalents, end of period	$15,193	$23,530	$15,193

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired	$985,466		$985,466
Assumed liabilities	(106,819)		(106,819)
Fair value of common stock issued	$878,647		$878,647

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

1. GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name “Avanyx Therapeutics, Inc.” On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“Target”) providing for the merger of Target into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of Target in exchange for 100% of the outstanding common stock of Target, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt, the Company’s Chief Executive Officer and Chief Financial Officer, is a founder of Target and was a director and minority stockholder of Target at the time of the Merger. Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger. Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of Target at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs and dietary supplements with a focus on glyco-pathology, a specialized field involving understanding the importance of carbohydrates in biochemistry and progression of diseases.  The Company is currently focusing on two products, IPOXYN™, an anti-hypoxia drug that the Company is currently developing and SUGARDOWN™, a complex carbohydrate-based dietary supplement that the Company is currently marketing.

The Company has minimal operations and is considered to be in the development stage as of December 31, 2010.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a recently formed entity with limited resources and operating history. As shown in the accompanying financial statements, the Company has incurred net losses of $386,116 for the period from August 24, 2009 (inception) to December 31, 2010 and has negative working capital of $247,359. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management has plans to seek additional capital through private placements and public offerings of its common stock. The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) which became effective October 15, 2010. The Company is planning to sell in a self-directed offering 15,000,000 shares of newly issued common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepting in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN™. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured Revenue is recognized as product is shipped from an outside fulfillment operation. Terms of product sales contain no contractual rights of return or multiple elements. In practice the Company has not experienced or granted returns of product. Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company capitalizes nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities.

Intangible Assets

Intangible assets consist of identifiable finite-lived assets acquired in business acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition. Certain acquired intangible assets, including developed technology, products and trade names, are amortized over their economic useful lives on a straight line basis.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Goodwill

The Company follows the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill and certain other intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment at least annually.

The Company tests goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test is based on a comparison of the reporting unit’s book value to its estimated fair value.

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the year ended December 31, 2010 did not include 78,400 options because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized.

Fair Value of Financial Instruments

As of December 31, 2010, the carrying value of cash and cash equivalents, accounts payable and accrued expenses approximated fair value due to their short-term nature. The long-term portion of advances-related party approximate fair value since there have been no significant changes in the prevailing interest rate since the advances were made to the Company.

Stock-Based Compensation

The Company selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. Compensation cost is recognized on a straight-line basis over the requisite service periods for the award.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or

Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.

3. STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 100,000,000 shares of its $0.001 par value common stock.

Preferred Stock

No shares of preferred stock have been issued and the terms of such preferred stock have not been designated by the Board of Directors.

Common Stock

On August 26, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to its two founders. Eight million shares were issued to the Company’s Chief Executive Officer (CEO), Chairman of the Board of Directors and co-founder, in exchange for a patent, a provisional patent and know-how. In accordance with ASC 845-10-S99, Transfers of Non-monetary Assets from Promoters or Shareholders, the transfer of nonmonetary assets to a company by its shareholders in exchange for stock prior to the Company’s initial public offering should be recorded at the transferor’s historical cost basis determined under GAAP. As a result, the value of the patent, provisional patent and know-how was valued at the CEO’s historical cost basis of zero because no records exist to support an historical cost basis in accordance with GAAP. The patent and provisional patent were assigned to the Company on December 10, 2009. The remaining 2,000,000 shares were issued to the co-founder for $10,000 in cash.

On March 31, 2010, the Company issued 20,000 shares of common stock for $10,000 cash to an investor. On April 9, 2010, the Company issued 11,236 shares of common stock in exchange for $11,236 to a related party. On October 4, 2010, the Company issued 10,000 shares for $10,000 cash to an investor. On November 6, 2010, the Company issued 4,000,000 shares of common stock in connection with the merger transaction described in Note 6. No other issuances of preferred or common stock have been made.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

4. STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

The 2010 Stock Plan

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. As of December 31, 2010, there were 78,400 options outstanding under the 2010 plan.

During the year ended December 31, 2010 the Company granted options to purchase 78,400 shares of common stock with an exercise price of $1.85 to a consultant. There were no options vested as of December 31, 2010. The options vest beginning January 1, 2011 at a rate of 9,800 options per quarter until the final vesting date of October 1, 2012. The options have a contractual life of 4.83 years.

There is no intrinsic value for fully vested, exercisable options at December 31, 2010 based on the Company’s latest valuation of its common stock of $0.2466.

During the year ended December 31, 2010, the Company used the Black-Scholes option-pricing model to value option grants and to determine the related compensation expense. The Company recorded $122 in compensation expense for the year ended December 31, 2010 related to the non-employee options. The fair value of the option granted was $0.04 and the remaining life of the options was 4.75 years. The Company measures and recognizes compensation expense for stock-based awards issued to non-employees as the awards vest.

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

Expected volatility for the year ended December 31, 2010 was 90%. The Company does not have a history of market prices of their common stock, and as such volatility is estimated using historical volatilities of similar public entities.

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield in effect at the time of grant for instruments with a similar expected life. The risk-free interest rate was 0.84% at the date of grant

5. RELATED PARTY TRANSACTIONS

The CEO advanced $117,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target. These advances had scheduled maturity dates at various times between March 31, 2011 and September 30, 2011. Advances by the CEO carry interest at rates between 6.5% and 7%. As of December 31, 2010, $9,983 had been included in accrued expenses on the accompanying balance sheet. The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital. As discussed in Note 9, the maturity dates of the notes were extended to June 30, 2012.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

6. ACQUISITION

Pursuant to the Agreement, and Plan of Merger dated November 10, 2010, between the Company and Target, the Company issued 4,000,000 shares of its common stock to the stockholders of Target in exchange for all the outstanding common stock of BTI. Under the terms of the agreement, Target merged into the Company with the Company being the surviving entity and the Company’s name was changed to Boston Therapeutics, Inc.

The total consideration consisted of 4,000,000 shares of the Company in exchange for all the issued and outstanding shares of Target. A valuation of the Company’s common stock was performed resulting in a fair value per share of $0.2466. The adjusted net assets approach was selected to value the Stockholders' equity of the Company. This approach was deemed to be the most relevant method due to the lack of market transactions and a lack of available financial projections as of the valuation date. Based on the 4,000,000 shares of common stock issued for Target the total consideration was valued at $986,400. However, because the Company’s CEO was a 10% shareholder of Target, 10% of Target was valued at his historical cost basis and 90% of Target was valued at fair value. The acquisition of Target includes SUGARDOWNTM, a ready for market dietary supplement to reduce the sharp spikes in blood sugar associated with eating high carbohydrate foods. The following table summarizes the fair value assigned to the acquired assets and liabilities:

Cash	$ 8,397
Inventory	4,370
Prepaid expense	2,917
Accounts payable and accrued expenses	(46,819)
Note payable shareholder	(60,000)
SUGARDOWNTM technology and provisional patent	900,000
Net assets acquired	808,865
Goodwill	69,782

Net fair value	$ 878,647

The fair value of SUGARDOWNTM, was determined by estimating future cash flows associated with SUGARDOWNTM and applying a 20% discount factor. The selected discount rate was based upon contemplating the inherent risk of the cash flows to the assets. The estimated useful life was determined to be 14 years based on the period of the associated estimated future cash flows. The fair value of the consideration exceeded the net assets acquired resulting in goodwill. The Company does not expect any of the goodwill to be deductible for tax purposes.

The Company’s Statement of Operations includes the results of operations of the Target since the date of the acquisition. All the Company’s revenue was derived from the Target for the year ended December 31, 2010. Since the date of the acquisition, the Company’s costs have been tracked on a consolidated basis, and therefore it is impractical to estimate losses specific to the target included in the statement of operations. For the year ended December 31, 2010, the Company recorded  $10,714 of amortization expense related to SUGARDOWNTM technology and provisional patent of which the entire amount was included in research and development.

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

6. ACQUISITION…continued

Pro Forma Combined Results (unaudited)

The following unaudited pro forma financial information represents the combined results of operations of the Company and Target as if the acquisition had happened January 1, 2010. The unaudited pro forma results are not necessarily indicative of future results or the results that would have occurred had the acquisitions been consummated on January 1, 2010.

For the year ended

                    December 31, 2010

    Pro forma revenue                                                3,377

            Pro forma net loss                                      (352,176)

     Pro forma basic and diluted loss per share            $ (0.02)

Pro forma adjustments include increased amortization of acquired intangible assets of $53,571 for the year ended December 31, 2010.

7. INTANGIBLE ASSETS

The SUGARDOWN technology and provisional patents, which were obtained through the acquisition of the Target in 2010 are being amortized on a straight-line basis over their respective useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at December 31, 2010:

SUGARDOWN technology and provisional patents              $ 900,000

Less accumulated amortization                                            (10,714)

Intangible assets, net                                                        $ 889,286

Amortization expense was $10,714 for the year ended December 31, 2010.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending December 31:

2011                  $ 64,286

2012                   64,286

2013                    64,286

2014                    64,286

2015                   64,286

Thereafter           567,856

$ 889,286

Boston Therapeutics, Inc.

(Formerly Avanyx Therapeutics, Inc.)

(A Development Stage Company)

Notes to Financial Statements

For the year ended December 31, 2010 and Period from Inception (August 24, 2009) to December 31, 2009

8. PROVISION FOR INCOME TAXES

Temporary differences that give rise to significant deferred tax assets are as follows:

	December 31,
	2010	2009
Start-up costs	$ 21,786	$ 21,786
Net operating loss carryforward	133,703	33,715
Valuation allowance	(155,489)	(55,501)
Net deferred tax asset	$ -	$ -

As of December 31, 2009 and 2010, the Company had a deferred tax asset of $21,786 related to start-up costs which are amortizable for tax purposes. The Company also had a deferred tax asset related to net operating loss carryforwards of $133,703 and $33,715 that expire through 2030 as of December 31, 2010 and 2009, respectively.

The primary factors affecting the Company’s income tax rate are as follows:

Tax benefit at U.S. statutory rate ……………………………………………………… (34.0%)

State tax benefit …………………………………………………………………………. ( 6.3%)

Valuation allowance …………………………………………………………………….... 40.3%

0.0%

The Company applies the provisions of Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) 740-10, Income Taxes, (originally issued as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The Company has not recognized any liability for unrecognized tax benefits and does not believe there is any uncertainty with respect to its tax position. The Company’s policy with respect to unrecognized tax benefits is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

9. SUBSEQUENT EVENTS

On January 18, 2011, the Company engaged a Consultant as the Executive Vice President of Corporate Development for a term of one year. The Consultant will accrue a cash fee of $10,000 per month beginning February 15, 2011 to be paid once the Company raises more than $1,000,000 of equity. If the Company has not raised, $1,000,000 by January 1, 2012, the fee is no longer due and payable. The Consultant will receive an option for 421,237 shares of the Company’s stock at a price of $0.25 per share as determined by the Board of Directors. The options will vest over 21 months beginning March 1, 2011 at a rate of 20,059 shares per month.

On March 1, 2011, the outstanding notes of $177,820 were amended to extend the various maturity dates to June 30, 2012.

The Company has evaluated events and transactions that occurred from December 31, 2010 through the date of filing, for possible disclosure and recognition in the financial statements.