Form 10-K/A
period 2010-12-31
Boston Therapeutics, Inc.
filed 2011-04-01
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Boston Therapeutics, Inc.’s (“BTI”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2011 (the “Original Filing”). We are filing this Amendment No. 1 for the purpose of (i) correcting the formatting in certain tables in Notes 6-8 of the notes to our financial statement statements contained in the Original Filing, which corrections do not change the substance of such tables, and (ii) filing the certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 that were inadvertently omitted from the Original Filing. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing.

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

13

3

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

BOSTON THERAPEUTICS, INC.

Date: April 1, 2011	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Platt	Director, Chief Executive Officer and Chief Financial Officer	April 1, 2011
David Platt	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer))

/s/ Kenneth A. Tassey, Jr.	President	April 1, 2011
Kenneth A. Tassey, Jr.

/s/ Dale H. Conaway, D.V.M.	Director	April 1, 2011
Dale H. Conaway, D.V.M.

/s/ Rom E. Eliaz	Director	April 1, 2011
Rom E. Eliaz

/s/ Carl L. Lueders	Director	April 1, 2011
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

I

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

The primary factors affecting the Company’s income tax rate are as follows:

Tax benefit at U.S. statutory rate ................................................................	(34.0%)
State tax benefit ……………………………………………………………………	( 6.3%)
Valuation allowance ………………………………………………………………	40.3%
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