Form 10-Q
period 2011-03-31
Boston Therapeutics, Inc.
filed 2011-05-16
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $0.001 par value per share	14,041,236 shares

BOSTON THERAPEUTICS, INC.
(formerly Avanyx Therapeutics, Inc.)
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Balance Sheets (Unaudited)
March 31, 2011 and December 31, 2010
	March 31, 2011	December 31, 2010
ASSETS
Cash	$12,874	$15,193
Prepaid expenses	-	1,728
Inventory	14,857	4,149
Total current assets	27,731	21,070

Intangible assets	873,214	889,286
Goodwill	69,782	69,782
Total assets	$970,727	$980,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$150,910	$45,917
Accrued expenses	125,270	222,512
Total current liabilities	276,180	268,429

Advances - related party	247,820	177,820
Total liabilities	524,000	446,249

Commitments and contingencies (Note 7)

Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
14,041,236 shares issued and outstanding at March 31, 2011 and
December 31, 2010	14,041	14,041
Additional paid-in capital	914,821	905,964
Deficit accumulated during the development stage	(482,135)	(386,116)
Total stockholders’ equity	446,727	533,889

Total liabilities and stockholders’ equity	$970,727	$980,138

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)
For the Three Month Periods Ended March 31, 2011 and 2010 and the Period from Inception (August 24, 2009) through March 31, 2011

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Period From Inception (August 24, 2009) to March 31, 2011
Revenue	$480	$-	$908

Cost of goods sold	963	-	1,361

Gross margin	(483)	-	(453)

Operating expenses:
Research and development	17,139	-	27,911
Sales and marketing	455	-	4,131
General and administrative	74,836	12,486	438,520
Total operating expenses	92,430	12,486	470,562

Operating loss	(92,913)	(12,486)	(471,015)

Interest expense-related party	3,106	1,050	11,120
Net loss	$(96,019)	$(13,536)	$(482,135)

Net loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding - basic and diluted	14,041,236	10,000,222

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2011 and 2010 and the Period from Inception (August 24, 2009) through March 31, 2011

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Period From Inception (August 24, 2009) to March 31, 2011
Cash flows from operating activities:
Net loss	$(96,019)	$(13,536)	$(482,135)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangible assets	16,072	-	26,786
Stock based compensation	8,857	-	8,979
Changes in:
Inventory	(10,708)	-	(10,486)
Prepaid expenses	1,728	-	2,917
Accounts payable	104,993	(12,038)	150,910
Accrued expenses	(97,242)	(19,979)	78,450
Net cash used in operating activities	(72,319)	(45,553)	(224,579)
Cash flows from investing activities:
Net cash acquired in acquisition of Boston Therapeutics, Inc.	-	-	8,397
Net cash provided by investing activities	-	-	8,397
Cash flows from financing activities
Proceeds from advances - related party	70,000	31,049	187,820
Proceeds from investment in capital stock - related party	-	-	21,236
Proceeds from investment in capital stock	-	10,000	20,000
Net cash provided by financing activities	70,000	41,049	229,056
Net increase (decrease) in cash and cash equivalents	(2,319)	(4,504)	12,874
Cash and cash equivalents, beginning of period	15,193	23,530	-
Cash and cash equivalents, end of period	$12,874	$19,026	$12,874
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired	$-	$-	$985,466
Assumed liabilities	-	-	(106,819)
Fair value of common stock issued	$-	$-	$878,647

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2011 and 2010 and Period from Inception (August 24, 2009) to March 31, 2011

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

The Company has minimal operations and is considered to be in the development stage as of March 31, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company is a recently formed entity with limited resources and operating history.  As shown in the accompanying financial statements, the Company has incurred net losses of $482,135 for the period from August 24, 2009 (inception) to March 31, 2011 and has negative working capital of $248,449.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management has plans to seek additional capital through private placements and public offerings of its common stock.  The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) which became effective October 15, 2010.  The Company is planning to sell in a self-directed offering 10,000,000 shares of newly issued common stock.

There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2011 and 2010 and Period from Inception (August 24, 2009) to March 31, 2011

1.	GENERAL ORGANIZATION AND BUSINESS…continued

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its period ended December 31, 2010 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of March 31, 2011 and the results of operations for the three month periods ended March 31, 2011 and 2010 and the period from inception (August 24, 2009) through March 31, 2011.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2011 and 2010 and Period from Inception (August 24, 2009) to March 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three months ended March 31, 2011 did not include 499,637 options because of their anti-dilutive effect.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2011 and 2010 and Period from Inception (August 24, 2009) to March 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

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

Fair Value of Financial Instruments

As of March 31, 2011, the carrying value of cash and cash equivalents, accounts payable, notes payable – related party and accrued expenses approximated fair value due to their short-term nature.  The long-term portion of advances-related party approximate fair value since there have been no significant changes in the prevailing interest rate since the advances were made to the Company.

Stock-Based Compensation

The Company selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. Stock-Based Compensation is recognized on a straight-line basis over the requisite service periods for the award.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.   The Company will perform the annual impairment test during Q4 and as such the Company is evaluating the impact on the financial statements.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2011 and 2010 and Period from Inception (August 24, 2009) to March 31, 2011

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

On March 31, 2010, the Company issued 20,000 shares of common stock for $10,000 cash to an investor.  On April 9, 2010, the Company issued 11,236 shares of common stock in exchange for $11,236 to a related party.  On October 4, 2010, the Company issued 10,000 shares for $10,000 cash to an investor.  On November 6, 2010, the Company issued 4,000,000 shares of common stock in connection with the merger transaction described in Note 1.  No other issuances of preferred or common stock have been made.

4.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

The 2010 Stock Plan

The Company adopted a stock option plan entitled “The 2010 Stock Plan”  (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  As of March 31, 2011, there were 499,637 options outstanding under the 2010 Plan.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2011 and 2010 and Period from Inception (August 24, 2009) to March 31, 2011

4.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

During the year ended December 31, 2010 the Company granted options to purchase 78,400 shares of common stock with an exercise price of $1.85 to a consultant. The options began vesting January 1, 2011 at a rate of 9,800 options per quarter until the final vesting date of October 1, 2012.  Stock-based compensation relating to this grant was $333 for the three month period ending March 31, 2011 and the unrecognized compensation at March 31, 2011 was $5,876.  The options have a contractual life of 4.83 years.

On January 19, 2011, the Company granted 421,237 shares of common stock with an exercise price of $0.25 to a consultant.  The options began vesting March 1, 2011 at a rate of 20,059 per month.  As of March 31, 2011, 20,059 options were vested.  On April 6, 2011 the Company terminated its engagement with this consultant effective May 6, 2011.  An additional 40,118 of the consultant’s options had vested as of the termination date, and the remaining 361,060 options were canceled.  The total options vested at the date of termination were 60,177 which have a fair value of $0.21 and an estimated remaining life of 9.75 years.  The total stock-based compensation for these options is $12,785 which will be expensed over the consultant's service period of approximately 4 months.  Stock-based compensation relating to this grant was $8,524 for the three month period ending March 31, 2011 and the unrecognized compensation at March 31, 2011 was $4,261.

The Company used the Black-Scholes option-pricing model to determine the fair value of the option grants and the related compensation expense. The Company recorded $8,857 in compensation expense for the three month period ended March 31, 2011 related to the non-employee options.  The Company measures and recognizes compensation expense as they vest for stock-based awards issued to non-employees over the service period.

Expected volatility for the options issued during the three months ended March 31, 2011 was 90%. The Company does not have a history of market prices of their common stock, and as such volatility is estimated using historical volatilities of similar public entities.

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield in effect at the time of grant for instruments with a similar expected life.   The risk-free interest rate was 0.60% for all 2011 grants.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2011 and 2010 and Period from Inception (August 24, 2009) to March 31, 2011

4.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

There is no intrinsic value for fully vested, exercisable options at March 31, 2011 based on the Company’s latest valuation of its common stock of $0.2466.

5.	RELATED PARTY TRANSACTIONS

The CEO advanced $187,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target.  These advances have a maturity date of June 30, 2012.  Advances by the CEO carry an interest rate of 6.5%.  As of March 31, 2011, $13,089 of accrued interest had been included in accrued expenses on the accompanying condensed balance sheet.  The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

6.	INTANGIBLE ASSETS

The SUGARDOWN™  technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at March 31, 2011:

SUGARDOWN™ technology and provisional patents	$900,000
Less accumulated amortization	(26,786)
Intangible assets, net	$873,214

Amortization expense was $16,072 for the three months ended March 31, 2011.

7.	COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2011, the Company entered into an agreement with a consultant whereby the consultant accrues monthly fees, commencing February 15, 2011, of $10,000 to be paid should the Company raise $1,000,000 in equity capital from investors prior to January 15, 2012.  Subsequent to quarter end, the Company terminated the agreement with the consultant.  Should the Company raise $1,000,000 in equity capital prior to January 15, 2012, the Company would be obligated to pay the consultant $25,000 under the terms of the agreement as of the date of termination.  Due to the uncertainties regarding the achievement of such an equity raise, the Company has not accrued for these amounts.  When it is deemed probable that this amount will be raised, the Company will recognize the $25,000 at that time.

8.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2011 through the date of filing, for possible disclosure and recognition in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q .  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

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

We issued 4,000,000 shares of common stock to the stockholders of BTI in exchange for all the outstanding common stock of BTI, and the Company’s name was changed to Boston Therapeutics, Inc.  The CEO is also a founder of BTI and was a 10% shareholder of BTI at the time of the merger. A valuation of the Company’s common stock was performed resulting in a fair value per share of $0.2466.  Based on the 4,000,000 shares of common stock issued for BTI the total consideration was valued at $986,400.  However, because the Company’s CEO, its majority shareholder, was also a 10% shareholder of BTI, 10% of BTI was valued at his historical cost basis and 90% of Target was valued at fair value.

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI (as described in Notes 1 and 6 to the financial statements included elsewhere in this Form 10-Q) to raise capital.  Our CEO intends to provide minimal cash to fund critical needs until shares are sold to raise capital.  We anticipate the need for approximately $5,000,000 in additional funding to support the planned expansion of our operations over the next approximately 12 months.  The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) registering a self-directed offering of 10,000,000 shares of its common stock at a price of $0.50 per share.  There is no guarantee that this offering will be successful.

Results of Operations

Three months ended March 31, 2011 and March 31, 2010

Revenue for the three months ended March 31, 2011 of $480 were generated from the sale of the SUGARDOWN™ product.  There was no revenue for the three months ended March 31, 2010.

Cost of goods sold for the three months ended March 31, 2011 of $963 consisted primarily of the cost of  the SUGARDOWN™ product and shipping and fulfillment costs.  There was no cost of goods sold for the three months ended March 31, 2010.

General and administrative expense for the three months ended March 31, 2011 was $74,836 an increase of $62,350 or 499% from $12,486 for the three months ended March 31, 2010.  This consists primarily of legal and accounting fees associated with the Form S-1 filing and quarterly financial statements for the Company.

We had research and development expense for the three months ended March 31, 2011 of $17,139 consisting primarily of amortization of the SUGARDOWN™ product.  There was no research and development expense for the three months ended March 31, 2010.

 Liquidity and Capital Resources

As of March 31, 2011

As of March 31, 2011, we had cash of $12,874, accounts payable and accrued expenses of $276,180.

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

Our CEO also contributed a provisional patent, a patent and know-how to the Company.  We intend to use these assets and SUGARDOWN™ to attract investors in order to raise the capital required to fund operations.

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

Contractual obligations

We do not currently have any material contractual obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item, as provided by Regulation S-K Item 305(e).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The following risk factors have materially changed from the similarly captioned risk factors included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, as amended:

IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS.

For the period from inception on August 29, 2009 through March 31, 2011, we had a net loss of $482,135, of which $248,295 was incurred during the fiscal year ended December 31, 2010.  As of March 31, 2011, the Company had $12,874 in cash on hand.  We do not currently have sufficient capital resources to fund operations.  To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

Management has developed what it believes is a viable plan to continue as a going concern.  The plan relies upon our ability to obtain additional sources of capital and financing.  We believe that if we can raise $5,000,000 in our public offering, which would require the offering to be fully-subscribed, it will be sufficient to provide working capital for the next year.  Our Chief Executive Officer intends to provide us with minimal cash to fund critical needs until we are able to raise additional capital from our public offering or another offering but there is no guarantee that he will do so or will do so for any extended period of time.  We have filed a post-effective amendment to our registration statement on Form S-1 registering the sale of up to 10,000,000 shares at $0.50 per share. We will need this post-effective amendment to be declared effective before we can make sales pursuant to the S-1. Presently we do not have any existing sources or plans for financing other than the public offering, a private offering of our securities and our Chief Executive Officer. If we are unable to receive additional financing, we may be required to cease operations.

OUR MANAGEMENT AND ONE SIGNIFICANT SHAREHOLDER COLLECTIVELY OWN A SUBSTANTIAL MAJORITY OF OUR COMMON STOCK.

Collectively, our officers, our directors and one significant shareholder own or exercise voting and investment control over 93% of our outstanding common stock and will continue to own over 54% of the outstanding equity of the Company assuming all of the 10,000,000 shares being offered in our public offering are ultimately sold.  As a result, investors may be prevented from affecting matters involving the Company, including:

●  the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

●  any determinations with respect to mergers or other business combinations;

●  our acquisition or disposition of assets; and

●  our corporate financing activities.

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

BOSTON THERAPEUTICS, INC.

Date: May 16, 2011	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer