Form 10-Q
period 2011-06-30
Boston Therapeutics, Inc.
filed 2011-08-15
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 15, 2011
Common Stock, $0.001 par value per share	16,132,705 shares

BOSTON THERAPEUTICS, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc. (Formerly Avanyx Therapeutics, Inc.) (A Development Stage Company) Condensed Balance Sheets (Unaudited) June 30, 2011 and December 31, 2010
	June 30, 2011	December 31, 2010
ASSETS

Cash	$440,410	$15,193
Prepaid expenses	1,710	1,728
Inventory	14,429	4,149
Total current assets	456,549	21,070

Intangible assets, net	857,143	889,286
Goodwill	69,782	69,782
Total assets	$1,383,474	$980,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$202,963	$45,917
Accrued expenses	68,400	222,512
Advances - related party	257,820	-
Total current liabilities	529,183	268,429
Advances – related party	-	177,820
Total liabilities	529,183	446,249
Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
16,076,705 and 14,041,236 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	16,076	14,041
Additional paid-in capital	1,425,914	905,964
Subscription receivable	(8,867)	-
Deficit accumulated during the development stage	(578,832)	(386,116)
Total stockholders’ equity	854,291	533,889

Total liabilities and stockholders’ equity	$1,383,474	$980,138

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)
For the Three and Six Month Periods Ended June 30, 2011 and 2010
and the Period from Inception (August 24, 2009) through June 30, 2011

	For the Three Months Ended		For the Six Months Ended		Period From Inception
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	(August 24, 2009) to June 30, 2011

Revenue	$1,767	$-	$2,247	$-	$2,675

Cost of goods sold	1,287	-	2,250	-	2,648
Gross margin	480	-	(3)	-	27

Operating expenses:
Research and development	16,072	-	33,211	-	43,983
Sales and marketing	1,542	-	1,997	-	5,673
General and administrative	75,459	83,268	150,295	95,754	513,979
Total operating expenses	93,073	83,268	185,503	95,754	563,635
Operating loss	(92,593)	(83,268)	(185,506)	(95,754)	(563,608)

Interest expense-related party	4,104	1,553	7,210	2,603	15,224

Net loss	$(96,697)	$(84,821)	$(192,716)	$(98,357)	$(578,832)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	14,264,914	10,030,248	14,153,075	10,015,235

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)
For the Three and Six Month Periods Ended June 30, 2011 and 2010
and the Period from Inception (August 24, 2009) through June 30, 2011

	For the Six Months Ended		Period From Inception
	June 30, 2011	June 30, 2010	(August 24, 2009) to June 30, 2011

Cash flows from operating activities:
Net loss	$(192,716)	$(98,357)	$(578,832)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangible assets	32,143	-	42,857
Stock based compensation	13,118	-	13,240
Changes in:
Inventory	(10,280)	-	(10,059)
Prepaid expenses	18	-	1,207
Accounts payable	157,046	(5,973)	202,963
Accrued expenses	(154,112)	39,395	21,581

Net cash used in operating activities	(154,783)	(64,935)	(307,043)

Cash flows from investing activities:
Net cash acquired in acquisition of Boston Therapeutics, Inc.	-	-	8,397
Net cash provided by investing activities	-	-	8,397

Cash flows from financing activities
Proceeds from advances - related party	80,000	60,603	197,820
Proceeds from investment in capital stock - related party	-	21,236	21,236
Proceeds from investment in capital stock	500,000	-	520,000
Net cash provided by financing activities	580,000	81,839	739,056

Net increase (decrease) in cash and cash equivalents	425,217	16,904	440,410

Cash and cash equivalents, beginning of period	15,193	23,530	-

Cash and cash equivalents, end of period	$440,410	$40,434	$440,410

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest		$-	$-
Income taxes		$-	$-

Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired			$985,466
Assumed liabilities			(106,819)
Fair value of common stock issued			$878,647

Subscription receivable	$8,867		$8,867

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name “Avanyx Therapeutics, Inc.”  On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“Target”) providing for the merger of Target into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of Target in exchange for 100% of the outstanding common stock of Target, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer, is a founder of Target and was a director and minority stockholder of Target at the time of the Merger.  Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger.  Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of Target at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs and dietary supplements with a focus on glyco-pathology, a specialized field involving understanding the importance of carbohydrates in biochemistry and progression of diseases.  The Company is currently focusing on three products, IPOXYN™, an anti-hypoxia drug that the Company is currently developing, PAZ-320, an oral drug candidate for diabetes and SUGARDOWN™, a complex carbohydrate-based dietary supplement that the Company is currently marketing.

On June 24, 2011, the Company granted Advance Pharmaceutical Company (“APC”) exclusive rights to market and sell SUGARDOWN™ in China.  Under terms of the agreement, the Company will manufacture and supply product in bulk for APC. APC will be responsible for the packaging, marketing and distribution of SUGARDOWN™ in the region. APC will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in the region, subject to establishment of quality assurance and quality control standards set forth by the Company. In addition to the licensing agreement, APC made an equity investment in the Company to support clinical trials on SUGARDOWN™.

The Company has minimal operations and is considered to be in the development stage as of June 30, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company is a recently formed entity with limited resources and operating history.  As shown in the accompanying financial statements, the Company has incurred net losses of $578,832 for the period from August 24, 2009 (inception) to June 30, 2011, however, has negative working capital of $72,634 as of June 30, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

1.             GENERAL ORGANIZATION AND BUSINESS…continued

Management has plans to seek additional capital through private placements and public offerings of its common stock.  The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) which became effective October 15, 2010.  The Company is planning to sell in a self-directed offering 10,000,000 shares of newly issued common stock.  On June 21, 2011, the Company agreed to sell 2,035,469 shares for $508,867 in a private placement offering.

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2010 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2011 and the results of operations for the three and six month periods ended June 30, 2011 and 2010 and the period from inception (August 24, 2009) through June 30, 2011.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three and six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

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

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN™.  Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured.  Revenue is recognized as product is shipped from an outside fulfillment operation.  Terms of product sales contain no contractual rights of return or multiple elements.  In practice the Company has not experienced or granted returns of product.  Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.  The Company capitalizes nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities.

Intangible Assets, net

Intangible assets consist of identifiable finite-lived assets acquired in business acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition. Certain acquired intangible assets, including developed technology, products and trade names, are amortized over their economic useful lives on a straight line basis.

Goodwill

The Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill and certain other intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment at least annually.

The Company tests goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test is based on a comparison of the reporting unit’s book value to its estimated fair value.

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.    The weighted average number of common shares for the three months ended June 30, 2011 did not include 138,577 options because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized.

Fair Value of Financial Instruments

As of June 30, 2011, the carrying value of cash and cash equivalents, accounts payable, advances payable – related party and accrued expenses approximated fair value due to their short-term nature.

Stock-Based Compensation

The Company selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. Stock-Based Compensation is recognized on a straight-line basis over the requisite service periods for the awards.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.   The Company will perform the annual impairment test during Q4 and is evaluating the impact on the financial statements.

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

On March 31, 2010, the Company issued 20,000 shares of common stock for $10,000 cash to an investor.  On April 9, 2010, the Company issued 11,236 shares of common stock in exchange for $11,236 to a related party.  On October 4, 2010, the Company issued 10,000 shares for $10,000 cash to an investor.  On November 6, 2010, the Company issued 4,000,000 shares of common stock in connection with the merger transaction described in Note 1.  On June 21, 2011, the Company agreed to sell 2,035,469 shares for $508,867 in a private placement offering of which $500,000 was received by the Company during the three month period ending June 30, 2011.  No other issuances of preferred or common stock have been made.

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

4.             STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

The 2010 Stock Plan

The Company adopted a stock option plan entitled “The 2010 Stock Plan”  (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  As of June 30, 2011, there were 138,577 options outstanding under the 2010 Plan.

During the year ended December 31, 2010, the Company granted options to purchase 78,400 shares of common stock with an exercise price of $1.85 to a consultant. The options began vesting January 1, 2011 at a rate of 9,800 options per quarter until the final vesting date of October 1, 2012.  Stock-based compensation relating to this grant was $333 for the six month period ending June 30, 2011 and the unrecognized compensation at June 30, 2011 was $1,043.  The options have a contractual life of 4.83 years.

On January 19, 2011, the Company granted 421,237 shares of common stock with an exercise price of $0.25 to a consultant.  The options began vesting March 1, 2011 at a rate of 20,059 per month.  As of March 31, 2011, 20,059 options were vested.  On April 6, 2011 the Company terminated its engagement with this consultant effective May 6, 2011.  An additional 40,118 of the consultant’s options had vested as of the termination date, and the remaining 361,060 options were canceled.  The total options vested at the date of termination were 60,177 which have a fair value of $0.21 and an estimated remaining life of 9.75 years.  The total stock-based compensation for these options is $12,785 which will be expensed over the consultant’s service period of approximately 4 months.  Stock-based compensation relating to this grant was $4,261 and $12,785 for the three and six month periods ending June 30, 2011 and there is no unrecognized compensation at June 30, 2011.

The Company used the Black-Scholes option-pricing model to determine the fair value of the option grants and the related compensation expense. The Company recorded $4,261 and $13,118 in compensation expense for the three  and six month periods ended June 30, 2011 related to the non-employee options.  The Company measures and recognizes compensation expense as they vest for stock-based awards issued to non-employees over the service period.

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

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

4.             STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

There is no intrinsic value for fully vested, exercisable options at June 30, 2011 based on the Company’s latest valuation of its common stock of $0.2466.

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2010	78,400	$1.85
Granted	421,237	0.25
Exercised	-	-
Options forfeited/cancelled	(361,060)	0.25
Outstanding, June 30, 2011	138,577	$1.16

5.             RELATED PARTY TRANSACTIONS

The CEO advanced $197,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target.  These advances have a maturity date of June 30, 2012.  Advances by the CEO carry an interest rate of 6.5%.  As of June 30, 2011, $17,193 of accrued interest had been included in accrued expenses on the accompanying condensed balance sheet.  The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

6.             INTANGIBLE ASSETS

The SUGARDOWN™  technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at June 30, 2011:

SUGARDOWN™ technology and provisional patents	$900,000
Less accumulated amortization	(42,857)
Intangible assets, net	$857,143

Amortization expense was $16,072 and $32,143 for the three and six months ended June 30, 2011, respectively.

Boston Therapeutics, Inc.
 (A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2011 and 2010 and Period from Inception (August 24, 2009) to June 30, 2011

7.             COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2011, the Company entered into an agreement with a consultant whereby the consultant accrued monthly fees, commencing February 15, 2011, of $10,000 to be paid should the Company raise $1,000,000 in equity capital from investors prior to January 15, 2012.  The Company terminated the agreement with the consultant in the quarter ended June 30, 2011.  Should the Company raise $1,000,000 in equity capital prior to January 15, 2012, the Company would be obligated to pay the consultant $25,000 under the terms of the agreement as of the date of termination.  Due to the uncertainties regarding the achievement of such an equity raise, the Company has not accrued for these amounts.  When it is deemed probable that this amount will be raised, the Company will recognize the $25,000 at that time.

8.             SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from June 30, 2011 through the date of filing, for possible disclosure and recognition in the financial statements.

In July 2011, the Company sold an additional 56,000 shares of our common stock in the private placement described in Note 1 to our unaudited condensed financial statements at a price of $0.25 per share, yielding gross proceeds to us of $14,000.

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

On November 10, 2010, we entered into an Agreement and Plan of Merger with Boston Therapeutics, Inc. (“BTI”).  BTI is in the business of developing, manufacturing and selling, among other things, dietary supplements including its initial product, SUGARDOWN™, a complex carbohydrate based dietary supplement based upon BTI’s proprietary processes and technology. SUGARDOWN™ is currently in the initial stage of market introduction.  We believe that SUGARDOWN™ has significant revenue and positive cash flow potential.

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

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI (as described in Notes 1 and 6 to the financial statements included elsewhere in this Form 10-Q) to raise capital.  We raised $508,867 from the sale of our common stock in a private placement in June 2011.  If we exhaust these funds, our CEO intends to provide minimal cash to fund critical needs until additional shares are sold to raise capital.  We anticipate the need for approximately $5,000,000 in additional funding to support the planned expansion of our operations over the next approximately 12 months.  The Company has filed a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) registering a self-directed offering of 10,000,000 shares of its common stock at a price of $0.50 per share.  There is no guarantee that this offering will be successful.

Results of Operations

Three months ended June 30, 2011 and June 30, 2010

Revenue for the three months ended June 30, 2011 of $1,767 were generated from the sale of the SUGARDOWN™ product.  There was no revenue for the three months ended June 30, 2010.

Cost of goods sold for the three months ended June 30, 2011 of $1,287 consisted primarily of the cost of  the SUGARDOWN™ product and shipping and fulfillment costs.  There was no cost of goods sold for the three months ended June 30, 2010.

General and administrative expense for the three months ended June 30, 2011 was $75,459 a decrease of $7,809 or 9% from $83,268 for the three months ended June 30, 2010.  This consists primarily of legal and accounting fees associated with the Form S-1 filing and quarterly financial statements for the Company.

We had research and development expense for the three months ended June 30, 2011 of $16,072 consisting primarily of amortization of the SUGARDOWN™ product.  There was no research and development expense for the three months ended June 30, 2010.

Six months ended June 30, 2011 and June 30, 2010

Revenue for the six months ended June 30, 2011 of $2,247 were generated from the sale of the SUGARDOWN™ product.  There was no revenue for the six months ended June 30, 2010.

Cost of goods sold for the six months ended June 30, 2011 of $2,250 consisted primarily of the cost of  the SUGARDOWN™ product and shipping and fulfillment costs.  There was no cost of goods sold for the six months ended June 30, 2010.

General and administrative expense for the six months ended June 30, 2011 was $150,295 an increase of $54,541 or 57% from $95,754 for the six months ended June 30, 2010.  This consists primarily of legal and accounting fees associated with the Form S-1 filing and quarterly financial statements for the Company.

We had research and development expense for the six months ended June 30, 2011 of $33,211 consisting primarily of amortization of the SUGARDOWN™ product.  There was no research and development expense for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011

As of June 30, 2011, we had cash of $440,410 and accounts payable and accrued expenses of $271,363.  The cash is largely attributable to the proceeds from our private placement of common stock in June 2011.

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

Our CEO intends to continue to provide minimal cash to fund critical needs once the proceeds of the private placement are exhausted until additional shares are sold to raise capital.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 1A.  Risk Factors

The following risk factors have materially changed from the similarly captioned risk factors included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, as amended:

IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS.

For the period from inception on August 29, 2009 through June 30, 2011, we had a net loss of $578,832, of which $248,295 was incurred during the fiscal year ended December 31, 2010.  As of June 30, 2011, the Company had $440,410 in cash on hand.  We do not currently have sufficient capital resources to fund operations.  To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

OUR MANAGEMENT AND ONE SIGNIFICANT SHAREHOLDER COLLECTIVELY OWN A SUBSTANTIAL MAJORITY OF OUR COMMON STOCK.

Collectively, our officers, our directors and one significant shareholder own or exercise voting and investment control over 81% of our outstanding common stock and will continue to own over 50% of the outstanding equity of the Company assuming all of the 10,000,000 shares being offered in our public offering are ultimately sold.  As a result, investors may be prevented from affecting matters involving the Company, including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities sold by us during the quarter ended June 30, 2011 not previously reported on a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

On July 22 2011, we submitted a petition to declare that our Metformin Hydrochloride Chewable Tablets are suitable for consideration in an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”).  The Reference Listed Drug at the FDA is Bristol-Myers Squibb’s Glucophage® product ([metformin hydrochloride] Tablets).   Metformin is indicated for the treatment of Type 2 diabetes and is an oral diabetes medication that helps control blood glucose levels.  Metformin is sometimes used in combination with insulin or other medications, but it is not used for the treatment of Type 1, or insulin-dependent, diabetes.  Insulin is a hormone produced by the pancreas that controls blood glucose levels by reducing the amount of glucose made by the liver and by increasing the removal of glucose from the blood by fat and muscle tissue.  Metformin acts by increasing the sensitivity of liver, muscle and fat tissue to the effects of insulin, and thereby lowers the level of glucose in the blood.  If we receive FDA approval of the ANDA we expect to offer chewable metformin as a new product separate from SUGARDOWN™.

In July 2011, we sold an additional 56,000 shares of our common stock in the private placement described in Note 1 to our unaudited condensed financial statements at a price of $0.25 per share, yielding gross proceeds to us of $14,000.  The shares described were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  In connection with the sale of these securities, the Company relied on each of the investors' written representations that it was an "accredited investor" as defined in Rule 501(a) of Regulation D.  In addition, neither the Company nor anyone acting on its behalf has offered or sold these securities by any form of general solicitation or general advertising.  At the time of their issuance, the securities will be deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities shall bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

Kenneth A. Tassey, Jr., our President, entered into an Employment Agreement with us dated August 11, 2011, pursuant to which he will receive a base salary of $36,000 per year, a severance payment equal to 50% of his annual base salary if he is terminated without cause and other benefits.  The Employment Agreement provides for an initial term through December 31, 2012 with additional one year terms until terminated.

Item 6.  Exhibits
Exhibit No.	Title of Document

10.1	License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011*

10.2	Employment Agreement between Boston Therapeutics, Inc. and Ken Tassey dated as of August 11, 2011*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August __, 2011	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer