Form 10-Q/A
period 2011-06-30
Boston Therapeutics, Inc.
filed 2011-09-09
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes  ☐           No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the ”Amended Filing”) to Boston Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 15, 2011 (the ”Original Filing”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing.  Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6.  Exhibits
Exhibit No.	Title of Document

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2011 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: September 9, 2011	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer