Form 10-Q
period 2011-09-30
Boston Therapeutics, Inc.
filed 2011-11-14
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2011
Common Stock, $0.001 par value per share	16,213,205 shares

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

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Balance Sheets (unaudited)
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

Cash	$336,390	$15,193
Prepaid expenses	1,795	1,728
Inventory	12,164	4,149
Total current assets	350,349	21,070

Intangible assets, net	841,071	889,286
Goodwill	69,782	69,782
Total assets	$1,261,202	$980,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$216,648	$45,917
Accrued expenses	141,756	222,512
Advances - related party	257,820	-
Total current liabilities	616,224	268,429

Advances - related party	-	177,820
Total liabilities	616,224	446,249

Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
16,132,705 and 14,041,236 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	16,133	14,041
Additional paid-in capital	1,556,283	905,964
Deficit accumulated during the development stage	(927,438)	(386,116)
Total stockholders’ equity	644,978	533,889

Total liabilities and stockholders’ equity	$1,261,202	$980,138

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2011 and 2010
and the Period from Inception (August 24, 2009) through September 30, 2011

	For the Three Months Ended		For the Nine Months Ended		Period From Inception
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	(August 24, 2009) to September 30, 2011

Revenue	$724	$-	$2,971	$-	$3,399

Cost of goods sold	2,834	-	5,084	-	5,482
Gross margin	(2,110)	-	(2,113)	-	(2,083)

Operating expenses:
Research and development	94,222	-	127,433	-	138,205
Sales and marketing	132,842	-	134,839	-	138,515
General and administrative	115,208	69,454	265,503	165,208	629,187
Total operating expenses	342,272	69,454	527,775	165,208	905,907
Operating loss	(344,382)	(69,454)	(529,888)	(165,208)	(907,990)

Interest expense-related party	4,224	1,902	11,434	4,505	19,448

Net loss	$(348,606)	$(71,356)	$(541,322)	$(169,713)	$(927,438)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average shares outstanding - basic and diluted	16,095,575	10,031,236	14,800,575	10,020,569

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)
For the Three and Nine Month Periods Ended September 30, 2011 and 2010
and the Period from Inception (August 24, 2009) through September 30, 2011

	For the Nine Months Ended		Period From Inception
	September 30, 2011	September 30, 2010	(August 24, 2009) to September 30, 2011

Cash flows from operating activities:
Net loss	$(541,322)	$(169,713)	$(927,438)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangible assets	48,215	-	58,929
Stock based compensation	129,414	-	129,536
Changes in assets and liabilities:
Inventory	(8,015)	-	(7,794)
Prepaid expenses	(67)	-	1,122
Accounts payable	170,731	8,307	216,648
Accrued expenses	(80,756)	73,284	94,937

Net cash used in operating activities	(281,800)	(88,122)	(434,060)

Cash flows from investing activities:
Net cash acquired in acquisition of Boston Therapeutics, Inc.	-	-	8,397
Net cash provided by investing activities	-	-	8,397

Cash flows from financing activities
Proceeds from advances - related party	80,000	73,505	197,820
Proceeds from investment in capital stock - related party	-	21,236	21,236
Proceeds from capital stock issued	522,997	-	522,997
Proceeds from investment in capital stock	-	-	20,000
Net cash provided by financing activities	602,997	94,741	762,053

Net increase (decrease) in cash and cash equivalents	321,197	6,619	336,390

Cash and cash equivalents, beginning of period	15,193	23,530	-

Cash and cash equivalents, end of period	$336,390	$30,149	$336,390

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired			$985,466
Assumed liabilities			(106,819)
Fair value of common stock issued			$878,647

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

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

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs and dietary supplements with a focus on glyco-pathology, a specialized field involving understanding the importance of carbohydrates in biochemistry and progression of diseases.  The Company is currently focusing on three products, IPOXYN™, an anti-hypoxia drug that the Company is currently developing, PAZ-320 an oral drug candidate for diabetes and SUGARDOWN™, a complex carbohydrate-based dietary supplement that the Company is currently marketing.

On June 24, 2011, the Company granted Advance Pharmaceutical Company (“APC”) exclusive rights to market and sell SUGARDOWN™ in China.  Under terms of the agreement, the Company will manufacture and supply product in bulk for APC. APC will be responsible for the packaging, marketing and distribution of SUGARDOWN™ in the region. APC will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in the region, subject to establishment of quality assurance and quality control standards set forth by the Company. In addition to the licensing agreement, APC made an equity investment in the Company of $199,950.

The Company has minimal operations and is considered to be in the development stage as of September 30, 2011.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  The Company is a recently formed entity with limited resources and operating history.  As shown in the accompanying condensed financial statements, the Company has incurred net losses of $927,438 for the period from August 24, 2009 (inception) to September  30, 2011, and has negative working capital of $265,875 as of September 30, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

1.	GENERAL ORGANIZATION AND BUSINESS...continued

Management has plans to seek additional capital through private placements and public offerings of its common stock.  The Company filed a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) which became effective October 15, 2010.  The Company is planning to sell in a self-directed offering 10,000,000 shares of newly issued common stock.  On June 21, 2011, the Company sold 2,035,469 shares for $508,867 in a private placement offering.  During August 2011, an additional 56,000 shares were sold for $14,000 in the private placement.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2010 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2011 and the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and the period from inception (August 24, 2009) through September 30, 2011.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.  Inventory consists of raw materials and finished goods of SUGARDOWN™.

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

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

The Company tests goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test is based on a comparison of the reporting unit’s book value to its estimated fair value.

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.    The weighted average number of common shares for the three and nine month periods ended September 30, 2011 did not include 1,578,400 options because of their anti-dilutive effect.

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

Fair Value of Financial Instruments

As of September 30, 2011, the carrying value of cash and cash equivalents, accounts payable, advances payable – related party and accrued expenses approximated fair value due to their short-term nature.

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

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

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

On March 31, 2010, the Company issued 20,000 shares of common stock for $10,000 cash to an investor.  On April 9, 2010, the Company issued 11,236 shares of common stock in exchange for $11,236 to a related party.  On October 4, 2010, the Company issued 10,000 shares for $10,000 cash to an investor.  On November 6, 2010, the Company issued 4,000,000 shares of common stock in connection with the merger transaction described in Note 1.  On June 21, 2011, the Company sold 2,035,469 shares for $508,867 in a private placement offering. During August 2011, an additional 56,000 shares were sold for $14,000 in the private placement.  No other issuances of preferred or common stock have been made.

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

4.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

The 2010 Stock Plan

The Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  As of September 30, 2011, there were 78,400 options outstanding under the 2010 Plan.

During the year ended December 31, 2010, the Company granted options to purchase 78,400 shares of common stock with an exercise price of $1.85 to a consultant. The options began vesting January 1, 2011 at a rate of 9,800 options per quarter until the final vesting date of October 1, 2012.  Stock-based compensation relating to this grant was $2,252 for the nine month period ending September 30, 2011 and the unrecognized compensation at September 30, 2011 was $3,957.  The options have a contractual life of 4.83 years.

On January 19, 2011, the Company granted options to purchase 421,237 shares of common stock with an exercise price of $0.25 to a consultant.  The options began vesting March 1, 2011 at a rate of 20,059 per month.  As of March 31, 2011, 20,059 options were vested.  On April 6, 2011 the Company terminated its engagement with this consultant effective May 6, 2011.  An additional 40,118 of the consultant’s options had vested as of the termination date, and the remaining 361,060 options were canceled.  The total options vested at the date of termination were 60,177; and such options expired unexercised 90 days after the termination date.  The total stock-based compensation for these options of $12,785 was expensed over the consultant’s service period of approximately 4 months.  Stock-based compensation relating to this grant was $12,785 for the nine month period ending September 30, 2011 and there is no unrecognized compensation or options outstanding under the grant at September 30, 2011.

The 2011 Stock Plan

The Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  As of September 30, 2011, there were 1,500,000 options outstanding under the 2011 Plan.

On September 15, 2011, the Company granted options to purchase 1,500,000 shares of common stock to a consultant with an exercise price of $0.10 and immediate vesting of 562,500 shares.  Beginning December 15, 2011, the remaining shares will vest at 93,750 shares per quarter.  The options have a fair value of $0.20 per share and an estimated remaining life of 5 years.  Stock-based compensation relating to this grant was $114,377 for the three and nine month periods ending September 30, 2011 and the unrecognized compensation at September 30, 2011 was $190,630.

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

4.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

The Company used the Black-Scholes option-pricing model to determine the fair value of the option grants and the related compensation expense. The Company recorded $116,296 and $129,414 in compensation expense for the three and nine month periods ended September 30, 2011, respectively, related to the non-employee options.  The Company measures and recognizes compensation expense as they vest for stock-based awards issued to non-employees over the service period.

Expected volatility for the options issued during the three and nine months ended September 30, 2011 was 90%. The Company does not have a history of market prices of their common stock, and as such volatility is estimated using historical volatilities of similar public entities.

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield in effect at the time of grant for instruments with a similar expected life.   The risk-free interest rate was 0.60% for grants made during the three month period ending March 31, 2011 and 0.28% for grants made during the three month period ending September 30, 2011.

The intrinsic value for fully vested, exercisable options was $82,463 at September 30, 2011 based on the Company’s latest valuation of its common stock of $0.2466.

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2010	78,400	$1.85
Granted	1,921,237	0.13
Exercised	-	-
Options forfeited/cancelled	(421,237)	0.25
Outstanding, September 30, 2011	1,578,400	$0.19

5.	RELATED PARTY TRANSACTIONS

The CEO advanced $197,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target.  These advances have a maturity date of June 30, 2012.  Advances by the CEO carry an interest rate of 6.5%.  As of September 30, 2011, $21,417 of accrued interest had been included in accrued expenses on the accompanying condensed balance sheet.  The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

Boston Therapeutics, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2011 and 2010 and Period from Inception
(August 24, 2009) to September 30, 2011

6.	INTANGIBLE ASSETS

The SUGARDOWN™  technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at September 30, 2011:

SUGARDOWN™ technology and provisional patents	$900,000
Less accumulated amortization	(58,929)
Intangible assets, net	$841,071

Amortization expense was $16,072 and $48,215 for the three and nine months ended September 30, 2011, respectively.

7.	COMMITMENTS AND CONTINGENCIES

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

The Company has evaluated events and transactions that occurred from September 30, 2011 through the date of filing, for possible disclosure and recognition in the financial statements.

In October, 2011, the Company granted options to purchase an aggregate of 600,000 shares of common stock at a price of $0.10 per share to 3 consultants.

Effective October 2011, the Company entered into an agreement with a firm to provide public relations, promotion and marketing services over a nine month period ending June 30, 2012.  In consideration of these services, the Company issued 80,500 restricted shares at $0.50 per share.

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

Results of Operations

Three months ended September 30, 2011 and September 30, 2010

Revenue for the three months ended September 30, 2011 of $724 was generated from the sale of the SUGARDOWN™ product.  There was no revenue for the three months ended September 30, 2010.

Cost of goods sold for the three months ended September 30, 2011 of $2,834 consisted primarily of the cost of the SUGARDOWN™ product and shipping and fulfillment costs.  There was no cost of goods sold for the three months ended September 30, 2010.

General and administrative expense for the three months ended September 30, 2011 was $115,208 an increase of $45,754 or 66% from $69,454 for the three months ended September 30, 2010.  The increase is primarily due to increases of (a) $21,000 in legal and accounting fees associated with the Form S-8 filing and quarterly financial statements for the Company and (b) $10,000 of payroll and related expenses.

We had research and development expense for the three months ended September 30, 2011 of $94,222 consisting primarily of amortization of the SUGARDOWN™ product and implementation of clinical studies with the SUGARDOWN™ product in diabetes patients in Australia and France.  There was no research and development expense for the three months ended September 30, 2010.

We had sales and marketing expense for the three months ended September 30, 2011 of $132,842 consisting primarily of stock-based compensation expense.  There was no sales and marketing expense for the three months ended September 30, 2010.

Nine months ended September 30, 2011 and September 30, 2010

Revenue for the nine months ended September 30, 2011 of $2,971 was generated from the sale of the SUGARDOWN™ product.  There was no revenue for the nine months ended September 30, 2010.

Cost of goods sold for the nine months ended September 30, 2011 of $5,084 consisted primarily of the cost of the SUGARDOWN™ product and shipping and fulfillment costs.  There was no cost of goods sold for the nine months ended September 30, 2010.

General and administrative expense for the nine months ended September 30, 2011 was $265,503 an increase of $100,295 or 61% from $165,208 for the nine months ended September 30, 2010.   The increase is primarily due to increases of (a) $35,000 in legal and accounting fees associated with the Form S-8 filing and quarterly financial statements for the Company and (b) $26,000 of payroll, stock based compensation and related expenses.

We had research and development expense for the nine months ended September 30, 2011 of $127,433 consisting primarily of amortization of the SUGARDOWN™ product and implementation of clinical studies with the SUGARDOWN™ product in diabetes patients in Australia and France.  There was no research and development expense for the nine months ended September 30, 2010.

We had sales and marketing expense for the nine months ended September 30, 2011 of $134,839 consisting primarily of stock-based compensation expense.  There were no sales and marketing expense for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011

As of September 30, 2011, we had cash of $336,390 and accounts payable and accrued expenses of $358,404.  The cash is largely attributable to the proceeds from our private placement of common stock in June 2011.

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

Item 4. Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, we sold an additional 56,000 shares of our common stock in the private placement described in Note 1 to our unaudited condensed financial statements at a price of $0.25 per share, yielding gross proceeds to us of $14,000.  The shares described were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  In connection with the sale of these securities, the Company relied on each of the investors' written representations that it was an "accredited investor" as defined in Rule 501(a) of Regulation D.  In addition, neither the Company nor anyone acting on its behalf has offered or sold these securities by any form of general solicitation or general advertising.  At the time of their issuance, the securities will be deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities shall bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

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

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2011 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 14, 2011	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer