Form 10-Q/A
period 2011-09-30
Boston Therapeutics, Inc.
filed 2012-03-21
CIK 1473579

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
Yes  ☒           No  ☐
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the ”Amended Filing”) to Boston Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011 (the ”Original Filing”) is to correct a typographical error on the cover page of the Original Filing.  In the Original Filing the “No” box was inadvertently checked instead of the “Yes” box in response to the following statement: “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days”. The cover page of this Amended Filing has the “Yes” box checked with respect to such statement.

Except for the item noted above, no other information included in the Original Filing is being amended by this Amended Filing.  Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.  The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6.  Exhibits

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 21, 2012	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer