Form 10-K
period 2011-12-31
Boston Therapeutics, Inc.
filed 2012-03-30
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number:  000-54586
BOSTON THERAPEUTICS, INC.
 (Exact name of registrant as specified in its charter)
Delaware	27-0801073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

33 South Commercial Street Manchester, NH	03101
(Address of principal executive offices)	(Zip Code)
978-886-0421
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Securities registered under Section 12(g) of the Exchange Act:
(Title of Class)
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No ☒

At June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. There is currently no public market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2012
Common Stock, $0.001 par value per share	16,223,206 shares

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

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors, risks and uncertainties that could cause actual results to differ materially are the following:

●	We may be unable to raise the capital we will need to maintain operations and fulfill our business objectives.

●	We are subject to extensive and costly regulation by the FDA, which must approve our product candidates in development and could restrict the sales and marketing of such products in development.

●	We may be unable to achieve commercial viability and acceptance of our proposed products.

●	We may be unable to retain key members of our senior management.

●	We may be unable to improve upon, protect and/or enforce our intellectual property.

●	We may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates.

●	We are subject to significant competition.

●
As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy public reporting requirements, which will increase our costs and require additional management resources.

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

PART I

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

Business Operations

Our primary business is the development, manufacture and commercialization of therapeutic drugs and dietary supplements with a focus on glyco-pathology, a specialized field involving understanding the importance of carbohydrates in biochemistry and progression of diseases.  We are currently focusing on three products, IPOXYN™, an injectable anti-hypoxia drug that we are currently developing, PAZ320, a non-systemic, chewable drug candidate for reduction of blood glucose in diabetics currently in development and SUGARDOWN®, a complex carbohydrate-based chewable dietary supplement that we are currently marketing.

SUGARDOWN®

We have developed SUGARDOWN®, a non-systemic complex carbohydrate-based dietary supplement to moderate post-meal blood glucose using proprietary processes and technology. We have unrestricted access to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient supply of SUGARDOWN® to support product distribution across multiple sales channels as a dietary supplement.  Our SUGARDOWN® dietary supplement consists of a stabilized complex carbohydrate composition.

Status of Development of SUGARDOWN®

We have completed development of SUGARDOWN® as a dietary supplement.  We have filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN® which describes the proposed mechanism of action of SUGARDOWN® in reducing post-meal elevation of glucose in the blood.  The Company submitted thirty structural and functional claims with the FDA.  We have filed a provisional patent with the United States Patent and Trademark Office with regard to SUGARDOWN®.  We have received a trademark for SUGARDOWN®.  General Product Liability Insurance for SUGARDOWN® has been in effect since April 2010.  On December 29, 2011 the Company announced that it has secured its first purchase order for distribution of SUGARDOWN™ in Italy.  On January 24, 2012 the Company announced the clinical trial results in healthy volunteers performed at the University of Sydney on SUGARDOWN®.

Competitive Products: SUGARDOWN®

Nutritional Supplements

Products in the non-prescription, dietary supplements category which may be useful to prediabetics and diabetics, and could be potential competitors with SUGARDOWN® include a variety of tablets, capsules and powders and include Cinnamon, Chromium, Vanadium, Banaba Leaf, Alpha Lipoic Acid, Fenugreek, Glucomannan, and Gymnema Sylvestra.

PAZ320

PAZ320 is a non-systemic, non-toxic, chewable drug candidate for prevention of diabetes and its complications.  PAZ320 inhibits the enzymes that release glucose from complex carbohydrate in foods during digestion, reducing the amount of available glucose absorbed through the intestine.

Status of Development of PAZ320

PAZ320 is currently in development as a drug candidate.   On October 11, 2011, the Company announced the initiation of its first clinical trial at Dartmouth-Hitchcock Medical Center in New Hampshire to evaluate the safety and efficacy of PAZ320 when added to oral agents or insulin regimen in patients with Type 2 Diabetes Mellitus.

Competitive Products: PAZ320

Anti-diabetic drugs

Anti-diabetic drugs treat diabetes mellitus by lowering glucose levels in the blood. With the exceptions of insulin, exenatide marketed as Byetta®, Bydureon®, and pramlintide, marketed as Symlin®, all are administered orally and are thus also called oral hypoglycemic agents or oral antihyperglycemic agents. There are different classes of anti-diabetic drugs, and their selection depends on the nature of the diabetes, age and situation of the person, as well as other factors.  The Company’s non-systemic compounds for prediabetes and diabetes, SUGARDOWN® and PAZ320, belong to the class of carbohydrate-hydrolyzing enzyme inhibitors.  Acarbose marketed by Bayer as Prandase® and Glucobay® belong to the same class.

Alpha-glucosidase inhibitors are "diabetes pills" but not technically hypoglycemic agents because they do not have a direct effect on insulin secretion or sensitivity. These agents slow the digestion of starch in the small intestine, so that glucose from the starch of a meal enters the bloodstream more slowly, and can be matched more effectively by an impaired insulin response or sensitivity. These agents are effective by themselves only in the earliest stages of impaired glucose tolerance, but can be helpful in combination with other agents in type 2 diabetes. Acarbose, marketed as Prandase® and Glucobay® is an Alpha-glucosidase Inhibitor.

Secretagogues

Secretagogues, which include Sulfonylureas and Meglitinides, help enhance insulin secretion.
Sulfonylureas were the first widely used oral hypoglycemic medications. They are insulin secretagogues, triggering insulin release by direct action on the KATP channel of the pancreatic beta cells.  Glipizide (Glucotrol®) falls into this category with side effects including GI discomfort, diarrhea and hypoglycemia.

I.
Meglitinides help the pancreas produce insulin and are often called "short-acting secretagogues." Their mode of action is original, affecting potassium channels  By closing the potassium channels of the pancreatic beta cells, they open the calcium channels, hence enhancing insulin secretion. They are taken with or shortly before meals to boost the insulin response to each meal. If a meal is skipped, the medication is also skipped.  Repaglinide (Prandin®) falls into this category with side effects including hypoglycemia and hyperglycemia.

Sensitizers

Insulin sensitizers address the core problem in type 2 diabetes—insulin resistance—and include Biguanides and Thiazolidinediones. Among oral hypoglycemic agents, insulin sensitizers are the largest category.

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

Thiazolidinediones (TZDs), also known as "glitazones," bind to PPARγ, a type of nuclear regulatory protein involved in transcription of genes regulating glucose and fat metabolism. Rosiglitazone (Avandia®) and Pioglitazone (Actos®) fall into this category of anti-diabetic agent.

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

Pre-Diabetes

Pre-diabetes is the state in which a person has higher than normal blood glucose level, but not high enough to be diagnosed with Diabetes.  While in this range between normal and diabetic, patients are at risk for not only developing type 2 diabetes, but also for cardiovascular complications.  Pre-diabetes affects 79 million Americans.

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

Marketing: SUGARDOWN® and PAZ320

SUGARDOWN®

We believe SUGARDOWN® is a safe and effective dietary supplement for assisting pre-diabetics and diabetics in their daily management of blood glucose levels, fulfilling an unmet clinical need.  We believe this supplement may provide individuals with a non-systemic tool to reduce post-meal elevation of blood glucose.  The product is ready for limited market release and is currently available on the company product website, www.sugardown.com.

We envision a sizable over-the-counter market in the US.  In 2010, the Center for Disease Control estimated that there were 18.8 million diagnosed and 7.0 million undiagnosed diabetics and an estimated 79 million pre-diabetics in the US.  The Company entered SUGARDOWN® into a limited clinical trial, entitled “DETERMINATION OF THE POSTPRANDIAL GLUCOSE AND INSULIN RESPONSES OF WHITE RICE ALONE AND WHITE RICE CONSUMED WITH SUGARDOWN™ in 2011. We intend to leverage data from this study in the marketing of SUGARDOWN®.  We intend to engage a medical advisory board consisting of leading physicians who have participated in relevant clinical studies and who are leaders in the field of diabetes, who will guide us through an ongoing clinical trials program.  We do not currently have agreements with any potential candidates for such board. We may seek to enter into licensing or co-marketing agreements for parts or all of the world in order to avail the Company of the marketing expertise of one or more seasoned marketing and/or pharmaceutical companies. We intend to assemble a team of marketing and sales professionals, and to engage third party sales and distribution organizations in order to leverage the expertise and market exposure of those companies.  We are currently under agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, China and Macau.  We have engaged in direct marketing efforts to market SUGARDOWN® in the United States but have not yet entered into any agreements with third party distributors for US sales.

PAZ320

We believe PAZ320 is a safe and effective drug compound for pre-diabetics and diabetics in their daily management of blood glucose levels, fulfilling an unmet medical need.  We believe this compound may provide individuals with a means by which to slow the onset of Type 2 diabetes and/or the onset of diabetes complications such as heart disease, stroke, kidney damage, retinopathy and Diabetic Foot.  As further described below under “Government Regulation - Drug Approval Process,” PAZ320 will require FDA approval for marketing as a drug and will be subject to extensive regulation by governmental authorities in the United States and other countries.

IPOXYN™

We have also developed a drug candidate product IPOXYN™, a glyco-protein based therapeutic agent using proprietary processes and patented technology. Our IPOXYN™ anti-hypoxia drug consists of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

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

We hope to be able to commence marketing OXYFEX™ for veterinary applications, which we view as a potentially lucrative market, in 2013 in various locations around the world. We estimate that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. We believe that the average veterinary practice treats only a small percentage of canine anemia cases with red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, nutritional supplements or inspired oxygen. The FDA Center for Veterinary Medicine approved a bio-similar product to OXYFEX™ named Oxyglobin in 1998 and the European Commission approved Oxyglobin in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Oxyglobin is no longer in use.  Based upon the prior, limited efforts of the now bankrupt third party that developed Oxyglobin, we believe that the potential veterinary market for OXYFEX™ in the United States alone could exceed $250 million in sales annually within a few years after introduction.

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

Blood compatibility and handling and storage requirements and limitations limit the use of RBCs transfusions to hospital environment only. Shortages of certain types of blood thus occur due to seasonal factors or disasters. Since RBCs’ oxygen-delivering capacity breaks down with storage (approximately 75% capacity remains after eight days of storage) their shelf-life is less than 42 days, limiting the ability for significant stockpiles of RBCs. In addition, for ischemic conditions due to constricted blood vessels where normal passage of RBCs is restricted or due to impaired heart or lung function, RBC transfusions are generally not effective.

IPOXYN™ and OXYFEX™

IPOXYN™ is designed for delivery as an intravenous solution, with the expectation that it can reverse an inadequate supply of oxygen and support various metabolic functions in the body in a manner and with effects similar to those resulting from the infusion of RBCs - but without the limitations of compatibility, availability, short shelf life, volume and logistical challenges commonly associated with transfusions of whole blood.  Other intravenous fluids commonly used in emergency trauma to restore blood volume, such as Ringer’s lactate or saline, are not designed to and do not effectively carry oxygen.  We have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN™. IPOXYN™ will not be ready for commercialization until these steps are completed. Preclinical animal study results for Ipoxyn™ were presented at the XIII International Symposium on Blood Substitutes and Oxygen Therapeutics in July 2011.

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

When compared to RBC transfusion we believe IPOXYN™ has the following advantages:

●	Availability: readily available, with a two year shelf-life, much longer than the two week shelf life for RBCs and easier to perfuse.

●	Stability: stored at room temperature for months while maintaining its full capacity for oxygen delivery and release and logistical convenience

●	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.

●	Compatibility: safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.

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

●	Oxygenation: Due to its high solubility, it has high capacity and faster exchange of oxygen in tissues, as well as facilitating the release of oxygen from RBCs for overall unparallel efficiency.

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

We are aware of other companies researching the use of hemoglobin as a therapeutic, including programs in China and Japan. We believe that these programs are in the preclinical stage of development, although China’s government-funded initiative may enter clinical testing as early as this year.  In the field of perfluorocarbons, publicly traded Synthetic Blood International Inc. has recently completed an open-label, proof-of-concept Phase 2a clinical trial in eight patients with traumatic brain injury. Alliance Pharmaceutical Corporation has received regulatory authorization in France to initiate a Phase 2 clinical trial to prevent post-operative ileus resulting from hypoxia during major surgery. We believe that the Russian open joint-stock company Scientific and Production Firm “Perftoran” has received regulatory approval to market its perfluorocarbon in Russia, Ukraine, Kazakhstan and Mexico.  In 2009 a company called OPK Biotech bought certain assets of now defunct Biopure Corporation and continues to develop Hemopure for human use.   In the cardiovascular area we expect competition from medical devices and drugs on the market or which are currently under development. For example, privately held KAI Pharmaceuticals Inc. has reported the completion of a Phase 1/2 clinical trial of its protein kinase C (PKC) inhibitor to reduce ischemia and reperfusion injury during treatment of acute myocardial infarction.  We believe that our use of bovine red blood cells for the production of IPOXYN™ is an advantage over products made from donated human red blood cells stored for a long period of time and other competitive approaches because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells.

Marketing

We believe IPOXYN™ is a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN™ can alleviate acute deficiency of oxygen and avert further life threatening complications and muscle and tissue death which can result from a sustained deficiency of oxygen.  Our belief about the safety and efficacy of IPOXYN™ is based on preliminary good laboratory practices (GLP) testing of a material bio-similar to IPOXYN™, where it was found that such bio-similar formulation had no material toxicity on a small group of animals.  We understand that this testing of GLP produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans.  However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN™ could become a significant new management tool to moderate the inconsistencies of RBC transfusion and become the treatment of choice in critical situations when RBCs are not immediately available.

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

PAZAMET

In July 2011, we submitted a petition to file an Abbreviated New Drug Application (ANDA) for a chewable metformin with the U.S. Food and Drug Administration (FDA).  The wait time period for review by the FDA can be up to two years.

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

Subsidiaries

We currently have no subsidiaries.

Employees

Other than Dr. Platt and Mr. Tassey, we currently have no full-time employees.  Mr. Tassey entered into an employment agreement with the Company in August 2011.  Dr. Platt does not have an employment agreement with the Company.

Facilities

We currently lease an office located at 33 S. Commercial St. Manchester, NH 03101.

Manufacturing

We currently manufacture SUGARDOWN® and PAZ320 in the United States at a Good Manufacturing Practices (GMP) compliant facility. We expect to have access to a pilot-scale manufacturing facility with adequate capacity to produce IPOXYN™ for clinical trials and market introduction following European Medicines Evaluation Agency (EMEA) / FDA approval, but no agreement for such access is currently in place. We intend to only utilize manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) as required by the regulatory authorities in Europe or the United States.

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

Lack of Major Customers

To date we have had limited sales of our SUGARDOWN® product and have no significant customers.  We have entered into an agreement with Advance Pharmaceutical Co. Ltd., a Hong Kong-based pharmaceutical company, for distribution of SUGARDOWN® in the Hong Kong and mainland China markets.  There can be no assurances that this agreement will lead to significant or, in fact any, sales of SUGARDOWN®.   We have received our first commercial purchase order from a distributor in Italy.

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

Our CEO also has assigned the trademarks IPOXYN™ (U.S. Trademark Application No. 77754473) and Avanyx Therapeutics™ (U.S. Trademark Application No. 77806120) to the Company.  Our CEO and our President have assigned the trademark SUGARDOWN® (U.S. Trademark Reg. No. 3,955,414, registered May 3, 2011) to the Company.

It is not economically practicable to determine in advance whether our products, product components, manufacturing processes or the intended uses for our products infringe the patent rights of others. It is likely that, from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a customer, vendee or licensee against such third-party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could harm our business.

Responding to these claims could also require us to enter into royalty or licensing agreements with third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

Government Regulation

New drug approval for clinical use requires extensive research, manufacturing, pre-clinical and clinical studies, packaging, labeling, advertising, promotion, export and marketing, among other things. Both IPOXYN™ and PAZ320 will be subject to extensive regulation by governmental authorities in the United States and other countries. As a therapeutic product administered by intravenous infusion IPOXYN™ will be regulated as a drug and will require extensive safety and efficacy studies for regulatory approval before it may be commercialized.

Dietary Supplements

We currently offer SUGARDOWN® as a dietary supplement.  We are not required to obtain FDA approval in order to offer SUGARDOWN® in this manner.  We are required to either comply with certain FDA guidelines with respect to certain marketing claims for SUGARDOWN®, or to file those claims with the FDA.  We believe that we comply with those guidelines and have voluntarily filed structural and functional claims with the FDA.    If we choose to offer SUGARDOWN® as a drug, it will be subject to the drug approval process described below.

Drug Approval Process

In the United States, IPOXYN™ is a new chemical entity and will require FDA approval. PAZ320, as a drug candidate, will also require FDA approval.  Before final approval for marketing for either IPOXYN™ or PAZ320 could occur, the following steps must be completed: preclinical safety animal studies, GMP manufacturing, submission of Investigational New Drug, or IND application for extensive clinical trials to show proof of concept to significant health benefit.

After approval and during clinical studies FDA can put the drug on "clinical hold."  In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the use of the drug can proceed.  FDA may stop marketing, or clinical trials, or particular types of trials, by imposing a clinical hold because of safety concerns and potential risk to patients.

Clinical trials involve the administration of the investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator consistent with an informed consent. Each clinical protocol is submitted, reviewed and approved by an independent Institutional Review Board, or IRB, or Ethical Committee (EC) at a participating hospital at which the study will be conducted. The IRB/EC will consider, among other things; ethical factors, safety to human subjects and the possible liability of the institution.

Clinical trials required for FDA approval typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety or adverse effects, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.

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

After FDA approval, Phase IV clinical trials may be conducted to gain additional experience from the treatment of patients in the intended therapeutic indication. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as Phase III/IV post-approval clinical trials.

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

The approval process varies from country to country and can be complicated and time consuming; the time needed to secure approval may be longer or shorter than that required for FDA approval. For example, the European Union requires approval of a Marketing Authorization Application by the European Medicines Evaluation Agency. These applications require the completion of extensive preclinical studies, clinical studies and manufacturing and controls information.

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

Item 1A.  Risk Factors.

RISKS RELATED TO OUR COMPANY

IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS.

For the period from inception on August 29, 2009 through December 31, 2011, we had a net loss of $1,213,284, of which $827,168 was incurred during the fiscal year ended December 31, 2011.  As of December 31, 2011, the Company had $225,995 cash on hand.  We do not currently have sufficient capital resources to fund operations. Our Chief Executive Officer has made loans to the Company to fund operations, and the Company raised $522,997 in a private placement in 2011.  To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

Management has developed what it believes is a viable plan to continue as a going concern.  The plan relies upon our ability to obtain additional sources of capital and financing.   Our Chief Executive Officer intends to provide us with minimal cash to fund critical needs until we are able to raise additional capital from an offering of securities but there is no guarantee that he will do so or will do so for any extended period of time.  Presently we do not have any existing sources or plans for financing other than the sale of securities in a private placement transaction, or loans from our Chief Executive Officer. We do not expect to generate significant revenues from the sale of SUGARDOWN® or other products in the near term. If we are unable to receive additional financing, we may be required to cease operations. There is no guarantee that we will be able to generate sufficient revenues from the sale of SUGARDOWN® or other products in the near term to fund our operations.  If we are unable to generate sufficient revenues or receive additional financing, we may be required to cease operations.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We are a development-stage company with no operating history, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate.  We have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling that product, we have no other products available for sale, and none are expected to be commercially available for at least eighteen months, if at all.  We may never obtain Food and Drug Administration (“FDA”) approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable.  Our failure to generate revenue and profit would likely cause our securities to decrease in value and/or become worthless.

ADDITIONAL FINANCING REQUIRED TO IMPLEMENT OUR BUSINESS PLAN MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL, AND WE MAY HAVE TO ACCEPT FINANCING TERMS THAT WOULD ADVERSELY AFFECT OUR SHAREHOLDERS.

We will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN™ and PAZ320 that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the foreseeable future.  We do not expect to be generating sales or other revenue from SUGARDOWN® alone to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing.  We have no commitments for any financing at this time, and any financing commitments may result in dilution to our existing stockholders.  We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders.  For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business.  Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders interests.  Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales.  If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

OUR PRODUCTS ARE BASED ON NOVEL, UNPROVEN TECHNOLOGIES.

Our drug candidates in development are based on novel unproven technologies using proprietary carbohydrate compounds in combination with FDA approved drugs currently used in the treatment of ischemia, anemia and trauma and other diseases.  Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-hypoxia drugs we are working with or other therapeutics we intend to develop.  Although we have completed certain animal studies that we believe were successful, pre-clinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Clinical trials are expensive, time-consuming and may not be successful.  They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the products necessary for an approved drug.  Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics.  Even if our products progress successfully through initial human testing, they may fail in later stages of development. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies.  These trials may not start or be completed as we forecast, or may not achieve desired results.

WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCTS.

Even if our current and anticipated products achieve positive results in clinical trials, we may be unable to commercialize them. Potential products may fail to receive necessary regulatory approvals, and such products, along with products such as SUGARDOWN® which do not require regulatory approval, may be difficult to manufacture on a large scale, be uneconomical to produce, fail to achieve market acceptance, or be precluded from commercialization by proprietary rights of third parties. Our inability to commercialize our products would substantially impair the viability of our company.

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

OUR MANAGEMENT AND ONE SIGNIFICANT SHAREHOLDER COLLECTIVELY OWN A SUBSTANTIAL MAJORITY OF OUR COMMON STOCK.

Collectively, our officers, our directors and one significant shareholder own or exercise voting and investment control around 84.86% of our outstanding common stock.  As a result, investors may be prevented from affecting matters involving the Company, including:

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

In addition, we have limited experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize our pharmaceutical products. While we currently have an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, China and Macau and have received a commercial purchase order from a distributor in Italy for SUGARDOWN®, if we develop additional commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products and we may need to rely on additional third parties to market SUGARDOWN®.

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

We currently maintain product liability insurance with respect to SUGARDOWN®.  There is no guarantee that such insurance will provide adequate coverage against our potential liabilities.  Since we do not currently have any FDA-approved products or formulations, we do not currently have any other product liability insurance covering commercialized products. We may not be able to obtain or maintain adequate product liability insurance, when needed, on acceptable terms, if at all, or such insurance may not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to engage qualified distributors. Even if engaged, these distributors may:

        ●     fail to satisfy financial or contractual obligations to us;
        ●     fail to adequately market our products;
        ●     cease operations with little or no notice to us; or
        ●     offer, design, manufacture or promote competing formulations or products.

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

Broad use of our proposed products may require physicians to be informed regarding our proposed products and the intended benefits. Inability to carry out this physician education process may adversely affect market acceptance of our proposed products. We may be unable to timely educate physicians regarding our proposed products in sufficient numbers to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our products. In addition, we may expend significant funds toward physician education before any acceptance or demand for our proposed products is created, if at all.

RISKS RELATED TO OUR INDUSTRY

WE WILL NEED REGULATORY APPROVALS TO COMMERCIALIZE OUR PRODUCTS AS DRUGS

We currently offer SUGARDOWN® as a dietary supplement.  We are not required to attain FDA approval in order to offer SUGARDOWN®  in this manner.  If we choose to offer SUGARDOWN®,   IPOXYN™,  PAZ320 or any other product as a drug, we are required to obtain approval from the FDA in order to sell our products in the U.S. and from foreign regulatory authorities in order to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, if we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

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

OUR COMPETITIVE POSITION DEPENDS ON PROTECTION OF OUR INTELLECTUAL PROPERTY.

Development and protection of our intellectual property are critical to our business. All of our intellectual property, patented or otherwise, has been invented and/or developed by our CEO, David Platt.  If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

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

Although we will require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, and all of our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored.  Currently, we do not have any scientific or technical employees.  We have consultants and a network of uniquely experienced researchers, clinicians and drug developers, some of whom have signed or been asked to sign agreements.

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

As a development stage company with nominal revenues engaged in the development of drug technologies, our resources are limited and we may experience technical challenges inherent in such technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to our proposed products. Our competitors may develop drugs that are safer, more effective or less costly than our proposed products and, therefore, present a serious competitive threat to us.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATION OF PENNY STOCKS.

We expect that our common stock will be quoted on the OTC Bulletin Board under the symbol BTHE.  Our common stock will be subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We do not currently own any real property.  We currently lease approximately 375 feet of office space with access to common areas located at 33 S. Commercial St. Manchester, NH 03101 on a lease that expires on June 30, 2012. The base rent for this facility is $557 per month.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities.

Market Information

There is no current established U.S. trading market for our common stock.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC
433 Hackensack Ave - Level L
Hackensack, NJ 07601
Phone:  201-820-2008
Fax:  201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2011 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	78,400	$1.85	4,921,600
Equity compensation plans not approved by security holders (2)	1,500,000	$0.10	600,000
Total	1,578,400		5,521,600

(1)
Consists of our 2010 Stock Plan (the “2010 Plan”). See Note 4 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2010 Plan by written consent on  June 16, 2010.

(2)
Consists of our 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 4 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.   The 2011 Plan has not been presented to the Company’s stockholders for their consent.

Holders

As of March 25, 2012, there were 1675 holders of record of our common stock.  The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we made the following sales of unregistered securities that have not previously been reported on a Quarterly Report on Form 10-Q or in a Current Report on Form  8-K.  On November 1, 2011, we issued 80,500 shares of our common stock to a consultant for Public Relations services rendered to the Company.  On December 22, 2011, we issued 10,000 shares of our common stock to a consultant for consulting services rendered to the Company.  Each of the issuances was made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In connection with the sale of these securities, the Company relied on each of the recipient’s written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  As the shares were issued for services, we received no cash proceeds for the issuance of the shares.  At the time of their issuance, the shares were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

Repurchase of Equity Securities

None.

Item 6.  Selected Financial Data.

Item 6 is not applicable to us because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking.  These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Form 10-K, and other factors that we may not know.

Overview

We are a development-stage company that was formed on August 24, 2009.

Our Chief Executive Officer (“CEO”) and founder contributed a provisional patent, a patent and know-how to the Company.  In accordance with ASC 845-1-S99, Transfers of Non-Monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock prior to the Company’s initial public offering should be recorded at the transferor’s historical cost basis determined under GAAP.  Because no records exist to support a historical cost basis in accordance with GAAP, the patent, provisional patent and know-how were valued at the CEO’s historical cost basis of zero.

On November 10, 2010, we entered into an Agreement and Plan of Merger with Boston Therapeutics, Inc. (“BTI”).  BTI was in the business of developing, manufacturing and selling, among other things, dietary supplements including its initial product, SUGARDOWN®, a complex carbohydrate based dietary supplement based upon BTI’s proprietary processes and technology. SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011 we entered into an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, China and Macau for SUGARDOWN®.  We believe that SUGARDOWN® has significant revenue and positive cash flow potential.

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

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI (as described in Notes 1 and 7 to the audited financial statements included elsewhere in this Form 10-K) to raise capital.  Our CEO intends to provide minimal cash to fund critical needs until shares are sold to raise capital.  We anticipate the need for approximately $2,000,000 in additional funding to support the planned expansion of our operations over the next approximately 12 months.  There is no guarantee that we will be successful in raising additional funds.

Results of Operations

Year ended December 31, 2011

Revenue for the year ended December 31, 2011 was $4,112 compared to $428 in the prior year, an increase of $3,684 primarily because SUGARDOWN® was sold for a full year. Cost of goods sold for the year ended December 31, 2011 was $6,375 compared to $398 in the prior year, an increase of $5,977 primarily due to a full year of cost for a fulfillment operation and expensing of expired raw materials of $1,667.

Research and development expense for the year ended December 31, 2011 was $194,276 compared to $10,772 in the prior year, an increase of $183,504.  Amortization of the intangible asset of SUGARDOWN® represented $53,000 of the increase due to a full year of amortization with the costs associated with clinical trials of SUGARDOWN® representing the remaining $130,000.

Sales and marketing expense for the year ended December 31, 2011 was $206,517 compared to $3,676 in the prior year, an increase of $202,841.  Marketing and promotion costs represented $65,000 of the increase with stock—based compensation representing the remaining $137,000.

General and administrative expense for the year ended December 31, 2011 was $408,454 compared to $226,790 in the prior year, an increase of $181,664 or 80%.  General and administrative expense consists primarily of legal and accounting fees associated with the filings with the SEC and the preparation of financial statements for the Company.  Legal and accounting fees represented $90,000 of the increase. The balance of the increase is attributable to payroll, stock-based compensation, travel and product liability insurance.

 Liquidity and Capital Resources

As of December 31, 2011, we had cash of $225,995 and accounts payable and accrued expenses of $467,189.

We have received minimal revenues from our acquisition of the SUGARDOWN® product. Without substantial revenue and known, adequate and available financing, there is uncertainty regarding the Company's ability to continue as a going concern.

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

Our CEO also contributed a provisional patent, a patent and know-how to the Company. We intend to use these assets and SUGARDOWN® and the other assets acquired from our merger with BTI to raise the additional capital required to fund operations.

Other than our CEO's intention to provide minimal cash, we have no current commitment from our officers and directors or any of our shareholders, to supplement our operations or provide us with financing in the future. Although our CEO intends to provide us with minimal cash to fund critical needs until we are able to raise additional capital from an offering of securities but there is no guarantee that he will do so or will do so for any extended period of time.  If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, and we may be required to cease operations, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Item 7A is not applicable to us because we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed under this Item 8 as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC adopted as of September 21, 2010 that permit the Company to provide only management’s report in this annual report.
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

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive and Corporate Governance.

Directors

Set forth below is information regarding our current directors. Except as set forth below, there are no family relationships between any of our directors or executive officers. Each director holds his office until he resigns or is removed and his successor is elected and qualified.

Name	Age	Position	Term as a Director
David Platt, Ph.D.	58	Chief Executive Officer, Chief Financial Officer Treasurer and Chairman	August 2009 to the Present
Kenneth A. Tassey, Jr.	51	President and Director	November 2010 to the Present
Dale H. Conaway, D.V.M.	57	Director	September 2009 to the Present
Rom E. Eliaz	40	Director	September 2009 to the Present
Henry J. Esber, Ph.D.	70	Director	December 2011 to the Present
Carl L. Lueders	61	Director	September 2009 to the Present

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

Dr. Rom E. Eliaz, Ph.D., MBA, a Director of the Company since September 2009, has been a President and CEO of JJ Pharma Inc. since September 2009. He has also been CEO and Managing Director of Elrom Ventures Corp. since May 2007 and a strategic partner in The Colmen Group since June 2009.  From January 2007 to October 2007 Dr. Eliaz was a Senior Director of Development at Intradigm Corp. From March 2004 to December 2006 Dr. Eliaz was a Director of Development at Pfizer Inc. (Rinat Neuroscience)

Henry J. Esber, Ph.D., a Director of the Company since December 2011, has been a Principal in Esber D&D consulting since 2005. From 2003 to 2005, Dr. Esber was a Senior Consultant, Business Development at Charles River Labs, Discovery and Development Services. From 2005 to 2006, Dr. Esber was a consultant and from 2006, he was Senior Vice President and Chief Business Officer for Bio-Quant which he had co-founded. Dr. Esber was also the co-founder of BioSignature Diagnostics, Inc. and Advanced Drug Delivery, Inc. He serves on the Scientific Advisory Boards of several biotechnology companies and is the author of more than 130 technical publications. Dr. Esber has more than 35 years of experience in the areas of oncology/tumor immunology and immunotherapy as well as strong knowledge in the field of toxicology and regulatory affairs. Dr. Esber received a B.S. degree in biology/pre-med from the College of William and Mary, an M.S. degree in public health and parasitology from the University of North Carolina, and a Ph.D. in immunology/microbiology from West Virginia University Medical Center.  Dr. Esber was previously a Director of the Company from September 2009 through December 2010.

Carl L. Lueders, a Director of the Company since September 2009, has a broad range of experience in finance, operations, short- and long-term planning, forecasting, performance measurement, SEC reporting, and controls. Since 2008 he has served as Chief Financial Officer (CFO) for Micronetics, Inc. a manufacturer of microwave and radio frequency products for commercial wireless, defense and aerospace products.  Prior to that he was CFO for Pro-Pharmaceuticals and before that CFO for R.F. Morse & Son, a privately held agri-based company. Prior to that Mr. Lueders spent 22 years with publicly held Polaroid in various finance positions, including Vice President and Controller, Treasurer and acting Chief Financial Officer. Polaroid filed for bankruptcy in the fall of 2001.  Mr. Lueders is a CPA and received his B.A. in Economics from the University of Massachusetts at Amherst and his M.B.A. from Babson College.

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

Name	Age	Position	Term as a Officer
David Platt	58	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman	August 2009 to the Present
Kenneth A. Tassey, Jr.	51	President, Chief Operating Officer and Director	November 2010 to the Present

Additional information regarding David Platt and Kenneth A. Tassey, Jr. is set forth above under the caption “Directors”.

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2011, our directors, executive officers and holders of more than 10% of our shares of Common Stock were not required to comply with Section 16(a) of the Exchange Act because we did not have a class of securities registered under Section 12 of the Exchange Act.  In January 2012 we registered our common stock under Section 12 of the Exchange Act, thus making our directors, executive officers and the holders of more than 10% of our shares of Common Stock subject to Section 16(a) of the Exchange Act.

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

Board of Directors Independence

Our Board of Directors consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Four of the members of the Board of Directors, Dale H. Conaway, D.V.M., Rom E. Eliaz, Henry J. Esber and Carl Lueders, are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

We have established an audit committee, which members are comprised of Carl Lueders, Dale Conaway and Henry Esber. Mr. Lueders serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Mr. Lueders serves as our “audit committee financial expert.”   The Company believes that while the members of the committee are collectively capable of analyzing and evaluating financial statements and understanding internal control over financial reporting and disclosure controls procedures, the Board of Directors has determined that only Mr. Lueders qualifies as an “audit committee financial expert” who is “independent” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Nominating and Corporate Governance Committee

The Company has established a nominating and corporate governance committee, which members are comprised of Henry Esber, Dale Conaway, and Carl Lueders. Mr. Esber acts as chairman of the nominating and corporate governance committee.  The functions of the nominating and corporate governance committee include the following:

•	identifying and recommending to the Board of Directors individuals qualified to serve as members of our Board of Directors and on the committees of the Board;

•	advising the Board with respect to matters of Board composition, procedures and committees;

•
developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management; and

•	overseeing the annual evaluation of the Board and our management.

Compensation Committee.

The Company has established a compensation committee, which members are comprised of Carl Lueders, Dale Conaway and Henry Esber. Mr. Lueders serves as the chairman of the compensation committee.   The compensation committee is primarily responsible for overseeing and administering our compensation plans and executive compensation matters.

The Board of Directors established each of the above-referenced committees in December 2011. The Board is in the process of preparing charters for the committees but none of the committees currently has a formal charter.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Board is comprised of Messrs. Lueders (chair), Conaway and Esber, each a non-employee director of the Company.  None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2011 (the “Audited Financial Statements”).

☐	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;
☐
The Audit Committee discussed with McGladrey & Pullen, LLP (“McGladrey”), the Company’s independent auditors for fiscal 2011, the matters required to be discussed by the Public Company Accounting Oversight Audit Committee in Rule 3200T;

☐
 The Audit Committee received from the independent auditors the written disclosures regarding auditor independence, discussed with McGladrey its independence from the Company and its management, and considered whether McGladrey’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

☐
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:	Carl Lueders (Chairman)

Dale H. Conaway, D.V.M.
Henry J. Esber

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Total Compensation
David Platt, Chief Executive Officer and Chief Financial Officer	2011	$-	$-		$-	$-
	2010	$-	$-		$-	$-
Kenneth A. Tassey, Jr., President(1)	2011	$19,800	$-	$		$-
	2010	$-	$-	$		$-

(1) Mr. Tassey became President of the Company in November 2010.  Dr. Platt served as president prior to that time.

Grants of Plan-Based Awards

There were no equity or non-equity awards granted to the Named Executive Officers in 2011.

Outstanding Equity Awards at December 31, 2011

There were no outstanding unvested stock options held by the Company’s Named Executive Officers at December 31, 2011.

Option Exercises and Stock Vested in 2011

Our Named Executive Officers did not exercise any stock options or have any stock awards vest during fiscal year 2011.

Director Compensation

All compensation, if any, paid to our employee directors is set forth in the tables summarizing executive officer compensation above.  For the 2011 fiscal year, non-employee directors were not entitled to receive, and did not receive, any stock options or other forms of compensation and there are currently no agreements in effect entitling them to compensation.

Employment Contracts

In August 2011, Mr. Tassey entered into an employment contract with the Company, pursuant to which he is engaged to serve in the position set forth below.  The employment contract sets forth the officer’s annual salary, hours of work and other terms.  The terms of the employment contract include the following:

Name	Term	Monthly Wage	Job Title
Kenneth A. Tassey, Jr.	August 11, 2011 through December 31, 2012	$3,000	President and Chief Operating Officer

The employment agreement between the Company and Mr. Tassey provides for the lump-sum payment of 50% of Mr. Tassey’s annual salary then in effect in the event the agreement is terminated by the Company without cause other than as a result of the death or disability, which would result in a payment of $18,000 to Mr. Tassey based on his current salary level.  In the event of the termination of the agreement as a result of Mr. Tassey’s death or disability, he or his estate is entitled to receive payment of his salary for the balance of the month in which such termination occurs, which would result in a payment of no more than $3,000 to Mr. Tassey based on his current salary level.  In both instances, Mr. Tassey is entitled to receive any unpaid non-discretionary bonus for the year prior to the year in which the termination occurs

The employment agreement between the Company and Mr. Tassey further entitles Mr. Tassey to receive benefits on the same basis as employee benefits are generally made available to other senior executives of the Company, including among other items, health, life and disability insurance and participation in any non-discretionary executive bonus or similar plans.

The employment agreement between the Company and Mr. Tassey provides that if he is terminated without cause within 6 months after a change of control he is entitled to receive the lump-sum payment of 50% of Mr. Tassey’s annual salary then in effect in the event the agreement is terminated by the Company without cause other than as a result of the death or disability , which would result in a payment of $18,000 to Mr. Tassey based on his current salary level.  There are no material terms of the contract that provide for payments in connection with the resignation, retirement or other termination of Mr. Tassey or in connection with a change of control

Other than the agreement with Mr. Tassey described above, there are currently no employment or consulting contracts between the Company and its Named Executive Officers or directors.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for Named Executive Officers or directors. Our Named Executive Officers and directors may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Named Executive Officers or directors, except that stock options may be granted at the discretion of our board of directors from time to time.

Other than the agreement with Mr. Tassey described above, there are no arrangements between the Company and the Named Executive Officers that provide for payments in connection with the resignation, retirement or other termination of a Named Executive Officer or in connection with a change of control or any other arrangements with any Named Executive Officer with respect to termination of employment or change of control transactions.

Compensation Risk Assessment

We recently formed a Compensation Committee.  Prior to the formation of the committee, compensation decisions, including the contract with Mr. Tassey described above, were made by the full Board.  In setting compensation, the Compensation Committee considers (and the Board previously considered) the risks to the Company’s stockholders and to achievement of its goals that may be inherent in its compensation programs.  The Compensation Committee (and the Board previously) reviewed and discussed its assessment with management and outside legal counsel and concluded that the Company’s compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incent employees to take unnecessary or excessive risks. We believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company.]

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2011 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders (1)	78,400	$1.85	4,921,600
Equity compensation plans not approved by security holders (2)	1,500,000	$0.10	600,000
Total	1,578,400		5,521,600

(1)
Consists of our 2010 Stock Plan (the “2010 Plan”). See Note 4—“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2010 Plan by written consent on  June 16, 2010.

(2)
Consists of our 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 4 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.   The 2011 Plan has not been presented to the Company’s stockholders for their consent.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information as of March 25, 2012 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock (as we do not have a class of securities registered under Section 12 of the Exchange Act, holders of 5% or more of the outstanding shares of our common stock are not currently required to file Schedule 13D or Schedule 13G with the Securities and Exchange Commission), (ii) each director; (iii) each of our executive officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 16,223,206 shares of common stock outstanding as of March 25, 2012.  Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

David Platt (2)**	8,601,600(3)	53.02%

Kenneth A. Tassey, Jr.(2)**	3,040,000	18.74%

Offer Binder	2,119,888	13.07%
Via Armand Fedeli 121
Perugia PG 06132 Italy

Dale H. Conaway, D.V.M.(2)**	2,100	*%

Rom E. Eliaz(2)**	100	*

Henry J. Esber(2)**	4,000	*

Carl L. Lueders(2)**	-	*

All Officers and Directors as a Group (6 persons)	11,647,800	71.80%

* Less than 1%

** Directors and Officers

(1)	The percentage shown in the table is based on 16,223,206 shares of Common Stock outstanding on March 25, 2012.

(2)	The business address for these individuals is 33 South Commercial Street Manchester, NH 03101.

(3)	Includes 520,000 shares owned by Dr. Platt's wife.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

1.
Between July 3, 2009 and May 12, 2011, David Platt, the Company’s CEO and CFO loaned an aggregate of $257,820  to the Company and BTI to fund start-up costs and current operations of the Company and BTI pursuant to a series of unsecured promissory notes.  The Company assumed BTI’s obligations on the notes issued by BTI to Dr. Platt when BTI merged into the Company in November 2009.  The notes carry interest at 6.5%.  The notes initially became due and payable at various times between March 31, 2011 and June 30, 2012.  On January 16, 2012, the maturity dates of each of the notes were amended to June 29, 2013.

2.
On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger.  Dr. Platt received 400,000 shares of our common stock in connection with the Merger.  Kenneth A. Tassey, Jr., who became our President shortly after the Merger, was the President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.  The Company did not obtain an independent valuation of BTI prior to the Merger.  The Company determined the aggregate consideration for the Merger based on an assessment of the technology owned by BTI, including the rights to SUGARDOWN®, and of the potential revenues that could be derived from such technology.

Item 14.  Principal Accountant Fees and Services.

McGladrey & Pullen, LLP (“McGladrey”) is our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended December 31, 2011 and 2010.  Caturano and Company, Inc. (formerly Caturano and Company, P.C.) (“Caturano”) was our independent accounting firm for the period from our inception (August 24, 2009) through December 31, 2009.  On July 21, 2010, the Company was notified that effective July 20, 2010, McGladrey acquired certain assets of Caturano, and substantially all of the officers and employees of Caturano joined McGladrey.  As a result, on October 26, 2010, Caturano resigned as the independent registered public accounting firm for the Company.  As the Board of Directors did not then have a separate Audit Committee, the Board then selected McGladrey as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2010.

During the Company’s most two recent fiscal years ended December 31, 2011 and 2010 and through March 25, 2012, the Company did not consult with McGladrey on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by McGladrey for the fiscal years ended December 31, 2011 and 2010.

Fee Category	2011		2010

Audit Fees		$73,645	70,847	*

Audit-Related Fees		$12,246	18,900

Tax Fees	$		-

All Other Fees	$		-

*Includes fees paid for services for audit and other services provided by our prior independent accounting firm Caturano and Company, Inc. (formerly Caturano and Company, P.C.) (“Caturano”) for the fiscal year ended December 31, 2010 prior to their resignation on October 26, 2010.  On July 21, 2010, the Company was notified that effective July 20, 2010, McGladrey acquired certain assets of Caturano, and substantially all of the officers and employees of Caturano joined McGladrey, resulting in Caturano’s resignation.

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  As the Audit Committee was not established until December 2011, the services, as described above, were not pre-approved by the Audit Committee but were approved by the Board as a whole pursuant to Section 3(a)(58) of the Securities Exchange Act of 1934.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2012.

The Audit Committee has not expressly adopted rules permitting the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services nor has the Audit Committee actually delegated such authority to its members.  To the extent it elects to do so in the future, the Board expects that such delegation will be subject to the requirement that the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

 Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)   Financial Statements

See Index to Consolidated Financial Statements commencing on Page 1F.

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

10.6
Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)

10.7
License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)*

10.8
Employment Agreement between Boston Therapeutics, Inc. and Ken Tassey dated as of August 11, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended**

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)***

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)***

101
The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the year ended December 31, 2011 formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations , (iii) Statement of Changes in Stockholders’ Equity, (iv) Condensed  Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

* Certain parts of this document have been omitted based on a confidential treatment approved by the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[***]”. The redacted information is confidential information to the Registrant.

**Filed as an exhibit hereto.

***These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 30, 2012	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Platt	Director, Chief Executive Officer and Chief Financial Officer	March 30, 2012
David Platt	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer))

/s/ Kenneth A. Tassey, Jr.	President	March 30, 2012
Kenneth A. Tassey, Jr.

/s/ Dale H. Conaway, D.V.M.	Director	March 30, 2012
Dale H. Conaway, D.V.M.

/s/ Rom E. Eliaz	Director	March 30, 2012
Rom E. Eliaz

/s/ Henry J. Esber	Director	March 30, 2012
Henry J. Esber

/s/ Carl L. Lueders	Director	March 30, 2012
Carl L. Lueders

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

C O N T E N T S

Page
Reports of Independent Registered Public Accounting Firms	2F
Financial Statements:
Balance Sheets	4F
Statements of Operations	5F
Statements of Changes in Stockholders’ Equity (Deficit)	6F
Statements of Cash Flows	7F
Notes to Financial Statements	9-23F

1-F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Boston Therapeutics, Inc.
Manchester, New Hampshire

We have audited the accompanying balance sheets of Boston Therapeutics, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (August 24, 2009) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from inception (August 24, 2009) to December 31, 2009 were audited by other auditors and our opinion, insofar as it rates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 24, 2009) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
Boston, Massachusetts
March 30, 2012

2-F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Boston Therapeutics, Inc. (formerly Avanyx Therapeutics, Inc.)
Manchester, New Hampshire

We have audited the statement of operations, changes in stockholders’ deficit and cash flows of Boston Therapeutics, Inc. (formerly Avanyx Therapeutics, Inc.) (a development stage company) for the period from August 24, 2009 (date of inception) to December 31, 2009 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Boston Therapeutics, Inc. for the period from August 24, 2009 (date of inception) to December 31, 2009 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CATURANO AND COMPANY, INC.

September 17, 2010
Boston, Massachusetts

3-F

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Balance Sheets
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Cash	$225,995	$15,193
Prepaid expenses	5,331	1,728
Inventory, net	23,596	4,149
Total current assets	254,922	21,070

Intangible assets	825,000	889,286
Goodwill	69,782	69,782

Total assets	$1,149,704	$980,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$341,873	$45,917
Accrued expenses	125,316	222,512
Total current liabilities	467,189	268,429

Advances - related party	257,820	177,820
Total liabilities	725,009	446,249

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 16,223,206 and 14,041,236 shares issued and outstanding at December 31, 2011 and 2010, respectively	16,223	14,041
Additional paid-in capital	1,621,756	905,964
Deficit accumulated during the development stage	(1,213,284)	(386,116)
Total stockholders’ equity	424,695	533,889

Total liabilities and stockholders’ equity	$1,149,704	$980,138

The accompanying notes are an integral part of these financial statements.

4-F

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2011 and 2010
and the Periods from Inception (August 24, 2009) through December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period From Inception (August 24, 2009) to December 31, 2011

Revenue	$4,112	$428	$4,540

Cost of goods sold	6,375	398	6,773

Gross margin	(2,263)	30	(2,233)

Operating expenses:
Research and development	194,276	10,772	205,048
Sales and marketing	206,517	3,676	210,193
General and administrative	408,454	226,790	772,138
Total operating expenses	809,247	241,238	1,187,379

Operating loss	(811,510)	(241,208)	(1,189,612)

Interest expense-related party	15,658	7,087	23,672

Net loss	$(827,168)	$(248,295)	$(1,213,284)

Net loss per share - basic and diluted	$(0.05)	$(0.02)

Weighted average shares outstanding basic and diluted	15,147,196	10,699,567

The accompanying notes are an integral part of these financial statements.

5-F

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

			Additional	Deficit Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)
Inception, August 24, 2009	-	$-	$-	$-	$-

Issuance of common stock	10,000,000	10,000	-	-	10,000

Net loss	-	-	-	(137,821)	(137,821)

Balance, December 31, 2009	10,000,000	10,000	-	(137,821)	(127,821)

Issuance of common stock	41,236	41	31,195	-	31,236

Stock based compensation	-	-	122	-	122

Issuance of common stock to acquire Boston Therapeutics, Inc. (See Note 7)	4,000,000	4,000	874,647	-	878,647

Net loss	-	-	-	(248,295)	(248,295)

Balance, December 31, 2010	14,041,236	14,041	905,964	(386,116)	533,889

Issuance of common stock	2,091,470	2,091	520,906	-	522,997

Issuance of common stock in exchange for consulting services	90,500	91	45,159	-	45,250

Stock based compensation	-	-	149,727	-	149,727

Net loss	-	-	-	(827,168)	(827,168)

Balance, December 31 , 2011	16,223,206	$16,223	$1,621,756	$(1,213,284)	$424,695

The accompanying notes are an integral part of these financial statements.

6-F

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
and the Periods from Inception (August 24, 2009) through December 31, 2011

	The Year Ended December 31, 2011	The Year Ended December 31, 2010	Period From Inception (August 24, 2009) to December 31, 2011
Cash flows from operating activities:
Net loss	$(827,168)	$(248,295)	$(1,213,284)
Adjustments to reconcile net loss to cash
used in operating activities:
Amortization of intangible assets	64,286	10,714	75,000
Stock based compensation	149,727	122	149,849
Issuance of common stock in exchange for consulting services	45,250	-	45,250
Changes in:
Inventory	(19,447)	221	(19,226)
Prepaid expenses	(3,603)	1,189	(2,414)
Accounts payable	295,956	(2,337)	341,873
Accrued expenses	(97,196)	121,416	78,497

Net cash used in operating activities	(392,195)	(116,970)	(544,455)

Cash flows from investing activities:
Net cash acquired in acquisition of Boston Therapeutics, Inc.	-	8,397	8,397
Net cash provided by investing activities	-	8,397	8,397

Cash flows from financing activities
Proceeds from advances - related party	80,000	69,000	197,820
Proceeds from issuance of common stock - related party	-	11,236	21,236
Proceeds from issuance of common stock	522,997	20,000	542,997
Net cash provided by financing activities	602,997	100,236	762,053

The accompanying notes are an integral part of these financial statements.

7-F

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
and the Periods from Inception (August 24, 2009) through December 31, 2011

	The Year Ended December 31, 2011	The Year Ended December 31, 2010	Period From Inception (August 24, 2009) to December 31, 2011
Net increase (decrease) in cash and cash equivalents	210,802	(8,337)	225,995
Cash and cash equivalents, beginning of period	15,193	23,530	-

Cash and cash equivalents, end of period	$225,995	$15,193	$225,995

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired		$985,466	$985,466
Assumed liabilities		(106,819)	(106,819)
Fair value of common stock issued		$878,647	$878,647

The accompanying notes are an integral part of these financial statements.

8-F

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

1.           GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc.  On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“Target”) providing for the merger of Target into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of Target in exchange for 100% of the outstanding common stock of Target, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt, the Company’s Chief Executive Officer and Chief Financial Officer, is a founder of Target and was a director and minority stockholder of Target at the time of the Merger.  Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger.  Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of Target at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs and dietary supplements with a focus on glyco-pathology, a specialized field involving understanding the importance of carbohydrates in biochemistry and progression of diseases.  We are currently focusing on three products: IPOXYN™, an injectable anti-hypoxia drug that we are currently developing, PAZ320, a non-systemic, chewable drug candidate for reduction of blood glucose in diabetics currently in development and SUGARDOWN®, a complex carbohydrate-based chewable dietary supplement that we are currently marketing.

The Company has minimal operations and is considered to be in the development stage as of December 31, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company is a recently formed entity with limited resources and operating history.  As shown in the accompanying financial statements, the Company has incurred net losses of $1,213,284 for the period from August 24, 2009 (inception) to December 31, 2011 and has negative working capital of $212,267 as of December 31, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

9-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

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

Segment Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation.

10-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN®.  Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured.

Revenue is recognized as product is shipped from an outside fulfillment operation.  Terms of product sales contain no contractual rights of return or multiple elements.  In practice, the Company has not experienced or granted returns of product.  Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

Inventory

Inventory consists of raw materials and finished goods of SUGARDOWN®.  Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.  The Company adjusts the carrying value of its inventory for excess and obselete inventory. This adjustment for the years ended December 31, 2011 and 2010 was $1,667 and $0, respectively. The Company continues to monitor the valuation of its inventories.

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

11-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Goodwill…continued

The Company tests goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test is based on a comparison of the reporting unit’s book value to its estimated fair value. The Company has concluded that no impairment existed at the 2011 testing date.  A considerable amount of judgment is required in calculating this impairment analysis, principally in determining financial forecasts and discount rates.  Differences in actual cash flows as compared to the discounted cash flows could require the Company to record an impairment loss in the future.

Impairment of Long-lived Assets

The Company reviews long-lived assets, which include the Company’s intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  Future undiscounted cash flows of the underlying assets are compared to the assets’ carrying values.  Adjustments to fair value are made if the sum of expected future undiscounted cash flows is less than book value.  To date, no adjustments for impairment have been made.

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the years ended December 31, 2011 and 2010 did not include consideration of 1,578,400 and 78,400 common stock options, respectively, because of their anti-dilutive effect.

12-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to their short-term nature.

The carrying value of the notes payable as of December 31, 2011 and 2010, is not materially different from the fair value of the notes payable.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents. The Company places its cash and cash equivalents in highly rated financial institutions. The Company maintains cash and cash equivalent balances with financial institutions that occasionally exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Stock-Based Compensation

Stock–based compensation, including grants of employee  and non-employee stock options and modifications to existing stock options, is recognized in the income statement based on the estimated fair value of the awards. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

13-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Stock-Based Compensation…continued

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of the common stock as, and as such volatility is estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized in the financial statements on a straight-line basis over the vesting period, based on awards that are ultimately expected to vest.

The Company grants stock options to non-employee consultants from time to time in exchange for services performed for the Company. Equity instruments granted to non-employees are subject to periodic revaluation over their vesting terms. In general, the options vest over the contractual period of the respective consulting arrangement and, therefore, the Company revalues the options periodically and records additional compensation expense related to these options over the remaining vesting period.

The fair value of stock options granted was calculated with the following assumptions:

	2011	2010
Risk-free interest rate	0.28-0.77%	0.54-0.84%
Expected dividend yield	0%	0%
Volatility factor	90%	90%
Expected life of option	4.75-5.0 years	3.75-4.75 years

14-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Stock-Based Compensation…continued

The weighted-average fair value of stock options granted during the years ended December 31, 2011 and 2010, under the Black-Scholes option pricing model was $0.20 and $0.08 per share, respectively. For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense of $149,727 and $122, respectively, in connection with share-based payment awards. As of December 31, 2011, there was $172,953 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.1 years.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

15-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

3.           INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at December 31, 2011 and 2010, net of inventory reserves, were as follows:

	2011	2010
Raw materials	$23,034	$956

Finished goods	562	3,193
Total	$23,596	$4,419

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

4.           STOCKHOLDERS’ EQUITY

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

16-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

4.           STOCKHOLDERS’ EQUITY…continued

Common Stock…continued

On March 31, 2010, the Company issued 20,000 shares of common stock for $10,000 cash to an investor.  On April 9, 2010, the Company issued 11,236 shares of common stock in exchange for $11,236 to a related party.  On October 4, 2010, the Company issued 10,000 shares for $10,000 cash to an investor.  On November 6, 2010, the Company issued 4,000,000 shares of common stock in connection with the merger transaction described in Note 7.

On June 21, 2011, the Company sold 2,035,470 shares for $508,867 in a private placement offering. During August 2011, an additional 56,000 shares were sold for $14,130 in the private placement.  On November 1, 2011, 80,500 shares were issued to a consultant for marketing services valued at $40,250.  On December 22, 2011, 10,000 shares were issued to a consultant for services rendered valued at $5,000.  No other issuances of preferred or common stock have been made.

5.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. As of December 31, 2011, there were 78,400 options outstanding under the 2010 Plan.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  As of December 31, 2011, there were 1,500,000 options outstanding under the 2011 Plan.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options expire ten years from the date of grant.

17-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

5.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION...continued

The following table summarizes the activity under the Stock Plans.
	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance at December 31, 2009	-	$-	$-

Granted	78,400	1.85	1.85
Exercised	-		-
Options forfeited/cancelled	-	-	-
Outstanding, December 31, 2010	78,400	1.85	1.85

Granted	1,921,237	0.10 to 0.25	0.13
Exercised	-		-
Options forfeited/cancelled	(421,237)	0.25	0.25
Outstanding, December 31, 2011	1,578,400	$0.10 to 1.85	$0.19

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2011:

	Vested or Expected to Vest				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	1,500,000	0.10	4.75	$219,900	656,250	0.10	4.75	$96,206
1.85	78,400	1.85	3.75	-	39,200	1.85	3.75	-

$0.10– 1.85	1,578,400	0.19	4.70	$219,900	695,450	0.20	4.69	$96,206

The weighted-average remaining contractual life for options exercisable at December 31, 2011 is 4.70 years. At December 31, 2011 the Company has 600,000 and 4,921,600 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The intrinsic value for fully vested, exercisable options was $96,206 and $0 at December 31, 2011 and 2010, respectively.  No actual tax benefit was realized from stock option exercises during these periods.

18-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

6.           RELATED PARTY TRANSACTIONS

Since inception, the CEO has advanced $197,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target.  The liability for Target advances was assumed by the Company upon closing of the Merger described in Note 7. These advances had a scheduled maturity date of  June 30, 2012 and carry an annual interest rate of 6.5%.  As of December 31, 2011 and 2010, $25,641 and $9,983 of accrued interest, respectively, is included in accrued expenses on the accompanying balance sheet.  The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital. As discussed in Note 11, the Advances were amended subsequent to the year ended December 31, 2011 to extend the maturity dates to June 29, 2013.

7.           ACQUISITION

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

The total consideration consisted of 4,000,000 shares of the Company in exchange for all the issued and outstanding shares of Target.  The liability for Target Advances was assumed by the Company upon closing of the Merger described in Note 7.  A valuation of the Company’s common stock was performed resulting in a fair value per share of $0.2466.  The adjusted net assets approach was selected to value the Stockholders' equity of the Company.  This approach was deemed to be the most relevant method due to the lack of market transactions and a lack of available financial projections as of the valuation date. Based on the 4,000,000 shares of common stock issued for Target the total consideration was valued at $986,400.  However, because the Company’s CEO was a 10% shareholder of Target, 10% of Target was valued at his historical cost basis and 90% of Target was valued at its fair value of $878,647.  The acquisition of Target includes SUGARDOWN®, a ready for market dietary supplement to reduce the sharp spikes in blood sugar associated with eating high carbohydrate foods. The following table summarizes the fair value assigned to the acquired assets and liabilities:

Cash	$8,397
Inventory	4,370
Prepaid expense	2,917
Accounts payable and accrued expenses	(46,819)
Note payable shareholder	(60,000)
SUGARDOWN® technology and provisional patent	900,000
Net assets acquired	808,865
Goodwill	69,782

$878,647

19-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

7.           ACQUISITION…continued

The fair value of SUGARDOWN® was determined by estimating future cash flows associated with SUGARDOWN® and applying a 20% discount factor.  The selected discount rate was based upon contemplating the inherent risk of the cash flows to the assets. The estimated useful life was determined to be 14 years based on the period of the associated estimated future cash flows.  The fair value of the consideration exceeded the net assets acquired resulting in goodwill.  The Company does not expect any of the goodwill to be deductible for tax purposes.

The Company’s Statement of Operations includes the results of operations of Target since the date of the acquisition.

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

For the year ended December 31, 2010

Pro forma revenue	3,377
Pro forma net loss	(352,176)
Pro forma basic and diluted loss per share	$(0.02)

Pro forma adjustments include increased amortization of acquired intangible assets of $53,571 for the year ended December 31, 2010.

8.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents, which were obtained through the acquisition of the Target in 2010 are being amortized on a straight-line basis over their estimated useful lives of 14 years.

Intangible assets consist of the following:
	December 31,
	2011	2010
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(75,000)	(10,714)
Intangible assets, net	$825,000	$889,286

20-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

8.             INTANGIBLE ASSETS…continued

Amortization expense for the years ended December 31, 2011 and 2010, was $64,286 and $10,714, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending December 31:

2012	$64,286
2013	64,286
2014	64,286
2015	64,286
2016	64,286
Thereafter	503,570
$825,000

9.             PROVISION FOR INCOME TAXES

Temporary differences that give rise to significant deferred tax assets are as follows:

	December 31,
	2011	2010
Start-up costs	$21,786	$21,786
Net operating loss carryforward	466,803	133,703
Valuation allowance	(488,589)	(155,489)
Net deferred tax asset	$-	$-

As of December 31, 2011 and 2010, the Company had a deferred tax asset of $21,786 related to start-up costs which are amortizable for tax purposes.  The Company also had a deferred tax asset related to net operating loss carryforwards of $1,213,284 and $ 386,116 that expire through 2031 as of December 31, 2011 and 2010, respectively.

The Company has provided a full valuation allowance for deferred tax assets since, based on the weight of available evidence, it is more likely than not that these benefits will not be realized. During 2011, the Company increased its valuation allowance by $333,100 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2011.

21-F

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

9.             PROVISION FOR INCOME TAXES…continued

The primary factors affecting the Company’s income tax rate for the years ended December 31, 2011 and 2010 are as follows:
	2011	2010
Tax benefit at U.S. statutory rate	(34.0%)	(34.0%)
State tax benefit	(6.3%)	(6.3%)
Valuation allowance	40.3%	40.3%
	0.0%	0.0%

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

10.           COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2011, the Company entered into an agreement with a consultant whereby the consultant accrued monthly fees, commencing February 15, 2011, of $10,000 to be paid should the Company raise $1,000,000 in equity capital from investors prior to January 15, 2012.  The Company terminated the agreement with the consultant in the quarter ended June 30, 2011.  The Company did not raise $1,000,000 in equity capital prior to January 15, 2012, and as a result the Company is not obligated to pay the consultant $25,000 under the terms of the agreement as of the date of termination.

The Company entered into a lease agreement for their office facility in December 2011 which require monthly installment payments of $557 through June 30, 2012 for a total future contractual obligation of $3,342.

11.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2011 through the date of filing, for possible disclosure and recognition in the financial statements.  Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

On January 16, 2012, the outstanding notes of $257,820 were amended to extend  the various maturity dates to June 29, 2013.

22-F

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2011 and 2010 and Period from Inception (August 24, 2009) to December 31, 2011

11.             SUBSEQUENT EVENTS…continued

On January 1, 2012 the Company issued a non-qualified stock option under the 2011 Plan to a consultant to purchase up to 200,000 shares of common stock at an exercise price of $0.10 per share.

On February 1, 2012 the Company issued a non-qualified stock option under the 2011 Plan to a consultant to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share.

23-F