Form 10-Q
period 2012-03-31
Boston Therapeutics, Inc.
filed 2012-05-18
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 10, 2011
Common Stock, $0.001 par value per share	16,243,206 shares

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

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Balance Sheets
March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011

ASSETS

Cash	$25,535	$225,995
Accounts receivable	8,188	-
Prepaid expenses and other current assets	5,858	5,331
Inventory, net	24,726	23,596
Total current assets	64,307	254,922

Intangible assets	808,929	825,000
Goodwill	69,782	69,782
Total assets	$943,018	$1,149,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$320,962	$341,873
Accrued expenses and other current liabilities	123,464	125,316
Total current liabilities	444,426	467,189

Advances - related party	257,820	257,820
Total liabilities	702,246	725,009

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
16,223,206 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	16,223	16,223
Additional paid-in capital	1,717,238	1,621,756
Stock subscription receivable (see Note 3)	(22,000)	-
Deficit accumulated during the development stage	(1,470,689)	(1,213,284)
Total stockholders’ equity	240,772	424,695

Total liabilities and stockholders’ equity	$943,018	$1,149,704

Boston Therapeutics, Inc. Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company) Statements of Operations
For the Three Month Periods Ended March 31, 2012 and 2011 and the Period from Inception (August 24, 2009) through March 31, 2012

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period From Inception (August 24, 2009) to March 31, 2012

Revenue	$18,854	$480	$23,394

Cost of goods sold	27,595	963	34,368

Gross margin	(8,741)	(483)	(10,974)

Operating expenses:
Research and development	51,628	17,139	256,676
Sales and marketing	67,180	455	277,373
General and administrative	124,536	74,836	896,674
Total operating expenses	243,344	92,430	1,430,723

Operating loss	(252,085)	(92,913)	(1,441,697)

Other expenses:
Interest expense-related party	4,178	3,106	27,850
Foreign currency loss	1,142	-	1,142
Total other expense	5,320	3,106	28,992

Net loss	$(257,405)	$(96,019)	$(1,470,689)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	16,223,206	14,041,236

Boston Therapeutics, Inc. (Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company) Statements of Cash Flows
For the Three Month Periods Ended March 31, 2012 and 2011 and the Period from Inception (August 24, 2009) through March 31, 2012
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period From Inception (August 24, 2009) to March 31, 2012
Cash flows from operating activities:
Net loss	$(257,405)	$(96,019)	$(1,470,689)
Adjustments to reconcile net loss to cash
used in operating activities:
Amortization of intangible assets	16,071	16,072	91,071
Stock based compensation	73,482	8,857	223,331
Issuance of common stock in exchange for consulting services	-	-	45,250
Changes in:
Accounts receivable	(8,188)	-	(8,188)
Inventory	(1,130)	(10,708)	(20,356)
Prepaid expenses and other current assets	(527)	1,728	(2,941)
Accounts payable	(20,911)	104,993	320,962
Accrued expenses and other current liabilities	(1,852)	(97,242)	76,645

Net cash used in operating activities	(200,460)	(72,319)	(744,915)
Cash flows from investing activities:
Net cash acquired in acquisition of Boston Therapeutics, Inc.	-	-	8,397
Net cash provided by investing activities	-	-	8,397
Cash flows from financing activities
Proceeds from advances - related party	-	70,000	197,820
Proceeds from issuance of common stock - related party	-	-	21,236
Proceeds from issuance of common stock	-	-	542,997
Net cash provided by financing activities	-	70,000	762,053
Net increase (decrease) in cash and cash equivalents	(200,460)	(2,319)	25,535

Cash and cash equivalents, beginning of period	225,995	15,193	-
Cash and cash equivalents, end of period	$25,535	$12,874	$25,535
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired	$-	$-	$985,466
Assumed liabilities	-	-	(106,819)
Fair value of common stock issued	$-	$-	$878,647

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

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

The Company has minimal operations and is considered to be in the development stage as of March 31, 2012.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a recently formed entity with limited resources and operating history. As shown in the accompanying financial statements, the Company has incurred net losses of $1,470,689 for the period from August 24, 2009 (inception) to March 31, 2012 and has negative working capital of $380,119 as of March 31, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2011 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of March 31, 2012 and the results of operations for the three month period ended March 31, 2012 and 2011 and the period from inception (August 24, 2009) through March 31, 2012.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES...continued

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used resasonable collection efforts are written off against the allowance. Based on management's assement, no allowance was necessary as of March 31, 2012.

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

Inventory

Inventory consists of raw materials and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obselete inventory. This reserve was $1,667 at March 31, 2012 and December 31, 2011. The Company continues to monitor the valuation of its inventories.

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.    The weighted average number of common shares for the three months ended March 31, 2012  and 2011 did not include 1,898,400 and 499,637 options and warrants, respectively, because of their anti-dilutive effect.

 Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

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

The carrying value of the notes payable as of March 31, 2012 and December 31, 2011 is not materially different from the fair value of the notes payable.

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

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted the pronouncement as of the effective date and does not expect there to be a material impact on the financial statements.

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

On June 21, 2011, the Company sold 2,035,470 shares for $508,867 in a private placement offering. During August 2011, an additional 56,000 shares were sold for $14,130 in the private placement.  On November 1, 2011, 80,500 shares were issued to a consultant for marketing services valued at $40,250.  On December 22, 2011, 10,000 shares were issued to a consultant for services rendered valued at $5,000.  No other issuances of preferred or common stock have been made during the period covered by the accompanying financial statements.  Note 8 describes an issuance of common stock subsequent to the period covered by the accompanying financial statements.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

3.            STOCKHOLDERS’ EQUITY…continued

Common Stock...continued

On March 20, 2012 the Company entered into a subscription agreement to sell 20,000 shares of common stock at price per share of $1.10 and issue a warrant to purchase an additional 20,000 shares of common stock at $1.15 per share for gross proceeds of $22,000.   As of March 31, 2011 the transaction had not closed and the Company recorded the agreement as a stock subscription receivable within equity in the accompanying balance sheet.  The warrant associated with the subscription agreement is exercisable immediately and has five year term.  The Company has estimated the relative fair value of the warrant to be $9,000 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

4.    STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

The 2010 Stock Plan

The Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. As of March 31, 2012, there were 78,400 options outstanding under the 2010 Plan.

During the year ended December 31, 2010, the Company granted options to purchase 78,400 shares of common stock with an exercise price of $1.85 to a consultant. The options began vesting January 1, 2011 at a rate of 9,800 options per quarter until the final vesting date of October 1, 2012. Stock-based compensation relating to this grant was $333 for the three month period ending March 31, 2012 and the unrecognized compensation at March 31, 2012 was $1,730. The options have a contractual life of 4.83 years.

The 2011 Stock Plan

The Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. As of March 31, 2012, there were 1,800,000 options outstanding under the 2011 Plan.

On September 15, 2011, the Company granted options to purchase 1,500,000 shares of common stock to a consultant with an exercise price of $0.10 and immediate vesting of 562,500 shares. Beginning December 15, 2011, the remaining shares will vest at 93,750 shares per quarter. The options have a fair value of $0.20 per share and an estimated remaining life of 4.5 years. Stock-based compensation relating to this grant was $18,807 for the three month periods ending March 31, 2012 and the unrecognized compensation at March 31, 2012 was $150,455.

On January 1, 2012, the Company granted options to purchase 200,000 shares of common stock to a consultant with an exercise price of $0.10 and immediate vesting of 150,000 shares. Beginning July 1, 2012, the remaining shares will vest at 25,000 shares per six month period. The options have a fair value of $0.22 per share and an estimated remaining life of 4.75 years. Stock-based compensation relating to this grant was $32,462 for the three month period ending March 31, 2012 and the unrecognized compensation at March 31, 2012 was $10,821.

On February 1, 2012, the Company granted options to purchase 100,000 shares of common stock to a consultant with an exercise price of $0.10 and immediately vested on date of grant. The options have a fair value of $0.22 per share and an estimated remaining life of 6.83 years. Stock-based compensation relating to this grant was $21,641 for the three month period ending March 31, 2012 and the unrecognized compensation at March 31, 2012 was $0.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

The Company used the Black-Scholes option-pricing model to determine the fair value of the option grants and the related compensation expense. The Company recorded $73,482 in compensation expense for the three month period ended March 31, 2012, related to the non-employee options. The Company measures and recognizes compensation expense as they vest for stock-based awards issued to non-employees over the service period.

Expected volatility for the options issued during the three months ended March 31, 2012 was 90%. The Company does not have a history of market prices of their common stock, and as such volatility is estimated using historical volatilities of similar public entities.

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield in effect at the time of grant for instruments with a similar expected life. The risk-free interest rate was 1.27% for grants made during the three month period ending March 31, 2012. The intrinsic value for fully vested, exercisable options was $150,000 at March 31, 2012 based on the Company’s latest valuation of its common stock of $0.25.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2012 and 2011 and Period from Inception (August 24, 2009) to March 31, 2012

5.           RELATED PARTY TRANSACTIONS

The CEO advanced $187,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target.  Advances by the CEO carry an interest rate of 6.5%.  On January 16, 2012, the outstanding notes of $257,820 were amended to extend the various maturity dates to June 29, 2013.  As of March 31, 2012, and December 31, 2011, $29,819 and $25,641, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet.  The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(91,071)	(75,000)
Intangible assets, net	$808,929	$825,000

Amortization expense was $16,071 for the three months ended March 31, 2012 and 2011, respectively.

7.           COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for their office facility in December 2011 which require monthly installment payments of $557 through June 30, 2012 for a total future contractual obligation of $1,671.

8.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2011 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

As discussed in Note 3, in March 2012, the Company entered into a subscription agreement to sell 20,000 shares of common stock for $22,000 with a warrant to purchase an additional 20,000 shares of common stock for $1.15 per share.  The transaction closed on May 7, 2012.

On May 7, 2012, the Company’s CEO and COO entered into promissory notes to advance the Company an aggregate $40,000.  The notes accrue interest at 6.5% per year and are due June 30, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO MARCH 31, 2011

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

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI (as described in Notes 1 and 3 to the financial statements included elsewhere in this Form 10-Q) to raise capital.  Our CEO intends to provide minimal cash to fund critical needs until shares are sold to raise capital.  We anticipate the need for approximately $3,000,000 in additional funding to support the planned expansion of our operations over the next approximately 12 months.  There is no guarantee that we will be successful in raising additional funds.

Overall Results

Revenue for the three month period ended March 31, 2012 was $18,854, compared to $480 for the same period in the prior year, an increase of $18,374.  Revenues for both periods were generated from the sale of the SUGARDOWN® product.  The increase was a result of increased distribution through a new reseller and increased marketing efforts.

Costs of Goods Sold

Cost of goods sold for the three months ended March 31, 2012 were $27,595, compared to $963 for the same period in the prior year, an increase of $26,632. Cost of goods sold consisted primarily of the cost of the materials and labor to manufacture SUGARDOWN®  product, shipping and fulfillment costs.  The increase was a result of additional costs of moving to a new fulfillment center and costs related to scaling up production for additional sales.

Operating Expenses

We had research and development expense for the three months ended March 31, 2012 of $51,628, compared to $17,139 for the same period in the prior year, an increase of $34,489 or 201%.  Costs associated with clinical trials of SUGARDOWN® and PAZ320 represented approximately $24,000 of the increase.  The balance of the increase is attributable to ongoing development of the SUGARDOWN® product.

We had sales and marketing expense for the three months ended March 31, 2012 of $67,180, compared to $455 for the same period in the prior year, an increase of $66,725.  Marketing and promotion costs represented approximately $17,000 of the increase with stock based compensation representing $42,553 of the increase.

General and administrative expense for the three months ended March 31, 2012 was $124,536, compared to $74,836 for the same period in the prior year, an increase of $49,700 or 66%.  This consists primarily of legal and accounting fees associated with SEC filings and quarterly financial statement preparation for the Company.  Legal and accounting fees represented $21,000 of the increase.  Payroll and stock based compensation represented $30,929 of the increase for the period.  The balance is primarily a decrease in consulting fees and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012

As of March 31, 2012, we had cash of $25,535 and accounts payable and accrued expenses and other current liabilities of $444,426.  The cash is largely attributable to cash received from revenues generated in the period and the balance from the proceeds from our private placement of common stock in June 2011.

LIQUIDITY AND CAPITAL RESOURCES

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

Our CEO and our President intend to provide minimal cash to fund critical needs once the proceeds of the private placement are exhausted until additional shares are sold to raise capital or SUGARDOWN® or other products generate sufficient revenues to fund the operations of the Company.

On March 20, 2012, the Company entered into an agreement to sell 20,000 shares for $22,000 with a warrant to purchase an additional 20,000 shares for $1.15 per share.  The transaction closed on May 7, 2012. Additionally, on May 7, 2012, the Company’s CEO and COO entered into promissory notes to advance to the Company $20,000 each.  The notes accrue interest at 6.5% per year and are due June 30, 2013.

Our CEO also contributed a provisional patent, a patent and know-how to the Company.  We intend to use these assets and SUGARDOWN® to attract investors in order to raise the capital required to fund operations.

Other than our CEO’s and our President's intention to provide minimal cash, we have no current commitment from our officers and directors or any of our shareholders, to supplement our operations or provide us with financing in the future.  If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.  In the future, we may be required to seek additional capital by selling debt or equity securities, and we may be required to cease operations, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency.  The sale of additional equity or debt securities, if accomplished,  may result in dilution to our then shareholders.  We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

See Note 2 Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item, as provided by Regulation S-K Item 305(e).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our amended Annual Report on Form 10-K/A for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On March 20, 2012, the Company entered into an agreement to sell 20,000 shares of its common stock at a share price of $1.10 with a warrant to purchase an additional 20,000 shares for $1.15 per share. The warrants were issued upon execution of the agreement on March 20, 2012. As of March 31, 2012 proceeds for the purchase of shares had not been received, nor had the shares of common stock been issued. The shares and warrants described were offered and sold solely to a single “accredited investor” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  In connection with the sale of these securities, the Company relied on the investor’s written representations that it was an "accredited investor" as defined in Rule 501(a) of Regulation D.  In addition, neither the Company nor anyone acting on its behalf has offered or sold these securities by any form of general solicitation or general advertising.  At the time of their issuance, the securities will be deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities shall bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

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

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2012 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: May 16, 2012	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer