Form 10-Q
period 2012-06-30
Boston Therapeutics, Inc.
filed 2012-08-14
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number:  000-54586
BOSTON THERAPEUTICS, INC.
 (Exact name of registrant as specified in its charter)
Delaware	27-0801073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1750 Elm Street, Suite 103, Manchester, NH	03104
(Address of principal executive offices)	(Zip Code)
603-935-9799
 (Registrant’s telephone number, including area code)

33 South Commercial Street Manchester, NH 03101
(Former address)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 6, 2012
Common Stock, $0.001 par value per share	17,348,206 shares

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

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Balance Sheets (Unaudited)
June 30, 2012 and December 31, 2011
	June 30, 2012	December 31, 2011
ASSETS

Cash	$417,510	$225,995
Prepaid expenses	5,495	5,331
Inventory, net	24,726	23,596
Total current assets	447,731	254,922

Property and equipment, net	4,297	-
Intangible assets	792,857	825,000
Goodwill	69,782	69,782
Other assets	2,125	-
Total assets	$1,316,792	$1,149,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$335,954	$341,873
Accrued expenses and other current liabilities	133,851	125,316
Total current liabilities	469,805	467,189

Advances - related parties	297,820	257,820
Total liabilities	767,625	725,009

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,348,206 and 16,223,206 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	17,348	16,223
Additional paid-in capital	2,284,497	1,621,756
Deficit accumulated during the development stage	(1,752,678)	(1,213,284)
Total stockholders’ equity	549,167	424,695

Total liabilities and stockholders’ equity	$1,316,792	$1,149,704

Boston Therapeutics, Inc. Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company) Statements of Operations (Unaudited)
For the Three and Six Month Periods Ended June 30, 2012 and 2011 and the Period from Inception (August 24, 2009) through June 30, 2012

	For the Three Months Ended		For the Six Months Ended		Period from Inception (August 24, 2009) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$2,376	$1,767	$21,230	$2,247	$25,770
Cost of goods sold	4,162	1,287	31,757	2,250	38,530
Gross margin	(1,786)	480	(10,527)	(3)	(12,760)

Operating expenses:
Research and development	67,924	16,072	119,552	33,211	324,600
Sales and marketing	66,898	1,542	134,078	1,997	344,271
General and administrative	139,435	75,459	263,971	150,295	1,036,109
Total operating expenses	274,257	93,073	517,601	185,503	1,704,980
Operating loss	(276,043)	(92,593)	(528,128)	(185,506)	(1,717,740)
Interest expense	(4,178)	(4,104)	(8,356)	(7,210)	(32,028)
Foreign currency loss	(1,768)	-	(2,910)	-	(2,910)
Net loss	$(281,989)	$(96,697)	$(539,394)	$(192,716)	$(1,752,678)

Net loss per share- basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares outstanding basic and diluted	16,287,381	14,264,914	16,255,293	14,153,075

Boston Therapeutics, Inc. (Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company) Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2012 and 2011 and the Period from Inception (August 24, 2009) through June 30, 2012

	For the Six Months Ended		Period from Inception (August 24, 2009) to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(539,394)	$(192,716)	$(1,752,678)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangible assets	32,143	32,143	107,143
Stock based compensation	116,866	13,118	266,715
Issuance of common stock for consulting services	25,000	-	70,250
Changes in:
Inventory	(1,130)	(10,280)	(20,356)
Prepaid expenses	(164)	18	(2,578)
Other assets	(2,125)	-	(2,125)
Accounts payable	(5,919)	157,046	335,954
Accrued expenses	8,535	(154,112)	87,032

Net cash used in operating activities	(366,188)	(154,783)	(910,643)

Cash flows from investing activities:
Purchase of property and equipment	(4,297)	-	(4,297)
Net cash acquired in acquisition of Boston Therapeutics, Inc.	-	-	8,397
Net cash (used in) provided by investing activities	(4,297)	-	4,100

Cash flows from financing activities
Proceeds from advances - related parties	40,000	80,000	237,820
Proceeds from issuance of common stock - related party	-	-	21,236
Proceeds from issuance of common stock	522,000	500,000	1,064,997
Net cash provided by financing activities	562,000	580,000	1,324,053
Net increase in cash and cash equivalents	191,515	425,217	417,510

Cash and cash equivalents, beginning of period	225,995	15,193	-
Cash and cash equivalents, end of period	$417,510	$440,410	$417,510

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired	$-	$-	$985,466
Assumed liabilities	-	-	(106,819)
Fair value of common stock issued	$-	$-	$878,647
Subscription receivable	$-	$8,867	$8,867

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

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

Boston Therapeutics, headquartered in Manchester, NH, (OTC:BTHE) is a leader in the field of complex carbohydrate chemistry.  The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: SUGARDOWN®, a non-systemic chewable complex carbohydrate dietary supplement designed to moderate post-meal blood glucose; PAZ320, a non-systemic chewable therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN™, an injectable anti-hypoxia drug specifically designed to treat lower limb ischemia associated with diabetes. More information is available at www.bostonti.com.

The Company has minimal operations and is considered to be in the development stage as of June 30, 2012.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a recently formed entity with limited resources and operating history. As shown in the accompanying financial statements, the Company has incurred net losses of $1,752,678 for the period from August 24, 2009 (inception) to June 30, 2012 and has negative working capital of $22,074 as of June 30, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

2.            SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2011 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2012 and the results of operations for the three and six month periods ended June 30, 2012 and 2011 and the period from inception (August 24, 2009) through June 30, 2012.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN®.  Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured

Revenue is recognized as product is shipped from an outside fulfillment operation.  Terms of product sales provide for 30 day money back guarantee.  In practice, the Company has not experienced or granted significant returns of product.  Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

Inventory

Inventory consists of raw materials and finished goods of SUGARDOWN®. Inventory is stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. This reserve was $1,667 at June 30, 2012 and December 31, 2011. The Company continues to monitor the valuation of its inventories.

Property and Equipment

Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset Category	Estimated Useful Life
Office Furniture and Equipment	5 years
Computer Equipment and Software	3 years

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.    The weighted average number of common shares for the three and six months ended June 30, 2012 and 2011 did not include 1,898,400 and 138,577 options and warrants, respectively, because of their anti-dilutive effect.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to their short-term nature.

The carrying value of the notes payable as of June 30, 2012 and December 31, 2011 is not materially different from the fair value of the notes payable.

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

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is effective for the Company’s tests performed for fiscal year 2011.  This statement is not expected to have a material impact on the Company’s results from operations.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

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

On March 20, 2012 the Company entered into a subscription agreement to sell 20,000 shares of common stock at price per share of $1.10 and issue a warrant to purchase an additional 20,000 shares of common stock at $1.15 per share for gross proceeds of $22,000.   The warrant associated with the subscription agreement is exercisable immediately and has five year term.  The Company estimated the relative fair value of the warrant to be $9,000 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital. On May 7, 2012, the subscription agreement closed and the Company issued 20,000 shares of its common stock for $22,000.

During June 2012, the Company issued 105,000 shares of its common stock in exchange for professional consulting services valued at $25,000. On June 29, 2012, the Company issued 1,000,000 shares to an affiliate of Advance Pharmaceutical Co., Ltd. (APC) in a private placement for net proceeds of $500,000. APC is licensed to distribute SUGARDOWN® in Hong Kong, China and Macau.  The Company reviewed the private placement issuance and determined that the issuance price of $0.50 per share approximates fair value as of the date of issuance.  No other issuances of preferred or common stock have been made during the period cover by the accompanying financial statements.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. As of June 30, 2012 and 2011, there were 78,400 and 499,637 and options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  As of June 30, 2012, there were 1,800,000 options outstanding under the 2011 Plan. There were no options outstanding as of June 30, 2011 under the 2011 Plan.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options expire ten years from the date of grant.

The fair value of stock options granted or revalued for six months ended June 30, 2012 and 2011 was calculated with the following assumptions:

	2012	2011
Risk-free interest rate	0.43-1.27%	0.60-0.84%
Expected dividend yield	0%	0%
Volatility factor	90%	90%
Expected life of option	3.15-7.0 years	4.75-10.0 years

The weighted-average fair value of stock options granted during the periods ended June 30, 2012 and 2011, under the Black-Scholes option pricing model was $0.21 and $0.21 per share, respectively.

The Company recognized $43,384 and $4,261 of stock-based compensation costs in the accompanying statement of operations for the three months ended June 30, 2012 and 2011, respectively. The Company recognized $116,866 and $13,118 of stock-based compensation costs in the accompanying statement of operations for the six months ended June 30, 2012 and 2011, respectively. No actual tax benefit was realized from stock option exercises during these periods. As of June 30, 2012, there was $317,270 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

The following table summarizes the activity under the Stock Plans:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,578,400	$0.10 – 1.85	$0.19
Granted	300,000	0.10	0.10
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of June 30, 2012	1,878,400	$0.10 – 1.85	$0.17

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2012:

Vested or Expected to Vest					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	1,800,000	0.10	4.41	$738,000	1,093,750	0.10	4.50	$448,438
1.85	78,400	1.85	3.15	-	58,800	1.85	3.15	-

$0.10– 1.85	1,878,400	0.17	4.36	$738,000	1,152,550	0.19	4.43	$448,438

At June 30, 2012, the Company has 300,000 and 4,921,600 options available for grant under the 2011 Plan and 2010 Plan, respectively.

5.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, the CEO advanced $197,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target.  Advances by the CEO carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, the Company’s CEO and COO entered into promissory notes to advance to the Company an aggregate of $40,000.  The notes accrue interest at 6.5% per year and are due June 30, 2013.  As of June 30, 2012, and December 31, 2011, $33,996 and $25,641, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet.  On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2012 and 2011 and Period from Inception (August 24, 2009) to June 30, 2012

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(107,143)	(75,000)
Intangible assets, net	$792,857	$825,000

Amortization expense was $16,071 and $32,143 for the three and six months ended June 30, 2012 and 2011, respectively.

7.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office facility commencing August 1, 2012 which requires monthly installment payments of $2,125 in year one, $2,208 in year two and $2,292 in year three. The lease continues through July 31, 2015 for a total future contractual obligation of $79,500.

8.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from June 30, 2012 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

On August 6, 2012, the outstanding notes of $297,820 were amended to extend the various maturity dates to June 29, 2014.

On July 8, 2012, the Company entered into a consulting agreement whereby the Company will pay the consultant a combination of $4,000 cash and 7,500 shares of restricted stock per month during the first 90 days, with an increase to $5,000 cash and 7,500 shares of restricted stock per month if the agreement extends beyond the first 90 days.  The agreement is on a month-to-month basis.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011

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

Overall Results

Revenue for the three and six month periods ended June 30, 2012 was $2,376 and $21,230, respectively, compared to $1,767 and $2,247, respectively, for the same periods in the prior year, an increase of $609 and $18,983, respectively.  Revenues for both periods were generated from the sale of the SUGARDOWN® product.  The increase was a result of increased distribution through a new reseller, primarily in the first quarter of 2012.

Costs of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2012 were $4,162 and $31,757, respectively, compared to $1,287 and $2,250, respectively, for the same periods in the prior year, an increase of $2,875 and $29,507, respectively. Cost of goods sold consisted primarily of the cost of the materials and labor to manufacture SUGARDOWN® product, shipping and fulfillment costs.  The increase was a result of additional cost moving to a new fulfillment operation and costs scaling production for additional sales.

Operating Expenses

Research and development expense for the three and six months ended June 30, 2012 was $67,924 and $119,552, respectively, compared to $16,072 and $33,211, respectively, for the same period in the prior year, an increase of $51,852 and $86,341.  These increases primarily consist of costs associated with clinical trials of PAZ320 of $52,000 and $77,000 during the three and six months ended June 30, 2012 and 2011, respectively, as well as costs associated with the development of SUGARDOWN® of $0 and $10,000 during the three and six month periods ended June 30, 2012, respectively.

Sales and marketing expense for the three and six months ended June 30, 2012 was $66,898 and $134,078, respectively, compared to $1,542 and $1,997, respectively, for the same periods in the prior year, an increase of $65,356 and $132,081, respectively.  These increases are primarily the result of advertising and promotion of the SUGARDOWN® product of $20,000 and $39,000, respectively, for the three and six month periods ended June 30, 2012, and stock based compensation of $43,000 and $86,000 related to sales and marketing consultants, respectively, for the three and six month periods ended June 30, 2012.

General and administrative expense for the three and six months ended June 30, 2012 was $139,435 and $263,971, respectively, compared to $75,459 and $150,295, respectively, for the same periods in the prior year, an increase of $63,976 and $113,676, respectively.  These increases consist primarily of increases in consulting expenses of $30,000 for the three and six month periods respectively, payroll expenses of $7,000 and $16,000 for the three and six month periods, respectively, increases in audit fees of $3,000 and $4,000 for the three and six month periods, respectively, and other professional fees of $9,000 and $15,000 for the three and six month periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012

As of June 30, 2012, we had cash of $417,510 and accounts payable and accrued expenses and other current liabilities of $469,805.  The cash is largely attributable to proceeds from our private placement of common stock in June 2012 in which the Company issued 1,000,000 shares to an investor in a private placement for net proceeds of $500,000.

We have received minimal revenues from the SUGARDOWN® product.  Without substantial revenue and known, adequate and available financing, there is uncertainty regarding the Company's ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2012, the Company entered into an agreement to sell 20,000 shares of our common stock in a private placement described in Note 3 to our unaudited condensed financial statements at a price of $1.10 per share, yielding gross proceeds to us of $22,000.  In addition to the shares, the investor also received warrants to purchase 20,000 shares of our common stock at an exercise price of $1.15 per share.  The warrants expire on March 20, 2017.  The transaction closed on May 7, 2012.  The shares and warrants described were offered and sold solely to a single “accredited investor” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  In connection with the sale of these securities, the Company relied on the investor’s written representations that it was an "accredited investor" as defined in Rule 501(a) of Regulation D.  In addition, neither the Company nor anyone acting on its behalf has offered or sold these securities by any form of general solicitation or general advertising.  At the time of their issuance, the securities will be deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities shall bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

    On each of June 4 and June 12, 2012, the Company sold 500,000 shares of its common stock at a price of $0.50 per share to an affiliate of Advance Pharmaceutical Co., Ltd. in a private placement yielding gross proceeds to the Company of $250,000 per sale.  The shares described were offered and sold solely to a single “accredited investor” in reliance on the exemption from registration afforded by under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  In connection with the sale of these securities, the Company relied on the investor’s written representations that it was an "accredited investor" as defined in Rule 501(a) of Regulation D.  In addition, neither the Company nor anyone acting on its behalf has offered or sold these securities by any form of general solicitation or general advertising.  At the time of their issuance, the securities were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

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

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2012 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August 14, 2012	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer