Form 10-Q
period 2012-09-30
Boston Therapeutics, Inc.
filed 2012-11-14
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission file number: 000-54586
BOSTON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)
Delaware	27-0801073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1750 Elm Street, Suite 103 Manchester, NH	03104
(Address of principal executive offices)	(Zip Code)

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

Yes X	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X	No ☐

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
Non-accelerated filer                                                ☐                                           Smaller Reporting Company                                   X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $0.001 par value per share	17,348,206 shares

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Balance Sheets (Unaudited)
September 30, 2012 and December 31, 2011
	September 30, 2012	December 31, 2011

ASSETS
Cash	$169,321	$225,995
Prepaid expenses and other current assets	14,564	5,331
Inventory, net	23,994	23,596
Total current assets	207,879	254,922

Property and equipment, net	7,443	-
Intangible assets	776,786	825,000
Goodwill	69,782	69,782
Other assets	2,125	-
Total assets	$1,064,015	$1,149,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$351,820	$341,873
Accrued expenses and other current liabilities	158,355	125,316
Total current liabilities	510,175	467,189

Advances - related parties	297,820	257,820
Total liabilities	807,995	725,009

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
17,348,206 and 16,223,206 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	17,348	16,223
Additional paid-in capital	2,357,685	1,621,756
Deficit accumulated during the development stage	(2,119,013)	(1,213,284)
Total stockholders’ equity	256,020	424,695

Total liabilities and stockholders’ equity	$1,064,015	$1,149,704

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statements of Operations (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2012 and 2011
and the Period from Inception (August 24, 2009) through September 30, 2012

					Period from Inception
					(August 24, 2009)
	For the Three Months Ended		For the Nine Months Ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenue	$2,520	$724	$23,750	$2,971	$28,290
Cost of goods sold	9,120	2,834	40,877	5,084	47,650
Gross margin	(6,600)	(2,110)	(17,127)	(2,113)	(19,360)

Operating expenses:
Research and development	26,116	94,222	145,668	127,433	350,716
Sales and marketing	93,519	132,842	227,597	134,839	437,790
General and administrative	234,632	115,208	498,603	265,503	1,270,741
Total operating expenses	354,267	342,272	871,868	527,775	2,059,247

Operating loss	(360,867)	(344,382)	(888,995)	(529,888)	(2,078,607)
Interest expense	(5,166)	(4,224)	(13,522)	(11,434)	(37,194)
Foreign currency loss	(301)	-	(3,211)	-	(3,211)
Net loss	$(366,334)	$(348,606)	$(905,728)	$(541,322)	$(2,119,012)

Net loss per share- basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Weighted average shares outstanding basic and diluted	17,348,206	16,095,575	16,619,598	14,800,575

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30, 2012 and 2011
and the Period from Inception (August 24, 2009) through September 30, 2012

			Period from Inception
			(August 24, 2009)
	For the Nine Months Ended		to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(905,728)	$(541,322)	$(2,119,012)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	48,526	48,215	123,526
Stock based compensation	161,504	129,414	311,353
Issuance of common stock for consulting services	53,550	-	98,800
Changes in:
Inventory	(398)	(8,015)	(19,624)
Prepaid expenses	(9,233)	(67)	(11,647)
Other assets	(2,125)	-	(2,125)
Accounts payable	9,947	170,731	351,820
Accrued expenses	33,039	(80,756)	111,536

Net cash used in operating activities	(610,918)	(281,800)	(1,155,373)

Cash flows from investing activities:
Purchase of property and equipment	(7,756)	-	(7,756)
Net cash acquired in acquisition of Boston Therapeutics, Inc.	-	-	8,397
Net cash (used in) provided by investing activities	(7,756)	-	641

Cash flows from financing activities
Proceeds from advances - related parties	40,000	80,000	237,820
Proceeds from issuance of common stock - related party	-	-	21,236
Proceeds from issuance of common stock	522,000	522,997	1,064,997
Net cash provided by financing activities	562,000	602,997	1,324,053
Net increase (decrease) in cash and cash equivalents	(56,674)	321,197	169,321

Cash and cash equivalents, beginning of period	225,995	15,193	-
Cash and cash equivalents, end of period	$169,321	$336,390	$169,321

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Statement of Cash Flows, Supplemental Disclosure (Unaudited)
For the Nine Month Periods Ended September 30, 2012 and 2011
and the Period from Inception (August 24, 2009) through September 30, 2012

			Period from Inception
			(August 24, 2009)
	For the Nine Months Ended		to
	September 30,	September 30,	September 30,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Acquisition of Boston Therapeutics, Inc.:
Fair value of assets acquired	$-	$-	$985,466
Assumed liabilities	-	-	(106,819)
Fair value of common stock issued	$-	$-	$878,647
Subsciption receivable	$-	$8,867	$8,867

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2012 and 2011 and Period from Inception (August 24, 2009) to September 30, 2012

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

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry.  The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: SUGARDOWN®, a non-systemic chewable complex carbohydrate dietary supplement designed to moderate post-meal blood glucose; BTI-7, a new chewable dose form of the diabetes drug metformin hydrochloride; PAZ320, a non-systemic chewable therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN™, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.

The Company has minimal operations and is considered to be in the development stage as of September 30, 2012.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a recently formed entity with limited resources and operating history. As shown in the accompanying financial statements, the Company has incurred net losses of $2,119,012 for the period from August 24, 2009 (inception) to September 30, 2012 and has negative working capital of $302,296 as of September 30, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2012 and 2011 and Period from Inception (August 24, 2009) to September 30, 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis  of   Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2011 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2012 and the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and the period from inception (August 24, 2009) through September 30, 2012.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2012 and 2011 and Period from Inception (August 24, 2009) to September 30, 2012

2.            SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three and nine months ended September 30, 2012 did not include 1,878,400 and 20,000 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine months ended September 30, 2011 did not include 1,578,400 options because of their anti-dilutive effect.

Fair Value  of  Financial  Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to their short-term nature.

The carrying value of the notes payable as of September 30, 2012 and December 31, 2011 is not materially different from the fair value of the notes payable.

Stock-Based  Compensation

Stock–based compensation, including grants of employee and non-employee stock options and modifications to existing stock options, is recognized in the income statement based on the estimated fair value of the awards. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight- line basis over the vesting period of the award.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2012 and 2011 and Period from Inception (August 24, 2009) to September 30, 2012

2.          SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Stock-Based Compensation...continued

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company has a minimal history of market prices of the common stock as, and as such volatility is estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized in the financial statements on a straight- line basis over the vesting period, based on awards that are ultimately expected to vest.

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

Recent  Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal 2013 and early adoption is permitted. We do not believe that ASU No. 2012-02 will have a material impact on our financial statements.

3.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 100,000,000 shares of its $0.001 par value common stock.

Common  Stock

On August 26, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to its two founders.  Eight million shares were issued to the Company’s Chief Executive Officer (CEO), Chairman of the Board of Directors and co-founder, in exchange for a patent, a provisional patent and know-how. In accordance with ASC 845-10-S99, Transfers of  Non-monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock prior to the Company’s initial public offering should be recorded at the transferor’s historical cost basis determined under GAAP.  As a result, the value of the patent, provisional patent and know-how was valued at the CEO’s historical cost basis of zero because no records exist to support an historical cost basis in accordance with GAAP. The patent and provisional patent were assigned to the Company on December 10, 2009.  The remaining 2,000,000 shares were issued to the co-founder for $10,000 in cash.

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

On March 20, 2012 the Company entered into a subscription agreement to sell 20,000 shares of common stock at a price per share of $1.10 and issued a warrant to purchase an additional 20,000 shares of common stock at $1.15 per share for gross proceeds of $22,000.   The warrant associated with the subscription agreement is exercisable immediately and has a five year term.  The Company estimated the relative fair value of the warrant to be $9,000 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital. On May 7, 2012, the subscription agreement closed and the Company issued 20,000 shares of its common stock for $22,000.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2012 and 2011 and Period from Inception (August 24, 2009) to September 30, 2012

3.           STOCKHOLDERS’ EQUITY…continued

During June 2012, the Company issued 105,000 shares of its common stock with a fair value of $53,550 in exchange for professional consulting services. On June 29, 2012, the Company issued 1,000,000 shares to an affiliate of Advance Pharmaceutical Co., Ltd. (APC) in a private placement for net proceeds of $500,000. APC is licensed to distribute SUGARDOWN® in Hong Kong, China and Macau.  The Company reviewed the private placement issuance and determined that the issuance price of $0.50 per share approximates fair value as of the date of issuance.

During May 2012, the Company entered into a consulting agreement under which it is required to pay the consultant a monthly fee consisting of 25,000 shares of restricted common stock beginning June 1, 2012 through September 1, 2012. As of September 30, 2012 the Company had not issued the 75,000 total shares due under this agreement for services rendered during July, August and September 2012.  An accrual in the amount of $35,250 representing the fair value of these shares at September 30, 2012 is included in the accompanying September 30, 2012 balance sheet.

During July 2012, the Company entered into a consulting agreement under which it is required to pay the consultant a monthly fee consisting of $4,000 paid in cash and 7,500 shares of restricted common stock.  As of September 30, 2012 the Company had not issued the 22,500 total shares due under this agreement for services rendered during July, August and September 2012.  An accrual in the amount of $10,575 representing the fair value of these shares at September 30, 2012 is included in the accompanying September 30, 2012 balance sheet. No other issuances of preferred or common stock have been made during the period covered by the accompanying financial statements.

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. As of September 30, 2012 and December 31, 2011, there were 78,400 and 78,400 and options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  As of September 30, 2012, there were 1,800,000 options outstanding under the 2011 Plan. As of December 31, 2011, there were 1,500,000 options outstanding under the 2011 Plan.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options expire ten years from the date of grant.

The fair value of stock options granted or revalued for nine months ended September 30, 2012 and 2011 was calculated with the following assumptions:

	2012	2011
Risk-free interest rate	0.31-1.27%	0.28-0.84%
Expected dividend yield	0%	0%
Volatility factor	90%	90%
Expected life of option	2.90-7.00 years	4.75-5.00 years

The weighted-average fair value of stock options granted during the periods ended September 30, 2012 and 2011, under the Black-Scholes option pricing model was $0.21 and $0.20 per share, respectively.

The Company recognized $44,638 and $116,297 of stock-based compensation costs in the accompanying statement of operations for the three months ended September 30, 2012 and 2011, respectively.  The Company recognized $161,504 and $129,414 of stock-based compensation costs in the accompanying statement of operations for the nine months ended September 30, 2012 and 2011, respectively. No actual tax benefit was realized from stock option exercises during these periods. As of September 30, 2012, there was $238,649 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.43 years

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2012 and 2011 and Period from Inception (August 24, 2009) to September 30, 2012

4.           STOCK OPTION  PLAN AND STOCK-BASED COMPENSATION…continued

		Exercise	Weighted
		Price per	Average
	Shares	Share	Exercise Price
Outstanding as of December 31, 2011	1,578,400	$0.10-1.85	$0.19
Granted	300,000	0.10	0.10
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of September 30, 2012	1,878,400	$0.10-1.85	$0.17

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2012:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Number	Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,800,000	$0.10	4.16	$666,000	1,212,500	$0.10	4.62	$448,625
1.85	78,400	1.85	2.90	-	68,600	1.85	2.90	-
$0.10-1.85	1,878,400	$0.17	4.11	$666,000	1,281,100	$0.21	4.20	$448,625

At September 30,  2012,  the Company  has 300,000 and 4,921,600  options  available for grant under  the 2011  Plan  and  2010  Plan, respectively.

5.          RELATED PARTY TRANSACTIONS

Through December 31, 2011, the CEO advanced $197,820 to the Company and $60,000 to Target to fund start-up costs and operations of the Company and Target.  Advances by the CEO carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, the Company’s CEO and COO entered into promissory notes to advance to the Company an aggregate of $40,000.  The notes accrue interest at 6.5% per year were due June 30, 2013.  As of September 30, 2012, and December 31, 2011, $39,210 and $25,641, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet.  On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. The CEO intends, but is not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

6.          INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(123,214)	(75,000)
Intangible assets, net	$776,786	$825,000

Amortization expense was $16,071 and $48,213 for each of the three and nine months ended September 30, 2012 and 2011, respectively.

Boston Therapeutics, Inc.
(Formerly Avanyx Therapeutics, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2012 and 2011 and Period from Inception (August 24, 2009) to September 30, 2012

7.          COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office facility commencing July 1, 2012, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of September 30, 2012, there was $2,196 of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2012, are as follows:

Fiscal year
2012	$6,375
2013	23,708
2014	24,625
2015	16,042

$70,750

8.          SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from September 30, 2012 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

At a November 8, 2012 meeting of the Company’s Board of Directors, the Company’s Board of Directors approved an amendment to the 2011 Non-Qualified Stock Plan to increase the number of shares covered by the 2011 Non-Qualified Stock Plan from 2,100,000 to 12,000,000. The Company’s Board of Directors also approved the grant of non-qualified stock options to purchase 5,830,000 shares of the Company’s common stock to employees, directors and consultants of the Company.

On November 8, 2012 the Company’s Board of Directors approved the issuance of 122,500 shares of common stock to consultants of the Company in exchange for services rendered to the Company as previously discussed in Note 3.

On November 13, 2012, the Company entered into a securities purchase agreement pursuant to which the Company's Chief Operating Officer invested $625,000 pursuant to the Company's most recent S-1 financial offering to purchase an aggregate of 1,250,000 shares of the Company's common stock at $0.50 per share and 625,000 warrants to purchase 625,000 shares of its common stock. The exercise price of the warrants is $1.00 per share. The warrants have a five-year term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q .  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words  such  as  “may,”  “will,”  “expect,”  “believe,”  “anticipate,”  “intend,”  “could,”  “estimate,” or  “continue,”  and  similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward- looking statements  in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward- looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
COMPARED TO SEPTEMBER 30, 2011

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

On November 10, 2010, we entered into an Agreement and Plan of Merger with Boston Therapeutics, Inc. (“BTI”).  BTI was in the business of developing, manufacturing and selling, among other things, dietary supplements including its initial product, SUGARDOWN®, a complex carbohydrate based dietary supplement based upon BTI’s proprietary processes and technology. SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, China and Macau for SUGARDOWN®.  We believe that SUGARDOWN® has significant revenue and positive cash flow potential.

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

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI (as described in Notes 1 and 3 to the financial statements included elsewhere in this Form 10-Q) to raise capital.   Our CEO intends to provide minimal cash to fund critical needs until shares are sold to raise capital.   We anticipate the need for  a range of  $3,000,000 - $5,000,000  in  additional  funding  to  support  the  planned  expansion  of  our  operations  over  the  next  approximately  12 months.  There is no guarantee that we will be successful in raising additional funds.

Overall Results

Revenue for the three and nine month periods ended September 30, 2012 were $2,520 and $23,750, respectively, compared to $724 and $2,971, respectively, for the same periods in the prior year, an increase of $1,796 and $20,779, respectively.  Revenues for both periods were generated from the sale of SUGARDOWN®.  The increase was a result of increased distribution through a new reseller, primarily in the first quarter of 2012.

Costs of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2012 were $9,120 and $40,877, respectively, compared to $2,834 and $5,084, respectively, for the same periods in the prior year, an increase of $6,286 and $35,793, respectively. Cost of goods sold consisted primarily of the cost of the materials and labor to manufacture SUGARDOWN®, shipping and fulfillment costs.   The Company’s negative gross profit is attributable to cost of goods sold outpacing sales as a result of additional fixed costs related to moving to a new fulfillment operation, and manufacturing scale-up from small to production grade equipment.

Operating Expenses

Research and development expense for the three and nine months ended September 30, 2012 were $26,116 and $145,668, respectively, compared to $94,222 and $127,433, respectively, for the same period in the prior year.  Research and development expenses for the three months ended September 30, 2012 consisted of $16,000 in amortization of intellectual property and $10,000 in direct costs associated with the development of PAZ320.  Research and development costs for the same period in 2011 consisted of $16,000 in amortization of intellectual property and $78,000 in direct costs associated with the development of SUGARDOWN®. Research and development expense for the nine month period ended September 30, 2012 consisted of $48,000 in amortization of intellectual property and $98,000 in direct costs associated with the development or PAZ320.  Research and development expense for the nine month period ended September 30, 2011 consisted of $48,000 in amortization of intellectual property and $79,000 in costs associated with the development of SUGARDOWN®.

Sales and marketing expense for the three and nine months ended September 30, 2012 were $93,519 and $227,597, respectively, compared to $132,842 and $134,839, respectively, for the same periods in the prior year. The 2012 amounts represent costs incurred for investor relations and other marketing and promotion activities.  The 2011 amounts are primarily related to stock based compensation.

General and administrative expense for the three and nine months ended September 30, 2012 were $234,632 and $498,603, respectively, compared to $115,208 and $265,503, respectively, for the same periods in the prior year, an increase of $119,424 and $233,100, respectively.   These increases consist primarily of increases in consulting expenses of $94,000 and $114,000 for the three and nine month periods respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of  September 30, 2012

As of September 30, 2012, we had cash of $169,321 and accounts payable and accrued expenses and other current liabilities of $510,175.  During the nine months ended September 2012, we used cash in the amount of $610,918 for operating activities and $7,756 for investing activities and have received cash in the amount of $562,000 from financing activities including $40,000 advanced from related parties and $522,000 from the issuance of common stock.

We received minimal revenues from SUGARDOWN®.   Without substantial revenue and known, adequate and available financing, there is uncertainty regarding the Company's ability to continue as a going concern.

Management has plans to seek additional capital through private placements and public offerings of its common stock.   There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

Our CEO and our President intend to provide minimal cash to fund critical needs once the proceeds of the private placement are exhausted until additional shares are sold to raise capital or SUGARDOWN® or other products generate sufficient revenue to fund the operations of the Company.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting as discussed below.

Changes in Internal Control over Financial Reporting

The Company has evaluated the changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2012 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2012, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company did not have personnel with an appropriate level of knowledge and experience to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion.

Although the Company has hired consultants to assist with SEC reporting and accounting matters, we expect that the Company will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s internal control over financial reporting that could result in material misstatements in the Company’s financial statements not being prevented or detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2012, the Company entered into a consulting agreement under which it is required to pay a consultant a monthly fee of 25,000 shares of restricted common stock in exchange for services, beginning June 1, 2012.  That consultant has provided and continues to provide services to the Company. At a November 8, 2012, meeting of the Company’s Board of Directors, the Board formally approved the issuance of 100,000 shares of restricted common stock to that consultant for its services through October 31, 2012.

In July 2012, the Company entered into a consulting agreement under which it was required to pay another consultant a monthly fee of $4,000 in cash and 7,500 shares of restricted common stock in exchange for services.   At a November 8, 2012 meeting of the Company’s Board of Directors, the Board formally approved the issuance of 22,500 shares of restricted common stock to that consultant.

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

BOSTON THERAPEUTICS, INC.

Date: November _, 2012	By: /s/ David Platt
David Platt
Chief Executive Officer and
Chief Financial Officer