Form 10-Q
period 2013-03-31
Boston Therapeutics, Inc.
filed 2013-05-15
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2013
Common Stock, $0.001 par value per share	19,363,539 shares

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

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheet (Unaudited)
March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS
Cash	$384,674	$552,315
Accounts receivable	20,686	17,351
Prepaid expenses and other current assets	45,266	9,073
Inventory, net	25,379	16,809
Total current assets	476,005	595,548

Property and equipment, net	9,097	7,075
Intangible assets	744,643	760,714
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$1,301,652	$1,435,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$355,660	$294,187
Accrued expenses and other current liabilities	157,716	146,774
Total current liabilities	513,376	440,961

Advances - related parties	297,820	297,820
Total liabilities	811,196	738,781

COMMITMENTS AND CONTINGENCIES (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 and 100,000,000 shares authorized and 19,291,539 and 18,745,706 shares issued and outstanding at March 31, 2013
and at December 31, 2012, respectively	19,291	18,746
Additional paid-in capital	3,835,986	3,375,116
Accumulated deficit	(3,364,821)	(2,697,399)
Total stockholders’ equity	490,456	696,463

Total liabilities and stockholders’ equity	$1,301,652	$1,435,244

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)
For the Three Month Periods Ended March 31, 2013 and 2012

	For the Three Months Ended
	March 31,	March 31,
	2013	2012

Revenue	$23,336	$18,854
Cost of goods sold	47,937	27,595
Gross margin	(24,601)	(8,741)

Operating expenses:
Research and development	28,661	51,628
Sales and marketing	81,226	67,180
General and administrative	528,170	124,536

Total operating expenses	638,057	243,344

Operating loss	(662,658)	(252,085)

Interest expense	4,764	4,178
Foreign currency loss	-	1,142
Net loss	$(667,422)	$(257,405)

Net loss per share- basic and diluted	$(0.04)	$(0.02)
Weighted average shares outstanding basic and diluted	18,880,845	16,223,206

Boston Therapeutics, Inc.
Statement of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2013 and 2012

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(667,422)	$(257,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,500	16,071
Stock based compensation	192,165	73,482
Issuance of common stock for consulting services	5,250	-
Changes in:
Accounts receivable	(3,335)	(8,188)
Inventory	(8,570)	(1,130)
Prepaid expenses and other current assets	(36,193)	(527)
Accounts payable	61,473	(20,911)
Accrued expenses	24,942	(1,852)

Net cash used in operating activities	(415,190)	(200,460)

Cash flows from investing activities:
Purchase of property and equipment	(2,451)	-
Net cash used in investing activities	(2,451)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	250,000	-
Net cash provided by financing activities:	250,000	-
Net decrease in cash and cash equivalents	(167,641)	(200,460)

Cash and cash equivalents, beginning of period	552,315	225,995
Cash and cash equivalents, end of period	$384,674	$25,535

Suplemental disclosure of cash flow informatin
Cash paid during the period for
Interest	$-	$-

Income taxes	$-	$-

Non-cash investing and financing activities
Value of common stock issued to settle accrued liabilities	$14,000	$-

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Month Periods Ended March 31, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Company Overview

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry.  The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: PAZ320, a non-systemic chewable therapeutic compound designed to reduce post-meal glucose elevation; IPOXYN™, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes; SUGARDOWN®, a non-systemic chewable complex carbohydrate dietary supplement designed to moderate post-meal blood glucose , and BTI-7, a new, chewable dose form of the diabetes drug metformin hydrochloride.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $3,365,000 as of March 31, 2013 and has negative working capital of approximately $37,000 as of March 31, 2013. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Basis  of   Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2012 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of March 31, 2013 and the results of operations for the three month periods ended March 31, 2013 and 2012.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the Statements of Operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Inventory

Inventory consists of raw materials and finished goods of SUGARDOWN®.  Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value.  The Company adjusts the carrying value of its inventory for excess and obsolete inventory.  The Company continues to monitor the valuation of its inventory.

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN®. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Month Periods Ended March 31, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Revenue Recognition…continued

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants using the treasury stock method. The weighted average number of common shares for the three months ended March 31, 2013 and 2012 did not include 8,821,400 and 1,898,400 options and warrants, respectively, because of their anti-dilutive effect.

2.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock. During the period ended March 31, 2013, the board of directors of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of $0.001 par value common stock shares from 100,000,000 shares to 200,000,000 shares.

Common  Stock

On May 7, 2012 the Company issued 20,000 shares of common stock at a price per share of $1.10 and issued a warrant to purchase an additional 20,000 shares of common stock at $1.15 per share for gross proceeds of $22,000.   The warrant associated with the subscription agreement is exercisable immediately and has a five year term.  The Company estimated the relative fair value of the warrant to be $8,754 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Month Periods Ended March 31, 2013 and 2012

2.           STOCKHOLDERS’ EQUITY…continued

Common  Stock…continued

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

On January 22, 2013 the Company issued 45,833 shares of its common stock with a fair value of $19,250 in exchange for consulting services incurred in fiscal 2012 and January of 2013. As of December 31, 2012, the Company had accrued $14,000 representing the fair value of the 33,333 unissued shares for services rendered in December 2012 which was included in the accompanying December 31, 2012 balance sheet. The agreement was terminated in January 2013.

On March 14, 2013 the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000. The warrant associated with the subscription agreement is exercisable immediately and has a five year term. The Company estimated the relative fair value of the warrant to be $35,457 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

As of March 31, 2013 the Company has an accrual in the amount of $16,000 representing the fair value of unissued shares of restricted common stock for services rendered during the period ended March 31, 2013 in the accompanying balance sheet for the period ended March 31, 2013.

3.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the period ended March 31, 2013, the board of directors of the Company aproved an amendment of the stock option plan entitled “The 2010 Stock Plan” (2010 Plan) to increase the number of shares which the Company may grant options to purchase shares of common stock from 5,000,000 to 7,500,000. As of March 31, 2013 and December 31, 2012, there were 578,400 options outstanding under the 2010 Plan, respectively. The amendment will be effective upon approval by the Company's stockholders.

During the period ended March 31, 2013, the Company amended the non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) to increase the number of shares which the Company may grant options to purchase shares of common stock from 12,000,000 to 17,500,000. As of March 31, 2013 and December 31, 2012, there were 7,348,000 and 7,130,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options expire ten years from the date of grant.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Month Periods Ended March 31, 2013 and 2012

3.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

The fair value of stock options granted for three months ended March 31, 2013 and 2012 was calculated with the following assumptions:

	2013	2012
Risk-free interest rate	0.66% - 1.00%	1.27%
Expected dividend yield	0%	0%
Volatility factor	85%	90%
Expected life of option	4.50 to 6 years	5 to 7 years

The weighted-average fair value of stock options granted during the periods ended March 31, 2013 and 2012, under the Black-Scholes option pricing model was $0.25 and $0.22 per share, respectively.

The Company recognized $192,165 and $73,482 of stock-based compensation costs in the accompanying statement of operations for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was approximately $1,448,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.25 years.

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	7,708,400	$0.10-1.85	$0.42
Granted	218,000	0.42-1.00	0.74
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of March 31, 2013	7,926,400	$0.10-1.85	$0.43

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2013:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,800,000	$0.10	3.63	$378,000	1,425,000	$0.10	3.67	$299,250
0.42	98,000	0.42	7.76	-	-	0.42	-	-
0.50	5,830,000	0.50	7.76	-	1,413,334	0.50	5.43	-
1.00	120,000	1.00	5.76	-	30,000	1.00	5.76	-
1.85	78,400	1.85	2.50	-	78,400	1.85	2.50	-
$0.10-1.85	7,926,400	$0.43	4.63	$378,000	2,946,734	$0.32	4.50	$299,250

The weighted-average remaining contractual life for options exercisable at March 31, 2103 is 4.50 years. At March 31, 2013 the Company has 10,152,000 and 4,421,600 options available for grant under the 2011 Plan and 2010 Plan, respectively. The intrinsic value for fully vested, exercisable options was $299,250 and $418,000 at March 31, 2013 and December 31, 2012, respectively. No actual tax benefit was realized from stock option exercises during these periods.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Month Periods Ended March 31, 2013 and 2012

4.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, the CEO advanced $257,820 to BTI to fund start-up costs and operations of the Company. Advances by the CEO carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, the Company’s CEO and President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year were due June 30, 2013. As of March 31, 2013, and December 31, 2012, $48,854 and $44,090, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet. On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. The CEO and President intend to, but are not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

On November 13, 2012, Jonathan B. Rome, the Company's Chief Operating Officer, and the Company entered into a securities purchase agreement pursuant to which Mr. Rome invested $625,000 in the Company's offering of common stock and warrants on Form S-1 to purchase an aggregate of 1,250,000 shares of the Company's common stock at $0.50 per share and 625,000 warrants to purchase 625,000 shares of its common stock. The exercise price of the warrants is $1.00 per share. The warrants have a five-year term.

5.            INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years. Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(155,357)	(139,286)
Intangible assets, net	$744,643	$760,714

Amortization expense was $16,071 for the three months ended March 31, 2013 and 2012, respectively.

6.            COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company has recognized rent expense of $19,728 and $1,115 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, there was $15,260 and $2,267, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

  Future minimum lease payments under all non-cancelable operating leases as of March 31, 2013 are as follows:

Fiscal year
2013	$43,902
2014	60,093
2015	62,169
2016	64,299
2017	66,519
2018	16,770
$313,752

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Month Periods Ended March 31, 2013 and 2012

7.         SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2013 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

In April 2013, the Company approved a grant of stock options to a Consultant under the 2011 Plan for the purchase of 7,500 shares of the Company’s common stock at an exercise price of $1.00 per share as part of the Consultants compensation for each month of service.

In April 2013, the Company approved a grant of warrants and restricted shares to a corporate communications and investor relations Consultant and service provider as partial consideration for her services to the Company: (a) a five-year warrant to purchase 100,000 shares of the Corporation’s common stock at a strike price of $1.00 per share, and (b) 12,000 shares of the Corporation’s common stock per month of service.

In April 2013, the Company approved a grant to a Consultant of 48,000 shares of the Company’s common stock for services to be delivered over a period of up to six months  in connection with the identification and engagement of a pharma partner or partners for the Company’s products.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO MARCH 31, 2012

Overview

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry.  The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: PAZ320, a non-systemic chewable complex carbohydrate-based,  drug candidate designed to moderate post-meal blood glucose; IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes; SUGARDOWN®, a non-systemic dietary food supplement designed to reduce the post prandial glucose in the blood, and BTI -7, a new, chewable dose form of the diabetes drug metformin hydrochloride.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $3,365,000 as of March 31, 2013 and has negative working capital of approximately $37,000 as of March 31, 2013. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Overall Results

Revenue for the three month period ended March 31, 2013 was $23,336 compared with $18,854 for the same period in the prior year, an increase of $4,482.  Revenues for both periods were generated from the sale of SUGARDOWN®. The increase was the result of a shipment of SUGARDOWN® to one customer in the amount of $20,687 during the three months ended March 31, 2013.

Costs of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 were $47,937 compared with $27,595, for the same period in the prior year, an increase of $20,342. The increase in cost of goods sold relates to the shipment of product to the customer described above. The Company's negative gross profit is attributable to cost of goods sold out-pacing sales as a result of additional fixed costs related to the outsourced fulfillment operation, and manufacturing scale-up from small to production-grade equipment.

Operating Expenses

We had research and development expense of $28,661 for the three months ended March 31, 2013 compared with $51,628 for the same period in the prior year, a decrease of $22,967.  The decrease is primarily the result of less research and development activity during the three months ended March 31, 2013 compared to the same period in 2012.

Sales and marketing expense for the three months ended March 31, 2013 was $81,226 compared with $67,180 for the same period in the prior year, an increase of $14,046.  This expense category consists primarily of costs incurred with third parties for product marketing and redesigning the SUGARDOWN ® website in 2013 and 2012.

General and administrative expense for the three months ended March 31, 2013 was $528,170 compared with $124,536 for the same period in the prior year, an increase of $403,634.  The increase is primarily the result of the addition of three employees during the fourth quarter of 2012 and the first quarter of 2013 resulting in payroll related expenses of approximately $45,000, cost of a consultant in the first quarter of 2013 to increase the Company’s visibility in the securities markets totaling $50,000, increased professional fees of $30,000, increased consulting fees fo $44,000, increased office, rent and administrative expense of $37,000, increased legal expense of $30,000, and increased stock based compensation of approximately $147,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013

As of March 31, 2013, we had cash of $384,674 and accounts payable and accrued expenses and other current liabilities of $513,376.  The cash is largely attributable to cash received from the sale of equity during the period.

We must raise new capital to continue our business operations and intend to use the provisional patent, patent and know-how contributed by our CEO and the assets acquired from BTI to raise capital.  Our CEO may provide minimal cash to fund critical needs until shares are sold to raise capital.  We anticipate the need for approximately $2,000,000 to $8,000,000 in additional funding to support the planned expansion of our operations over the next approximately 12 to 24 months.  There is no guarantee that we will be successful in raising additional funds

We have received minimal revenues from our SUGARDOWN® product.  Without substantial revenue and known, adequate and available financing, there is uncertainty regarding the Company's ability to continue as a going concern.

Management has plans to seek additional capital through private placements and public offerings of its common stock.  There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

Our CEO and our President may continue to provide minimal cash to fund critical needs until shares are sold to raise capital or SUGARDOWN® or other products generate sufficient revenues to fund the operations of the Company, but is not obligated to do so.

Our CEO also contributed a provisional patent, a patent and know-how to the Company.  We intend to use these assets and PAZ320 and IPOXYN as well as SUGARDOWN® to attract investors in order to raise the capital required to fund operations.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

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

Changes in Internal Control over Financial Reporting

The Company has evaluated the changes in its internal control over financial reporting that occurred during the quarter ended March 31, 2013 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2013, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company did not have a process established to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

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

BOSTON THERAPEUTICS, INC.

Date: May 15, 2013	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer