Form 10-Q
period 2013-06-30
Boston Therapeutics, Inc.
filed 2013-08-09
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2013
Common Stock, $0.001 par value per share	19,383,539 shares

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

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheet (Unaudited)
June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS
Cash	$12,761	$552,315
Accounts receivable	888	17,351
Prepaid expenses and other current assets	71,868	9,073
Inventory, net	165,239	16,809
Total current assets	250,756	595,548

Property and equipment, net	8,587	7,075
Intangible assets	728,572	760,714
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$1,059,822	$1,435,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$364,178	$294,187
Accrued expenses and other current liabilities	171,795	146,774
Total current liabilities	535,973	440,961
Advances - related parties	297,820	297,820
Total liabilities	833,793	738,781

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,383,539 and
18,745,706 shares issued and outstanding at June 30, 2013 and December 31, 2012,
respectively	19,384	18,746
Additional paid-in capital	4,090,704	3,375,116
Accumulated deficit	(3,884,059)	(2,697,399)
Total stockholders’ equity	226,029	696,463

Total liabilities and stockholders’ equity	$1,059,822	$1,435,244

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2012	2012

Revenue	$2,118	$2,376	$25,454	$21,230
Cost of goods sold	7,971	4,162	55,908	31,757
Gross margin	(5,853)	(1,786)	(30,454)	(10,527)

Operating expenses:
Research and development	19,822	67,924	48,483	119,552
Sales and marketing	67,170	66,898	148,396	134,078
General and administrative	421,570	139,435	949,740	263,971
Total operating expenses	508,562	274,257	1,146,619	517,601

Operating loss	(514,415)	(276,043)	(1,177,073)	(528,128)

Interest expense	(4,823)	(4,178)	(9,587)	(8,356)
Foreign currency loss	-	(1,768)	-	(2,910)
Net loss	$(519,238)	$(281,989)	$(1,186,660)	$(539,394)

Net loss per share- basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Weighted average shares outstanding basic and diluted	19,328,286	16,287,381	19,104,565	16,225,293

Boston Therapeutics, Inc.
Statement of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	For the Six Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,186,660)	$(539,394)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33,081	32,143
Stock based compensation	385,031	116,866
Issuance of common stock and common stock warrants for consulting services	81,195	25,000
Changes in:
Accounts receivable	16,463
Inventory	(148,430)	(1,130)
Prepaid expenses and other current assets	(62,795)	(2,289)
Accounts payable	69,991	(5,919)
Accrued expenses	25,021	8,535

Net cash used in operating activities	(787,103)	(366,188)

Cash flows from investing activities:
Purchase of property and equipment	(2,451)	(4,297)
Net cash used in investing activities	(2,451)	(4,297)

Cash flows from financing activities
Proceeds from advances-related parties	-	40,000
Proceeds from issuance of common stock	250,000	522,000
Net cash provided by financing activities	250,000	562,000

Net (decrease) increase in cash and cash equivalents	(539,554)	191,515
Cash and cash equivalents, beginning of period	552,315	225,995
Cash and cash equivalents, end of period	$12,761	$417,510

Suplemental disclosure of cash flow informatin
Cash paid during the period for
Interest	$-	$-

Income taxes	$-	$-

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: PAZ320, a non-systemic chewable therapeutic compound designed to reduce post-meal glucose elevation; IPOXYN™, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes; SUGARDOWN®, a non-systemic chewable complex carbohydrate  designed to moderate post-meal blood glucose , and BTI-7, a new, chewable dose form of the diabetes drug metformin hydrochloride.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $3,884,000 as of June 30, 2013 and had negative working capital of approximately $285,000 as of June 30, 2013. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. On July 23, 2013, the Company conducted an initial closing of its private placement of securities with an accredited investor pursuant to which the investor purchased 6,666,660 shares of the Company’s common stock and warrants to purchase 3,333,320 shares of common stock at an exercise price of $0.50 per share for total gross proceeds of $2,000,000. On August 6, 2013, the Company conducted a second closing of its private placement of securities with accredited investors pursuant to which the investors purchased a total of 2,828,226 shares of the Company’s common stock and warrants to purchase 1,414,113 shares of common stock at an exercise price of $0.50 per share for a gross total of approximately $848,000. Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2012 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June  30, 2013 and the results of operations for the three and six month periods ended June 30, 2013 and 2012.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the Statements of Operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES…continued

Inventory

Inventory consists of raw materials and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. The Company continues to monitor the valuation of its inventory.

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN®. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured.  Revenue is recognized as product is shipped from an outside fulfillment operation. Terms of product sales generally provide for 30 day money back guarantee. In practice, the Company has not experienced or granted significant returns of product. Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.    The weighted average number of common shares for the three and six months ended June 30, 2013 and 2012 did not include 8,921,400 and 1,898,400 options and warrants, respectively, because of their anti-dilutive effect.

2.     INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at June 30, 2013 and December 31, 2012, net of inventory reserves, were as follows:

	2013	2012
Raw materials	$87,639	$13,125
Work-in-process	49,491	-
Finished goods	28,109	3,684

	$165,239	$16,809

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2013 and 2012

3.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 100,000,000 shares of its $0.001 par value common stock. On May 31, 2013, record holders of 56% of the issued and outstanding voting common stock authorized the Company to amend its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000. Since the Company is making information available through the Internet rather than using the full set delivery option, the proposal will not become effective until 40 calendar days after the date the information statement is made available via the internet on July 29, 2013. Accordingly, the proposal will become effective on September 7, 2013.

Common Stock

On May 7, 2012 the Company issued 20,000 shares of common stock at a price per share of $1.10 and issued a warrant to purchase an additional 20,000 shares of common stock at $1.15 per share for gross proceeds of $22,000. The warrant associated with the subscription agreement is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $8,754 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

On December 12, 2012 the Company issued 1,250,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 625,000 additional shares for $1.00 per share for gross proceeds of $625,000. The warrant associated with the subscription agreement is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $124,019 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

On March 14, 2013 the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000. The warrant associated with the subscription agreement is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $35,457 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2013 and 2012

3.           STOCKHOLDERS’ EQUITY…continued

Common Stock... continued

On April 29, 2013 the Company issued a warrant to purchase 100,000 of common stock for $1.00 per share in exchange for consulting services rendered. The warrant associated with the consulting agreement is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the fair value of the warrant to be $19,865 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

On April 30, 2013 the Company issued 52,000 shares of its common stock with a fair value of $28,080 in exchange for consulting services rendered during February through April 2013 in connection with two separate consulting agreements.

On June 28, 2013 the Company issued 40,000 shares of its common stock with a fair value of $14,000 in exchange for consulting services rendered during May and June in connection with two separate consulting agreements.

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the period ended March 31, 2013, the board of directors of the Company approved an amendment of the stock option plan entitled “The 2010 Stock Plan” (2010 Plan) to increase the number of shares which the Company may grant options to purchase shares of common stock from 5,000,000 to 7,500,000. On May 31, 2013, record holders of 56% of the issued and outstanding voting common stock approved the proposal. Since the Company made information available through the internet rather than using the full set delivery option, the proposal will become effective 40 calendar days after posting the information to the internet which was July 29, 2013. As of June 30, 2013 and December 31, 2012, there were 578,400 options outstanding under the 2010 Plan, respectively. The amendment will be effective on September 7, 2013, after notifying stockholders.

During the period ended March 31, 2013, the Company amended the non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) to increase the number of shares which the Company may grant options to purchase shares of common stock from 12,000,000 to 17,500,000. As of June 30, 2013 and December 31, 2012, there were 7,348,000 and 7,130,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire ten years from the date of grant.

The fair value of stock options granted or revalued for three and six months ended June 30, 2013 and 2012 was calculated with the following assumptions:

	2013	2012
Risk-free interest rate	0.49% - 1.55%	0.43% - 1.27%
Expected dividend yield	0%	0%
Volatility factor	85%	90%
Expected life of option	4.50 to 6 years	3.15 to 7 years

The weighted-average fair value of stock options granted during the periods ended June 30, 2013 and 2012, under the Black-Scholes option pricing model was $0.25 and $0.21 per share, respectively.

The Company recognized $192,864 and $43,384 of stock-based compensation costs in the accompanying statement of operations for the three months ended June 30, 2013 and 2012, respectively. The Company recognized $385,031 and $116,866 of stock-based compensation costs in the accompanying statement of operations for the six months ended June 30, 2013 and 2012, respectively. No actual tax benefit was realized from stock option exercises during these periods. As of June 30, 2012, there was approximately $1,283,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.0 years.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2013 and 2012

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION…continued

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	7,708,400	$0.10-1.85	$0.42
Granted	218,000	0.42-1.00	0.74
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of June 30, 2013	7,926,400	$0.10-1.85	$0.43

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2013:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,800,000	$0.10	3.38	$450,000	1,518,750	$0.10	3.41	$379,688
0.42	98,000	0.42	7.51	-	-	0.42	-	-
0.50	5,830,000	0.50	4.64	-	1,892,501	0.50	5.04	-
1.00	120,000	1.00	5.51	-	60,000	1.00	5.51	-
1.85	78,400	1.85	2.25	-	78,400	1.85	2.25	-
$0.10-1.85	7,926,400	$0.43	4.38	$450,000	3,549,651	$0.32	4.29	$379,688

The weighted-average remaining contractual life for stock options exercisable at June 30, 2013 is 4.29 years. At June 30, 2013, the Company has 10,152,000 and 4,421,600 options available for grant under the 2011 Plan and 2010 Plan, respectively. The intrinsic value for fully vested, exercisable options was $379,688 and $418,000 at June 30, 2013 and December 31, 2012, respectively. No actual tax benefit was realized from stock option exercises during these periods.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2013 and 2012

5.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, the CEO advanced $257,820 to BTI to fund start-up costs and operations of the Company. Advances by the CEO carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, the Company’s CEO and President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year were due June 30, 2013. As of June 30, 2013, and December 31, 2012, $53,689 and $44,090, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet. On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015. The CEO and President intend to, but are not legally obligated, to fund the Company’s operations in this manner until the Company raises sufficient capital.

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

Intangible assets consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(171,428)	(139,286)
Intangible assets, net	$728,572	$760,714

Amortization expense was $16,071 and $32,143 for the three and six months ended June 30, 2013 and 2012, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and six month periods ended June 30, 2013 and 2012

7.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $29,512 and $49,240 during the three and six months ended June 30, 2013, respectively. The Company recognized rent expense of $1,449 and $2,564 during the three and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, there was $30,138 and $2,267, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2013 are as follows:

Fiscal year
2013	$29,268
2014	60,093
2015	62,169
2016	64,299
2017	66,519
2018	16,770
$299,118

8.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from June 30, 2013 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

On July 23, 2013, the Company conducted an initial closing of its private placement of securities with an accredited investor pursuant to which the Investor purchased 6,666,660 shares of the Company’s common stock and warrants to purchase 3,333,320 shares of common stock at an exercise price of $0.50 per share for total gross proceeds of $2,000,000. On August 6, 2013, the Company conducted a second closing of its private placement of securities with accredited investors pursuant to which the Investors purchased a total of 2,828,226 shares of the Company’s common stock and warrants to purchase 1,414,113 shares of common stock at an exercise price of $0.50 per share for a gross total of approximately $848,000.

On August 2, 2013, the Company's outstanding related party notes, previously discussed in Note 5, were amended to extend the maturity dates to June 29, 2015.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012

Overview

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: PAZ320, a non-systemic chewable complex carbohydrate-based, drug candidate designed to moderate post-meal blood glucose; IPOXYN, an injectable, anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes; SUGARDOWN®, a non-systemic tablet  designed to reduce the post prandial glucose in the blood, and BTI -7, a new, chewable dose form of the diabetes drug metformin hydrochloride.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of June 30, 2013 the Company has an accumulated deficit of approximately $3,884,000 and has negative working capital of approximately $285,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Overall Results

Revenue

Revenue for the three and six month periods ended June 30, 2013 was $2,118 and $25,454, respectively, compared to $2,376 and $21,230, respectively, for the same periods in the prior year. Revenue from each period was from the sales of SUGARDOWN®.

Costs of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2013 were $7,971 and $55,908, respectively, compared to $4,162 and $31,757, respectively, for the same periods in the prior year, an increase of $3,809 and $24,151, respectively. The increase for the six months ended June 30, 2013 in cost of goods sold relates to the shipment of product to the customer described above. The Company's negative gross profit is attributable to cost of goods sold out-pacing sales as a result of additional fixed costs related to the outsourced fulfillment operation, and manufacturing scale-up from small to production-grade equipment.

Operating Expenses

General and administrative expense for the three and six months ended June 30, 2013 was $421,570 and $949,470, respectively, compared to $139,435 and $263,971, respectively, for the same periods in the prior year, an increase of $282,135 and $685,499, respectively.  The increase in expenditures during the three month period ended June 30, 2013, as compared to the three month period ended June 30, 2012, relates primarily to an increase of approximately $153,000 in stock compensation expense as a result of increased stock option grants during fiscal 2012 and 2013, an increase of approximately $45,000 in payroll and payroll-related costs due to increased employee headcount, as well as an increase of approximately $28,000 in rent expense due to the Company’s new office facility. The remaining increase in expenditures during the period of approximately $56,000 relates to the Company’s increase in consulting and professional fee services engaged by the Company.   The increase in expenditures during the six month period ended June 30, 2013, as compared to the six month period ended June 30, 2012, relates primarily to an increase of approximately $301,000 in stock compensation expense due to increased stock option grants during fiscal 2012 and 2013, an increase of approximately $90,000 in payroll and payroll-related costs due to increased employee headcount, an increase in accounting and legal professional service fees of $221,000 due to increased business operations and agreement execution, as well as an increase of approximately $47,000 in rent expense due to the Company’s new office facility. The remaining increase in expenditures during the period of approximately $26,000 relates to the Company’s increase in consulting and additional professional fee services engaged by the Company.

Research and development expense for the three and six months ended June 30, 2013 was $19,822 and $48,483, respectively, compared to $67,924 and $119,552, respectively, for the same period in the prior year, a decrease of $48,102 and $71,069.  The decrease is primarily a result of reduced research and development activity during the first six months of 2013 as the Company tries to increase its sales and marketing activity.

Sales and marketing expense for the three and six months ended June 30, 2013 was $67,170 and $148,396, respectively, compared to $66,898 and $134,038, respectively, for the same periods in the prior year, an increase of $272 and $14,358, respectively.  The increase in six month activity relates primarily to increased efforts during the first quarter of fiscal 2013 focused around the advertising and promotion of the Company’s SUGARDOWN® product.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013

As of June 30, 2013, we had cash of $12,761 and accounts payable and accrued expenses and other current liabilities of $535,973. On July 23, 2013, we raised $2,000,000 and on August 6, 2013, we raised approximately $848,000 in a private placement of unregistered common stock and warrants to purchase common stock. On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015. The CEO and President intend to, but are not legally obligated, to fund the Company's operations in this manner until the Company raises sufficient capital. We have received minimal revenues from the SUGARDOWN® product.

We plan to seek additional capital through private placements and public offerings of our common stock.  There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

Our CEO and our President intend to provide minimal cash to fund critical needs once the proceeds of the private placement are exhausted and until additional shares are sold to raise capital or SUGARDOWN® or other products generate sufficient revenues to fund the operations of the Company.

Our CEO also contributed a provisional patent, a patent and know-how to the Company.  We intend to use these and other assets to attract investors in order to raise the capital required to fund operations.  Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.  In the future, we may be required to seek additional capital by selling debt or equity securities, and we may be required to cease operations, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency.  The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders.  We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

See Note 1 Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

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

Changes in Internal Control Over Financial Reporting

The Company has evaluated the changes in its internal control over financial reporting that occurred during the quarter ended June 30, 2013 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2013, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company did not have a process established to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

BOSTON THERAPEUTICS, INC.

Date: August 9, 2013	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer