Form 10-Q
period 2013-09-30
Boston Therapeutics, Inc.
filed 2013-11-13
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock, $0.001 par value per share	37,138,406 shares

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

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheet (Unaudited)
September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,863,556	$552,315
Accounts receivable	217,118	17,351
Prepaid expenses and other current assets	69,136	9,073
Inventory	189,972	16,809
Total current assets	4,339,782	595,548

Property and equipment, net	10,277	7,075
Intangible assets	712,500	760,714
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$5,134,466	$1,435,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$114,819	$294,187
Accrued expenses and other current liabilities	227,502	146,774
Total current liabilities	342,321	440,961
Advances - related parties	297,820	297,820
Total liabilities	640,141	738,781

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 and 100,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 37,094,546 and 18,745,706 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	37,094	18,746
Additional paid-in capital	9,458,162	3,375,116
Accumulated deficit	(5,000,931)	(2,697,399)
Total stockholders’ equity	4,494,325	696,463

Total liabilities and stockholders’ equity	$5,134,466	$1,435,244

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30,	September 30,	September 30,
		2012	2013	2012

Revenue	$217,520	$2,520	$242,974	$23,750
Cost of goods sold	118,515	9,120	174,424	40,877
Gross margin	99,005	(6,600)	68,550	(17,127)

Operating expenses:
Research and development	151,946	26,116	200,428	145,668
Sales and marketing	102,840	93,519	251,236	227,597
General and administrative	954,261	234,632	1,904,008	498,603
Total operating expenses	1,209,047	354,267	2,355,672	871,868

Operating loss	(1,110,042)	(360,867)	(2,287,122)	(888,995)

Interest expense	(4,842)	(5,166)	(14,431)	(13,522)
Foreign currency loss	(1,979)	(301)	(1,979)	(3,211)
Net loss	$(1,116,863)	$(366,334)	$(2,303,532)	$(905,728)

Net loss per share- basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.05)
Weighted average shares outstanding basic and diluted	26,025,815	17,348,206	21,411,649	16,619,598

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,303,532)	$(905,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,710	48,526
Stock-based compensation	857,851	161,504
Issuance of common stock and common stock warrants for consulting services	104,115	53,550
Changes in operating assets and liabilities:
Accounts receivable	(199,767)	-
Inventory	(173,163)	(398)
Prepaid expenses and other current assets	(60,063)	(11,358)
Accounts payable	(179,368)	9,947
Accrued expenses	80,728	33,039

Net cash used in operating activities	(1,823,489)	(610,918)

Cash flows from investing activities:
Purchase of property and equipment	(4,698)	(7,756)
Net cash used in investing activities	(4,698)	(7,756)

Cash flows from financing activities:
Proceeds from advances-related parties	-	40,000
Proceeds from issuance of common stock and common stock warrants (net of issuance costs)	5,139,428	522,000
Net cash provided by financing activities	5,139,428	562,000

Net increase (decrease) in cash and cash equivalents	3,311,241	(56,674)
Cash and cash equivalents, beginning of period	552,315	225,995
Cash and cash equivalents, end of period	$3,863,556	$169,321

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: PAZ320, a non-systemic chewable therapeutic compound designed to reduce post-meal glucose elevation; IPOXYN™, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes; SUGARDOWN®, a non-systemic chewable complex carbohydrate  designed to moderate post-meal blood glucose, and BTI-7, a new, chewable dose form of the diabetes drug metformin hydrochloride.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $5,001,000 as of September 30, 2013. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. During July and September 2013, the Company conducted four closings of its private placement of securities with accredited investors pursuant to which the investors purchased in aggregate 17,659,007 shares of the Company’s common stock and warrants to purchase 8,829,484 additional shares of common stock at an exercise price of $0.50 per share for total gross proceeds of $5,297,698. Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements for its year ended December 31, 2012 included in its Form 10-K. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2013 and the results of operations for the three and nine month periods ended September 30, 2013 and 2012.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the Statements of Operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of September 30, 2013 and December 31, 2012. At September 30, 2013 the Company has one customer that accounts for 100% of its accounts receivable.  The Company believes there is minimal risk associated with this receivable.

Inventory

Inventory consists of raw materials, work-in-process and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. The Company continues to monitor the valuation of its inventory.

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

During the three and nine months ended September 30, 2013, one customer accounted for 100% and 97% of the Company’s revenue, respectively.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three and nine months ended September 30, 2013 did not include 5,886,400 and 11,633,337 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine months ended September 30, 2012 did not include 1,878,400 and 20,000 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

2.             INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at September 30, 2013 and December 31, 2012, net of inventory reserves, were as follows:

	2013	2012
Raw materials	$31,311	$13,125
Work in process	2,077	-
Finished goods	156,584	3,684

	$189,972	$16,809

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

3.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. On May 31, 2013, record holders of 56% of the issued and outstanding voting common stock authorized the Company to amend its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000.  The amendment went into effect September 7, 2013.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

3.           STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

On November 13, 2012 the Company issued 1,250,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 625,000 additional shares for $1.00 per share for gross proceeds of $625,000. The warrant associated with the subscription agreement is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $124,019 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

Between July and September 2013, the Company conducted four closings of its private placement of securities with accredited investors pursuant to which the investors purchased in aggregate 17,659,007 shares of the Company’s common stock and warrants to purchase an additional 8,829,484 shares of common stock at an exercise price of $0.50 per share (the Investor Warrants) for total gross proceeds of $5,297,698. In addition, the Company issued warrants to the Placement Agent in exchange for services to purchase in aggregate 1,808,849 shares for $0.30 per share (the Placement Agent Warrants).  The Investor Warrants and Placement Agent Warrants are exercisable immediately and have a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreements and has determined that equity classification is appropriate. The Company estimated the relative fair value of the Investor Warrants associated with the investor subscription agreements and Placement Agent Warrants as $1,279,093 and $288,101, respectively, using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital. In addition, issuance costs paid by the Company in connection with the private placement offering totaled $408,270.

During September 2013 the Company issued 52,000 shares of its common stock with a fair value of $22,920 in exchange for consulting services rendered during July through September 2013 in connection with two separate consulting agreements.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of September 30, 2013 and December 31, 2012, there were 578,400 options outstanding under the 2010 Plan.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of September 30, 2013 and December 31, 2012, there were 5,308,000 and 7,130,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to seven years.

The fair value of stock options granted or revalued for three and nine months ended September 30, 2013 and 2012 was calculated with the following assumptions:

	2013	2012
Risk-free interest rate	0.47% - 1.55%	0.31% - 1.27%
Expected dividend yield	0%	0%
Volatility factor	85%	90%
Expected life of option	3.25 to 6 years	2.90 to 7 years

The weighted-average fair value of stock options granted during the periods ended September 30, 2013 and 2012, under the Black-Scholes option pricing model was $0.21 per share.

The Company recognized $472,820 and $44,638 of stock-based compensation costs in the accompanying statement of operations for the three months ended September 30, 2013 and 2012, respectively. The three months ended September 30, 2013 includes additional compensation expense of $252,345 relating to the future vesting of options per the terms of a terminated employee’s employment agreement. The Company recognized $857,851 and $161,504 of stock-based compensation costs in the accompanying statement of operations for the nine months ended September 30, 2013 and 2012, respectively. No actual tax benefit was realized from stock option exercises during these periods. As of September 30, 2013, there was approximately $213,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.06 years.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2013:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	7,708,400	$0.10-1.85	$0.42
Granted	708,000	0.42-1.00	0.68
Exercised	-	-	-
Options forfeited/cancelled	(2,530,000)	0.50-1.00	0.51
Outstanding as of September 30, 2013	5,886,400	$0.10-1.85	$0.42

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2013:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,800,000	$0.10	3.13	$1,026,000	1,612,500	$0.10	3.15	$919,125
0.42	98,000	0.42	7.26	24,500	-	0.42	-	-
0.50	3,330,000	0.50	2.09	566,100	2,371,668	0.50	2.34	403,184
0.57	400,000	0.57	4.87	40,000	83,280	0.57	4.87	8,328
1.00	180,000	1.00	2.32	-	135,000	1.00	1.63	-
1.85	78,400	1.85	2.00	-	78,400	1.85	2.00	-
$0.10-1.85	5,886,400	$0.41	2.69	$1,656,600	4,280,848	$0.39	2.67	$1,330,637

The weighted-average remaining contractual life for stock options exercisable at September 30, 2013 is 2.67 years. At September 30, 2013, the Company has 12,192,000 and 6,921,600 options available for grant under the 2011 Plan and 2010 Plan, respectively. The intrinsic value for fully vested, exercisable options was $1,330,637 and $418,000 at September 30, 2013 and December 31, 2012, respectively. No actual tax benefit was realized from stock option exercises during these periods.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

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

As of September 30, 2013 and December 31, 2012, $58,568 and $44,090, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet.

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(187,500)	(139,286)
Intangible assets, net	$712,500	$760,714

Amortization expense was $16,071 and $48,213 for the three and nine months ended September 30, 2013 and 2012, respectively.

7.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $10,132 and $59,372 during the three and nine months ended September 30, 2013, respectively. The Company recognized rent expense of $7,326 and $9,890 during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, there was $25,635 and $2,267, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2013 are as follows:

Fiscal year
2013	$14,634
2014	60,093
2015	62,169
2016	64,299
2017	66,519
2018	16,770
$284,484

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three and nine month periods ended September 30, 2013 and 2012

8.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from September 30, 2013 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

In October 2013, the Company conducted an additional closing of its private placement of securities to related parties and affiliates resulting in the purchase of 153,334 shares of the Company’s common stock and warrants to purchase 76,666 additional shares of common stock at an exercise price of $0.50 per share for total gross proceeds of $46,000.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of September 30, 2013, the Company has an accumulated deficit of approximately $5,001,000.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Results of Operation

Three Months Ended September 30, 2013 compared to September 30, 2012

Revenue

Revenue for the three months ended September 30, 2013 was $217,520, an increase of $215,000 as compared to revenue of $2,520 for the three months ended September 30, 2012.  The increase was primarily the result of shipments of SUGARDOWN® to one customer.

Gross Margin

Gross margin for the three months ended September 30, 2013 was $99,005 as compared to negative gross margin of ($6,600) for the three months ended September 30, 2012.  The increase is primarily related to the shipment of product during the quarter.  The negative gross margin for the three months ended September 30, 2012 was primarily the result of fixed overhead costs related to moving to a new fulfillment operations and manufacturing scale-up from small to production grade equipment exceeding revenue.

Research and Development

Research and development expense for the three months ended September 30, 2013 was $151,946, an increase of $125,830 as compared to $26,116 for the three months ended September 30, 2012.  The increase is primarily the result of increased research and development activity in preparation for PAZ320’s Phase II trial in France and PAZ320’s Phase III international trial.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2013 was $102,840, an increase of $9,321 or 10% as compared to $93,519 for the three months ended September 30, 2012. The expense consists primarily of costs incurred with third parties for product marketing and public relations.

General and Administrative

General and administrative expense for the three months ended September 30, 2013 was $954,261, an increase of $719,629 as compared to $234,632 for the three months ended September 30, 2012.  Approximately $407,000 of the increase is related to stock-based compensation which includes $252,000 of expense due to the future vesting of options per the terms of a terminated employee’s employment agreement and expense associated with option grants during 2012 and 2013.  Consulting and professional services increased $135,000 for investor relations and maintenance of the SUGARDOWN® website, accounting and legal professional fees increased $91,000 and payroll and payroll related expense increased $82,000 due to additional personnel.

Nine Months Ended September 30, 2013 compared to September 30, 2012

Revenue

Revenue for the nine months ended September 30, 2013 was $242,974, an increase of $219,224 as compared to revenue of $23,750 for the nine months ended September 30, 2012.  The increase was the result of shipments of SUGARDOWN® to one customer primarily in the third quarter.

Gross Margin

Gross margin for the nine months ended September 30, 2013 was $68,550 as compared to negative gross margin of ($17,127) for the nine months ended September 30, 2012.  The increase is primarily related to the shipment of product during the third quarter.  The negative gross margin for the nine months ended September 30, 2012 was primarily the result of fixed overhead costs related to moving to a new fulfillment operations and manufacturing scale-up from small to production grade equipment exceeding revenue.

Research and Development

Research and development expense for the nine months ended September 30, 2013 was $200,428, an increase of $54,760 as compared to $145,668 for the nine months ended September 30, 2012.  The increase is primarily the result of increased research and development activity in preparation for PAZ320’s Phase II trial in France and PAZ320’s Phase III international trial.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2013 was $251,236, an increase of $23,639 or 10% as compared to $227,597 for the nine months ended September 30, 2012.  The expense consists primarily of costs incurred with third parties for product marketing and public relations.

General and Administrative

General and administrative expense for the nine months ended September 30, 2013 was $1,904,008, an increase of $1,405,405 as compared to $498,603 for the nine months ended September 30, 2012.  Approximately $677,000 of the increase is related to stock-based compensation which includes $252,000 of expense due to the future vesting of options per the terms of a terminated employee’s employment agreement and expense associated with option grants during 2012 and 2013.  Additionally, consulting and professional fees increased approximately $345,000 for investor relations and maintenance of the SUGARDOWN® website, payroll and related payroll expense increased $162,000 due to additional personnel, accounting and legal professional fees increased $114,000 due to increased business operations and rent expense increased $50,000 due to the new office facility.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013

As of September 30, 2013, we had cash of $3,863,556 and accounts payable and accrued expenses and other current liabilities of $342,321. During the interim period ended September 30, 2013, the Company raised $5,297,698 in private placements of unregistered common stock and warrants to purchase common stock.  On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015. We have received minimal revenues from the SUGARDOWN® product.

We plan to seek additional capital through private placements and public offerings of our common stock.  There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

We anticipate that our cash resources will be sufficient to fund our operations into the near term.  However, changes may occur that would cause us to consume our existing capital prior to that time, including the scope and progress of our research and development efforts.  Additionally, actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations.

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

 Changes in Internal Control Over Financial Reporting

The Company has evaluated the changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2013 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2013, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company did not have a process established to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only unregistered sales of equity securities made by the Company during the quarter ended September 30, 2013 and not previously reported on Form 8-K are as follows:

During September 2013 the Company issued 52,000 shares of its common stock with a fair value of $22,920 in exchange for consulting services rendered during July through August 2013 in connection with two separate consulting agreements.

Each of the preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits
Exhibit No.	Title of Document

3.1
Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September __, 2013)

4.1	Form of Investor Warrant*

4.2	Form of Private Placement Warrant*

10.1	Boston Therapeutics, Inc. Amended and Restated 2010 Stock Plan*

10.2	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended*

10.3	Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2013 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 13, 2013	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer