Form 10-K
period 2013-12-31
Boston Therapeutics, Inc.
filed 2014-03-14
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐             No  ☒

At June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,836,014 .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2014
Common Stock, $0.001 par value per share	37,452,176 Shares

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

PART I

Item 1.  Business.

1. GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. David Platt, the Company’s Chief Executive Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger. Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger. Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger. Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI320 (formerly PAZ320), a non-systemic, non-toxic, chewable therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, a continuous intravenous drug for the prevention of necrosis and treatment of ischemia, with an initial target indication of lower limb ischemia often associated with diabetes.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $7.3 million and $3.4 million cash on hand.  We raised approximately $5.6 million in gross proceeds in private and public placements during the year ended December 31, 2013.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Our Markets

In 2013, according the International Diabetes Federation, 382 million people are living with diabetes and that figure is projected to increase to 592 million by 2035. In the United States alone, the Center for Disease Control in 2011 estimated that there were 26 million people living with diabetes and an estimated 79 million people who are pre-diabetic. The Company conducted a clinical trial at Dartmouth Medical Center in Lebanon, N.H. to study the safety and efficacy of BTI320 on postprandial (post-meal) glucose in patients with type 2 diabetes who are currently taking oral agents or insulin.  The Company subsequently requested a pre-Investigational New Drug (pre-IND) application meeting with the U.S. Food and Drug Administration (FDA) in April 2013. The Company submitted a series of questions to the FDA and they responded in writing. The Company is currently in the process of conducting the required testing and submitting the requested documentation to the FDA for the successful completion of the IND application.  BTI320 is the first compound in a new class of therapies called Carbohydrate hydrolyzing Enzyme Inhibitors (CHEI) for treatment of patients with type 2 diabetes. BTI320 initially targets improved management of postprandial glucose (PPG, or post-meal blood sugar) in patients currently taking metformin and potentially other anti-diabetic agents. We are assembling a medical/scientific advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who are leaders in the field of diabetes, who will guide us through an ongoing clinical trials program. We may seek to enter into licensing or co-marketing agreements for parts or all of-the-world in order to avail the Company of the marketing expertise of one or more seasoned marketing and/or pharmaceutical companies. We recently hired a Vice President of Business Development to help accelerate the commercialization of our products and have engaged other marketing and sales professionals to help gain market awareness and sales, distribution and licensing agreements. We are currently under agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, South Korea, China and Macau. We also have engaged with American Medical Supplies to develop markets in Egypt and Saudi Arabia. We recently engaged with Generosus Advisors, LLC and Help Now Network (HNN), a healthcare marketing company to market SUGARDOWN® in the United States. We are also engaged in direct marketing efforts in the United States.

Our Products

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry to address diabetes and inflammatory diseases.   We are currently focusing on drug candidates.  BTI320, a non-systemic, non-toxic, chewable drug candidate taken before carbohydrate meals, is designed to improve post-meal blood glucose control in patients with type 2 diabetes.  The Company recently completed a Phase ll clinical trial on BTI320 in patients with type 2 diabetes currently using oral agents or insulin.

The Company is also developing IPOXYN, an injectable drug candidate for prevention of necrosis and treatment of hypoxia.   IPOXYN is a polysaccharide based therapeutic agent using proprietary processes and patented technology. Our IPOXYN drug consists of a stabilized polysaccharide composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

According to market research analysts, the global market opportunity for anti-hypoxia or anti-necrosis technology is $30 billion.  Early entry global markets include the following:
●   Military
●   Asia (replace Hepatitis C contaminated blood products)
●   Africa (AIDS contaminated blood)
●   Newborns
●   Trauma
●   Lower Limb Ischemia and other vascular complications of diabetes

BTI320

BTI320, a non-systemic, non-toxic, chewable drug candidate taken before carbohydrate meals, is designed to improve post-meal blood glucose control in patients with type 2 diabetes.  BTI320 is the first compound in a new class of therapies called Carbohydrate-hydrolyzing Enzyme Inhibitor (CHEI) for treatment of patients with type 2 diabetes. BTI320 acts non-systemically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing available glucose during the period following a meal.  BTI320 initially targets improved management of postprandial glucose (PPG, or post-meal blood sugar) in patients currently taking metformin and potentially other anti-diabetic agents.

According to the International Diabetes Federations 2011 report, Guideline for Management of Post-meal Glucose in Diabetes (UNDERLINE), addressing both post-meal plasma glucose and fasting plasma glucose is an important strategy for achieving optimal glucose control, and that evidence points to a relationship between an acute increase in blood sugar, particularly after a meal, and cardiovascular disease.  The Company recently completed a BTI320 Phase ll clinical trial in patients with type 2 diabetes.

Status of Development of BTI320

BTI320 is fully developed as a drug candidate.   In October 2011, the Company announced the initiation of its clinical trial at Dartmouth-Hitchcock Medical Center in New Hampshire to evaluate the safety and efficacy of BTI320 when added to oral agents or insulin regimen in patients with Type 2 Diabetes Mellitus.  In July 2012, the Company announced the completion of patient enrollment. In February 2013, the Company announced that BTI320 reduced the elevation of post-meal blood sugar by forty percent with no serious adverse events. The study evaluated BTI320 in 24 patients with Type 2 diabetes between the ages of 18 and 75 with a body mass index (BMI) of 25-40 kg/m2 and with HbA1c of less than or equal to nine percent. HbA1c is a lab test that shows the average level of blood sugar (glucose) over the previous three months.

Forty-five percent of patients responded with an average forty percent reduction of post-meal glucose in the blood compared to baseline in a dose-dependent manner. Additionally, results showed the effect of BTI320 does not correlate with duration of diabetes and works regardless of concurrent diabetes medications. There was no severe hypoglycemia and gastrointestinal side effects were mild. Satiety was also observed. There were no serious adverse events from the data analysis of the open-label dose escalation crossover trial on Type 2 diabetic patients. The Company currently has two ongoing Phase II trials.

The full article for the clinical study was published in the July/August 2013 issue of Endocrine Practice, a peer-reviewed journal.

Competitive Products: BTI320

Anti-diabetic drugs

Anti-diabetic drugs treat diabetes mellitus by lowering glucose levels in the blood. With the exceptions of insulin, insulin analogues and Glucagon-like Peptide-1 Agonists, all are administered orally and are thus also called oral hypoglycemic agents or oral anti-hyperglycemic agents. There are different classes of anti-diabetic drugs, and their selection depends on the nature of the diabetes, age and situation of the person, as well as other factors.  The Company’s compound, BTI320, is the first compound in a new class of therapies called Carbohydrate-hydrolyzing Enzyme Inhibitor (CHEI) for treatment of patients with type 2 diabetes. BTI320 acts non-systematically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing postprandial glucose excursion (post-meal blood sugar elevation).

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

Marketing:

BTI320

We believe BTI320 is a safe and effective drug compound for people living with diabetes for daily management of blood glucose, fulfilling an unmet medical need. We believe this compound may provide individuals with a means by which to slow the onset of Type 2 diabetes and/or the onset of diabetes complications such as heart disease, stroke, kidney damage, retinopathy and Diabetic Foot. As further described below under “Government Regulation - Drug Approval Process,” BTI320 will require the United States Food and Drug Administration (FDA) approval for marketing as a drug and will be subject to extensive regulation by governmental authorities in the United States and other countries.

IPOXYN

We have also developed IPOXYN, a glyco-protein-based injectable therapeutic agent using proprietary processes and patented technology. Our IPOXYN anti-necrosis drug consists of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

We have unrestricted access, subject to adequate funding, to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient quantities of IPOXYN to complete pre-clinical pharmacokinetic, safety and efficacy studies in support of an investigative new drug (“IND”) filing in the United States in 2015.  The primary raw material for IPOXYN is extracted from controlled sourced bovine blood which can be obtained from multiple sources at commodity prices under Good Manufacturing Practice (GMP).  There are numerous facilities capable of processing source verified red blood cell extract.  We expect to put in place agreements for obtaining and processing these materials upon funding.

In addition to potential uses for human patients, we also intend to file a registration for IPOXYN for veterinary applications under the name OXYFEX™.  We are unaware of any drug currently on the market for animals that can deliver oxygen, and there is only limited “blood banking” for animals despite a constant need. OXYFEX™ can serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

IPOXYN - continued

We plan to commence marketing OXYFEX™ for veterinary applications, which we view as a potentially lucrative market in 2015 in various locations around the world. We estimate that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. We believe that the average veterinary practice treats only a small percentage of canine anemia cases with red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, nutritional supplements or inspired oxygen. The FDA Center for Veterinary Medicine approved a bio-similar product to OXYFEX™ named Oxyglobin in 1998 and the European Commission approved Oxyglobin in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Oxyglobin is no longer in use.  Based upon the prior, limited efforts of the now bankrupt third party that developed Oxyglobin, we believe that the potential veterinary market for OXYFEX™ in the United States alone could exceed $250 million in sales annually within a few years after introduction.

Our pharmaceutical agents are intended for intravenous administration into the circulatory system to target acute and late stage diseases that, we believe, have a great unmet medical need.  Hypoxia conditions, which we intend to treat with IPOXYN, result from a lack of oxygen supply to living cells.  Hypoxia will lead to ischemia, inflammation and the death of living cells.  Ischemia is a restriction in blood supply, generally due to factors in the blood vessels, with resultant damage or dysfunction of tissue.  Diabetic foot ulcer, which occurs in 15% of patients with diabetes and precedes more than 80% of all lower leg amputations, is one of the major complications of diabetes mellitus. Two major risk factors that cause diabetic foot ulcer are diabetic neuropathy and micro/macro ischemia.  Increases in mortality among diabetic patients observed over the past 20 years are considered to be due to the development of macro and micro vascular complications including the failure of the wound healing process.  A failure of effective treatment of wounds in this population can often lead to infection, tissue death and amputation of the lower leg and foot as the only treatment option.  We believe that IPOXYN represents a potentially effective treatment for lower limb complications of diabetes.

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

Scientific Overview – Hypoxia - continued

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

IPOXYN and OXYFEX™

IPOXYN is designed for delivery as an intravenous solution, with the expectation that it can reverse an inadequate supply of oxygen and support various metabolic functions in the body in a manner and with effects similar to those resulting from the infusion of RBCs - but without the limitations of compatibility, availability, short shelf life, volume and logistical challenges commonly associated with transfusions of whole blood.  Other intravenous fluids commonly used in emergency trauma to restore blood volume, such as Ringer’s lactate or saline, are not designed to and do not effectively carry oxygen.  We have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN. IPOXYN will not be ready for commercialization until these steps are completed. Preclinical animal study results for IPOXYN were presented at the XIII International Symposium on Blood Substitutes and Oxygen Therapeutics in July 2011.

We plan to introduce this product in clinical trials for hypoxic medical conditions. Hypoxia promotes resistance to conventional treatments, as well as treatments for other diseases. IPOXYN has the potential to greatly improve survival of patients in multiple indications in which hypoxia is a factor.  Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function.  It is widely known through research that lack of oxygen will result in a cascade of biochemical reactions which promote resistance to many helpful therapeutic substances and which interfere with the body’s own repair mechanisms. Antibiotics for the treatment of infection are less effective when hypoxic conditions are involved. Similarly, hypoxic cancer cells are resistant to chemotherapy treatments; most chemotherapy drugs rely on rapid cell division which requires normal oxygenation of cells, but in a hypoxic condition, cells divide slowly and therefore resist many chemotherapy treatments.

Another unmet clinical need is in various acute ischemic conditions, where hypoxia can develop from a local restriction of constrained blood vessels, or poor and compromised flow which leads to insufficient supply of oxygen by otherwise well-oxygenated and distributed RBCs, e.g. cerebral ischemia, ischemic heart disease and intrauterine hypoxia which is an unchallenged cause of perinatal death. In these cases IPOXYN, as a rechargeable soluble oxygen delivery agent, may not be restrained whereas well-oxygenated RBCs may be prevented from flow and delivery of oxygen.  This is so because RBCs are large biological structures compared to the size of IPOXYN, which is a modified single-protein function oxygen carrier.  In ischemic and hypoxic conditions, RBCs may not be able to penetrate the small vessels which have lost their integrity to support RBC distribution and thus oxygen availability. Due to its small molecular size, IPOXYN can carry and distribute oxygen widely without risk of clot formation and flow stoppage.

In veterinary medicine applications, OXYFEX™ will be used as an oxygen delivery agent similar to a blood substitute for ischemia and trauma, as well as for blood loss during surgery.

Status of development of IPOXYN

We are in the process of developing IPOXYN for pre-clinical studies, in order to conduct clinical trials and to file applications with the FDA as applicable.

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

When compared to RBC transfusion we believe IPOXYN has the following advantages:

●	Availability: readily available, with a two year shelf-life, much longer than the two week shelf life for RBCs and easier to perfuse.

●	Stability: stored at room temperature for months while maintaining its full capacity for oxygen delivery and release and logistical convenience.

●	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.

●	Compatibility: safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.

●
Critical care: IPOXYN can be safely applied outside the hospital to treat or prevent ischemic conditions in cases like shock and trauma, heart attack or stroke where low flow or suspended local flow are disrupted.  A readily available infusion package makes it a straightforward tool for emergency medical teams to use on site in order to save a patient’s life, when time is of the essence for survival.

●
Molecular structure: Chemically IPOXYN features a small molecular size compared to RBCs, so it possesses better flow characteristics and circumvents constricted vessels that restrict flow of RBCs and thus the supply of oxygen to tissues and organs.

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

The fields of treatment of oxygen-deprived states have been approached in many ways. These include such techniques at high oxygen concentration, hyperbaric chambers, as well as the more mechanical approaches of vessel dilation and blood thinning.  All have met with minor measures of improvement. In the early 1980’s a number of companies focused on creating specific oxygen carriers that were either (a) blood derived elements, (b) synthetics consisting of Perfluoro chemicals or (c) elements created using recombinant and molecular engineering approaches (red cell modifiers).  Companies including Baxter, Abbot, and Biopure and OPK Biotech for example, used the blood derived approach; Green Cross, Alliance Pharmaceuticals and Synthetic blood focused on synthetics, and Somatogen and Allos Therapeutics tried recombinant and molecular engineering.  All of these approaches were early attempts to meet a need whose main focus has been on a “blood substitute”. Our approach is fundamentally different. Instead of a blood substitute, we are offering a new chemical entity that will deliver oxygen to hypoxic cells.

We are aware of other companies researching the use of hemoglobin as a therapeutic, including programs in China and Japan.  We expect IPOXYN to compete with traditional therapies and with other oxygen delivery pharmaceuticals.  Some of our competitors and potential competitors may have greater financial and other resources to develop, manufacture and market their products. We believe the most immediate competition comes from companies currently conducting clinical trials of investigational hemoglobin solutions.

We believe that these programs are in the preclinical stage of development.  We believe that our use of bovine red blood cells for the production of IPOXYN is an advantage over products made from donated human red blood cells stored for a long period of time and other competitive approaches because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells.

Marketing:

IPOXYN

We believe IPOXYN is a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN can alleviate acute deficiency of oxygen and avert further life threatening complications and muscle and tissue death which can result from a sustained deficiency of oxygen.  Our belief about the safety and efficacy of IPOXYN is based on preliminary good laboratory practices (GLP) testing of a material bio-similar to IPOXYN, where it was found that such bio-similar formulation had no material toxicity on a small group of animals.  We understand that this testing of GLP produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans.  However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN could become a significant new management tool to moderate the inconsistencies of RBC transfusion and become the treatment of choice in critical situations when RBCs are not immediately available.

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

Preliminary data from animal testing conducted by third parties suggests successful use of IPOXYN in hypoxia and critical anemic situations, where hypoxic conditions were critical to animal survival. Early experiments with dogs suggest intervention with IPOXYN will significantly improve survival in induced canine anemia models. This veterinary treatment of canine anemia will be our first target for seeking early regulatory approval in the European Union. As there is substantial commonality between the metabolic functions of humans and other mammals, animal testing becomes a starting point for many clinical development programs that can directly translate into clinical development programs for humans.  The third party testing described here was conducted by a company that developed a bio-similar product to IPOXYN.  Testing included repeated intravenous infusions of the product in dogs that was reported in well documented literature and regulatory filings, and the testing did not result in reported mortality/morbidity of the subject animals. Reports concerning anemic dogs infused with the bio-similar product showed increased plasma hemoglobin levels resulting in an increase of the oxygen carrying capacity of the treated animals.  We have no agreements with the third party that conducted these toxicity tests, or its successors.

We are assembling a medical/scientific advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who are leaders in the field of diabetes, who will guide us through an ongoing clinical trials program.  We may seek to enter into licensing or co-marketing agreements for parts or all of the world in order to avail the Company of the marketing expertise of one or more seasoned pharmaceutical companies. Alternatively, we may engage contract sales organizations from vendors, contract pharmaceutical companies that supply sales services.

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

SUGARDOWN®

We developed SUGARDOWN®, a non-systemic complex carbohydrate-based dietary food supplement to support healthy post-meal blood glucose using proprietary processes and technology. We have unrestricted access to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient supply of SUGARDOWN® to support product distribution across multiple sales channels as a dietary supplement.  Our SUGARDOWN® dietary supplement consists of a complex carbohydrate composition.

Status of Development of SUGARDOWN®

We completed development of SUGARDOWN® as an over the counter (OTC) dietary supplement.  We filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN® which describes the proposed mechanism of action of SUGARDOWN® in reducing post-meal elevation of glucose in the blood.  The Company submitted 30 (thirty) structural and functional claims with the FDA.  We filed a provisional patent with the United States Patent and Trademark Office with regard to SUGARDOWN®.  We received a registered mark for SUGARDOWN®.  General Product Liability Insurance for SUGARDOWN® has been in effect since April 2010.  On January 24, 2012 the Company announced the clinical trial results in healthy volunteers performed at the University of Sydney on SUGARDOWN®. On January 28, 2013, the Company announced the final results of the study conducted at the University of Sydney that showed the post- meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® tablets prior to a high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 56% in post-meal elevation of blood glucose compared with the rice consumed alone.  On average, there was a 25.5% reduction in the post-meal iAUC for glucose and a 20% reduction in post-meal insulin response for the 10 volunteers in the study.  No severe adverse effects were reported or observed during the study.

Marketing:

SUGARDOWN®

We believe SUGARDOWN® is a safe and effective dietary supplement that can help support healthy after-meal blood sugar and support a weight management plan by helping to curb appetite if taken before meals.  The product is ready for limited market release and is currently available for distribution in some Asian markets, and in the U.S. through the Company's product website, www.sugardown.com. In addition, the Company has engaged with Generosus Advisors, LLC and Help Now Network (HNN), a healthcare marketing company to market and sell SUGARDOWN® in the United States.

BTI-7

In July 2011, we submitted a petition to file an Abbreviated New Drug Application (ANDA) for a chewable metformin with the United States Food and Drug Administration (FDA).  In October 2012, the FDA approved the Company’s petition to file an Abbreviated New Drug Application (ANDA) for a new chewable formulation for the diabetes drug metformin hydrochloride. In addition, the FDA ruled that no further clinical investigation is necessary to demonstrate the safety and effectiveness of this proposed product. The Reference Listed Drug at the FDA is Bristol–Myers Squibb’s product, Glucophage®. As an added component of the new formulation, the Company optimized the chemistry of complex carbohydrates known as mannans. Metformin acts by increasing the sensitivity of liver, muscle, and fat tissue to the effects of insulin, thereby lowering the level of glucose in the blood.  The drug is indicated for the treatment of Type 2 diabetes. Of the options available today in oral therapy for Type 2 diabetes, metformin is currently the standard of care, and the Company’s new delivery format may expand usage. Although this proposed product is subject to the Pediatric Research Equity Act (PREA) of 2007, which would require an assessment of safety and effectiveness before the new formulation could be used in the pediatric population, the FDA has ruled that, in this case, no such assessment will be required because the proposed product is “PREA-fulfilled”.

According to market analysts, metformin is the most widely prescribed diabetes drug in the world.  In the U.S. alone, approximately 50 million prescriptions for metformin were filled in 2010.

Our Strengths and Strategies

Leverage Extensive Expertise. Dr. Platt, a Ph.D. chemical engineer, has approximately 30 years of experience in the development of therapeutic drugs and holds many patents. He has been substantially involved in the approval process for a number of drugs, and we anticipate that his expertise shall be crucial as we develop our drugs through the clinical trial and approval process.

Focus on Novel Therapeutic Opportunities Provided by Carbohydrates. We believe our company is one of the pioneers focused on development of carbohydrate-based, anti-necrosis or hypoxia therapeutics and carbohydrate-based dietary supplements for blood glucose management.   As a result of their structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins.

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

Subsidiaries

We currently have no subsidiaries.

Employees

As of March 1, 2014, the Company has eight full-time employees.  Mr. Kenneth Tassey, Jr., our President has entered into a written employment agreement with the Company.  Dr. David Platt, our Chief Executive Officer, Anthony Squeglia, our Chief Financial Officer and five other full time employees do not have written employment agreements with the Company.

Facilities

We currently lease an office located at 1750 Elm Street, Suite 103, Manchester, NH 03104.

Manufacturing

We currently contract with a third-party to manufacture BTI320 and SUGARDOWN® in the United States at a Good Manufacturing Practices (GMP) compliant facility. We expect to have access to a pilot-scale manufacturing facility with adequate capacity to produce IPOXYN for clinical trials and market introduction following FDA/European Medicines Evaluation Agency (EMEA) approval, but no agreement for such access is currently in place. We intend to only utilize manufacturing facilities that we believe are fully compliant with GMP as required by the regulatory authorities in Europe or the United States.

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

Lack of Major Customers

To date we have had limited sales of our products and have one significant customer.  We have entered into an agreement with Advance Pharmaceutical Co. Ltd., a Hong Kong-based pharmaceutical company, for distribution of SUGARDOWN® in Hong Kong, South Korea, China and Macau.  One of our directors, Conroy Chi-Heng Cheng, is also a director of Advance Pharmaceutical Co. Ltd..  We also have engaged with American Medical Supplies to develop markets in Egypt and Saudi Arabia.  We recently engaged with Generosus Advisors, LLC and Help Now Network (HNN), a healthcare marketing company to to market SUGARDOWN® in the United States.  There can be no assurances that these agreements will lead to significant sales.

Patents, Trademarks and Licenses

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to our business.

Our proprietary technologies embodied in IPOXYN and OXYFEX™  include claims under patent number 6,245,316 (Enhancement of Delivery of Radioimaging and Radioprotective Agents) which expires in 2018, and a provisional patent relating to a Hybrid Hemoglobin Molecule and Methods of Use, Application No. 61/285,281, both of which were assigned to the Company by our CEO.

Our CEO also has assigned the trademarks IPOXYN (U.S. Trademark Application No. 77754473) and Avanyx Therapeutics™ (U.S. Trademark Application No. 77806120) to the Company.  Our CEO and our President have assigned the trademark SUGARDOWN® (U.S. Trademark Reg. No. 3,955,414, registered May 3, 2011) to the Company.

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

Government Regulation

New drug approval for clinical use requires extensive research, manufacturing, pre-clinical and clinical studies, packaging, labeling, advertising, promotion, export and marketing, among other things. Both BTI320 and IPOXYN will be subject to extensive regulation by governmental authorities in the United States and other countries. As a therapeutic product administered by intravenous infusion IPOXYN will be regulated as a drug and will require extensive safety and efficacy studies for regulatory approval before it may be commercialized.

Drug Approval Process

In the United States, IPOXYN is a new chemical entity and will require FDA approval. BTI320, as a drug candidate, will also require FDA approval.  Before final approval for marketing for either IPOXYN or BTI320 could occur, the following steps must be completed: preclinical safety animal studies, GMP manufacturing, submission of Investigational New Drug, or IND application for extensive clinical trials to show proof of concept to significant health benefit.

After approval and during clinical studies the FDA can put the drug on "clinical hold."  In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the use of the drug can proceed.  The FDA may stop marketing, or clinical trials, or particular types of trials, by imposing a clinical hold because of safety concerns and potential risk to patients.

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

New Drug Approval for Veterinary Use

The use of new drugs for companion animals requires the filing of a New Animal Drug Application, or NADA, with and approval by the FDA. The requirements for approval are similar to those for new human drugs, exclusive of human trials.  Obtaining NADA approval often requires safety and efficacy clinical field trials in the applicable species and disease, after submission of an Investigational New Animal Drug Application, or INADA, which for non-food animals becomes effective upon acceptance for filing.

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

RISKS RELATED TO OUR BUSINESS

If we do not receive additional funding, we will have to curtail or cease operations.

We have incurred losses totaling $7.3 million since inception through December 31, 2013.  As of December 31, 2013, we had approximately $3.4 million cash on hand. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions. We raised approximately $5.6 million in gross proceeds in private and public placements during the year ended December 31, 2013.  To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

Revenues generated from our operations are not presently sufficient to sustain our operations and we may not generate sufficient sales or other revenue from SUGARDOWN® alone to fund operations.  We will need additional capital to fully implement our business, operating and development plans.  However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all.  To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders.  If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.  If we fail to raise sufficient funds, we would have to curtail or cease operations.

Management has developed what it believes is a viable plan to continue as a going concern.  The plan relies upon our ability to obtain additional sources of capital and financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We are a company with limited operating history which makes it difficult to evaluate our current business and future prospects.

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate.  We have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling or licensing that product, we have no other products currently available for sale, and none are expected to be commercially available for at least eighteen months, if at all.  We may never obtain Food and Drug Administration (“FDA”) approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable.  Our failure to generate revenue and profit would likely cause our securities to decrease in value and/or become worthless.

Additional financing required to implement our business plan may not be available on favorable terms or at all, and we may have to accept financing terms that would adversely affect our shareholders.

We will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN and to a lesser degree on BTI320 that, together with projected general and administrative expenses, we expect will result in  operating losses for the foreseeable future.  We may not generate sales or other revenue from SUGARDOWN® alone to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing.  We have no commitments for any financing at this time, and any financing commitments may result in dilution to our existing stockholders.  We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders.  For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business.  Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders’ interests.  Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales.  If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

Even if our current and anticipated products achieve positive results in clinical trials, we may be unable to commercialize them.  Potential products may fail to receive necessary regulatory approvals, and such products, along with products that do not require regulatory approval, may be difficult to manufacture on a large scale, be uneconomical to produce, fail to achieve market acceptance, or be precluded from commercialization by proprietary rights of third parties.  Our inability to commercialize our products would substantially impair the viability of our company.

Our reliance on a limited number of customers for a significant portion of our revenues could materially and adversely affect our results of operations and liquidity.

During the year ended December 31, 2013, our top customer accounted for 97% of our total revenue.  While we expect this concentration to go down as our business expands, if the concentration remains and we are not able to secure further business from this customer or are unable to replace the business provided by this customer, it may have a material adverse effect on our business, result of operations, financial condition or liquidity.

We are dependent upon two of our officers for management and direction and the loss of these persons could adversely affect our operations and results.

We are dependent upon both Dr. David Platt and Mr. Ken Tassey for implementation of our proposed expansion strategy and execution of our business plan.  The loss of Dr. Platt or Mr. Tassey could have a material adverse effect upon its results of operations and financial position.  We do maintain “key person” life insurance policies for Dr. Platt and Mr. Tassey.

Our lack of operating experience may cause us difficulty in managing our growth which could lead to our inability to implement our business plan.

We have limited experience in marketing and the selling of pharmaceutical products.  Any growth of our Company will require us to expand our management and our operational and financial systems and controls.  If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our operational, managerial and financial resources.

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

In addition, we have limited experience in marketing, sales or distribution, and we recently hired an experienced business development executive to commercialize our pharmaceutical products.  We currently have an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, South Korea, China and Macau for SUGARDOWN®. We also have engaged with American Medical Supplies to develop markets in Egypt and Saudi Arabia.  We recently engaged with Generosus Advisors, LLC and Help Now Network (HNN), a healthcare marketing company to to market SUGARDOWN® in the United States.  If we develop additional commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products and we may need to rely on additional third parties to market our products.

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

We currently maintain product liability insurance for SUGARDOWN®.  There is no guarantee that such insurance will provide adequate coverage against our potential liabilities.  Since we do not currently have any FDA-approved products or other formulations, we do not currently have any other product liability insurance covering commercialized products.  We may not be able to obtain or maintain adequate product liability insurance, when needed, on acceptable terms, if at all, or such insurance may not provide adequate coverage against our potential liabilities.  Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims.  Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be unable to obtain or to maintain clinical trial or directors and officer’s liability insurance on acceptable terms, if at all.  Any inability to obtain and/or maintain insurance coverage on acceptable terms could prevent or limit the commercialization of any products we develop.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payers or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve revenues.

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

If we fail to develop sales, marketing and distribution channels, we could experience delays in generating sales and incur increased costs, which would harm our financial results.

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

If we choose to offer BTI320, IPOXYN, or any other product as a drug, we are required to obtain approval from the FDA to sell our products in the U.S. and from foreign regulatory authorities to sell our products in other countries.  The FDA’s review and approval process is lengthy, expensive and uncertain.  Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate to secure FDA approval.  Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and for the diseases that are to be treated.  Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.  The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices.  As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.  The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process.  Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues.  In addition, if we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

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

Development and protection of our intellectual property are critical to our business.  All of our intellectual property has been invented and/or developed or co-developed by our CEO, Dr. David Platt.  If we do not adequately protect our intellectual property, competitors may be able to practice our technologies.  Our success depends in part on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

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

RISKS RELATING TO OUR COMMON STOCK

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

Trading activity in our common stock is limited. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This could severely limit the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

Investors may face significant restrictions on the resale of our common stock due to federal regulation of penny stocks.

Our common stock is currently quoted on the OTCQB under the symbol BTHE.  Our common stock is subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the Commission defines a penny stock as any equity security not traded on a national exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it.  Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

The market for our common stock is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition;
(4)	conditions and trends in the pharmaceutical industry and/or the market for our pharmaceutical products in general; and
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

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

As of December 31, 2013 we had issued and outstanding (i) 37,362,160 shares of common stock, (ii) warrants issued to the investors in our 2013 private placement collectively exercisable for 8,829,484 shares of common stock (the “Investor Warrants”),  (iii) warrants issued to the placement agent for our 2013 private placement exercisable for 1,808,849 shares of common stock (the "Placement Agent Warrants"), (iv) other warrants exercisable for 1,336,666 shares of common stock, and (v) outstanding stock options exercisable for 5,741,400 shares of common stock.  These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or other applicable exemption.  We believe that our stockholders are currently entitled to sell our shares pursuant to Rule 144 to the extent they satisfy the conditions thereunder.  An aggregate of 17,659,007 shares of outstanding common stock and 8,829,484 shares of common stock issuable upon exercise of outstanding Investor Warrants are registered for resale.  The market price of our capital stock could drop significantly if the holders of the shares being registered hereunder sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock.  These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

We have established “blank check” preferred stock which can be designated by the Company’s board of directors without shareholder approval.

The Company has authorized 5,000,000 shares of preferred stock. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof.  The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors.  Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have.  If preferred stock is designated and issued, then depending upon the designation and preferences, the holders of the preferred stock may exercise voting control over the Company.  As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company.

Our management and four significant shareholders collectively own a substantial majority of our common stock.

Collectively, our officers, our directors and four significant shareholders own or exercise voting and investment control of approximately 67% of our outstanding common stock.  As a result, investors may be prevented from affecting matters involving the Company, including:

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

Certain provisions of Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

The Delaware General Corporation Law contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of our stockholders.  We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibit the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval.  The statutes have the effect of making it more difficult to effect a change in control of a Delaware company.

If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If our auditors or we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified a material weakness in our internal control over financial reporting due to the fact that we did not have a process established to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion.  Remediations were enacted during the year end December 31, 2013 and management has concluded that our internal controls over financial reporting as of December 31, 2013 are effective.

Item 1B.  Unresolved Staff Comments.

Item 1B is not applicable to us because we are a smaller reporting company.

Item 2.  Properties.

We currently do not own any real property.  We currently lease approximately 3,100 square feet of office space with access to common areas located at 1750 Elm Street, Suite 103, Manchester, NH 03104 on a five-year lease that expires on March 31, 2018.  As a result of this the Company currently pays $4,878 per month for its space; and its rental payments will increase annually to $5,591 per month for the one year lease period ending through March 31, 2018.

Item 3.  Legal Proceedings.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  Other than as described in Note 11 – “Subsequent Events” of the Notes to the Financial Statements included in this Annual Report on Form 10-K, the Company is not aware of any outstanding or pending litigation.

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

	Bid Prices ($)
2012 Fiscal Year	High	Low

March 31, 2012*	$0.25	$0.25
June 30, 2012	$1.05	$0.35
September 30, 2012	$0.60	$0.30
December 31, 2012	$0.60	$0.30

2013 Fiscal Year

March 31, 2013	$0.51	$0.30
June 30, 2013	$0.59	$0.30
September 30, 2013	$0.67	$0.15
December 31, 2013	$1.65	$0.59

*For the period beginning February 28, 2012 (commencement of listing on the OTCBB) through March 31, 2012.

On March 11, 2014, the closing price for the common stock on the OTCBB was $0.75 per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC
One University Plaza Suite 505
Hackensack, NJ 07601
Phone:  201-820-2008
Fax:  201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2013 for our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	578,400	$0.68	6,921,600
Equity compensation plans not approved by security holders (2)	5,163,000	$0.37	12,337,000
Total	5,741,400		19,258,600

(1)
Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010.

(2)
Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.   The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options.

Holders

As of March 3, 2014, there were 1,791 holders of record of our common stock.  The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, we made the following sales of unregistered securities that have not previously been reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•
In October 2013 the Company conducted an additional closing of its private placement of securities to related parties and affiliates resulting in the purchase of 153,334 shares of the Company’s common stock and warrants to purchase 76,666 additional shares of common stock at an exercise price of $0.50 per share for total gross proceeds of $46,000. The warrants are exercisable immediately and have a five year term. The Company estimated the relative fair value of the warrants as $13,411 using the Black Scholes model.

•
In October 2013 the Company issued 43,860 shares of its common stock with a fair value of $61,404 in exchange for consulting services rendered during August through October 2013 in connection with a consulting agreement.

•
In October 2013 the Company entered into a consulting agreement under which it is required to pay the consultant a monthly fee consisting of $10,000 paid in cash and a warrant to purchase 265,000 shares of common stock at an exercise price of $0.50 per share.  The warrant associated with the consulting agreement is exercisable immediately and has a five year term.  The Company estimated the fair value of the warrant at $263,036 using the Black Scholes model.

•
In November 2013 the Company issued 22,000 shares of its common stock with a fair value of $32,120 in exchange for consulting services rendered during November 2013 in connection with a consulting agreement.

•
In December 2013 the Company issued 35,316 shares of its common stock with a fair value of $49,292 in exchange for consulting services rendered during September through December 2013 in connection with two separate consulting agreements.

Unless otherwise stated, each of the issuances was made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In connection with the sale of these securities, the Company relied on each of the recipients’ written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  As some shares were issued for services, we received no cash proceeds for the issuance of those shares.  At the time of their issuance, the shares were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

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

Overview

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. David Platt, the Company’s Chief Executive Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger. Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger. Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI320 (formerly PAZ320), is a non-systemic, non-toxic, chewable therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, South Korea, China and Macau.  We also have engaged with American Medical Supplies to develop markets in Egypt and Saudi Arabia.  We recently engaged with Generosus Advisors, LLC and Help Now Network (HNN), a healthcare marketing company to market SUGARDOWN® in the United States.

We must raise new capital to continue our business operations and intend to use the patents and know-how contributed by our CEO and the assets acquired from BTI (as described in Notes 1 and 7 to the audited financial statements included elsewhere in this Form 10-K) to raise capital.  We anticipate the need to raise additional capital to support the planned expansion of our operations over the next 12 months to 24 months.  There is no guarantee that we will be successful in raising additional funds.

Results of Operations

Fiscal 2013 as compared to Fiscal 2012

Revenue

Revenue for fiscal 2013 was $323,412, an increase of $281,158 as compared to revenue of $42,254 for fiscal 2012. The increase was primarily the result of shipments of SUGARDOWN® to one customer.

Gross Margin

Gross margin for fiscal 2013 was $45,207 as compared to a gross margin deficit of ($14,605) for fiscal 2012.  The increase is primarily related to the shipment of product during the third and fourth quarters of fiscal 2013.  The gross margin deficit for fiscal 2012 was primarily the result of fixed overhead costs related to moving to a new fulfillment operations and manufacturing scale-up from small to production grade equipment exceeding revenue.

Research and Development

Research and development expense for fiscal 2013 was $542,492, an increase of $363,554 as compared to $178,938 for fiscal 2012.  The increase is primarily the result of increased research and development activity in preparation for BTI320’s Phase II trial in France and BTI320’s Phase III international trial.

Sales and Marketing

Sales and marketing expense for fiscal 2013 was $329,218, an increase of $96,807 as compared to $232,411 for fiscal 2012.  The expense consists primarily of costs incurred with third parties for product marketing and public relations and non-cash stock-based compensation.

General and Administrative

General and administrative expense for fiscal 2013 was $3,753,742, an increase of $2,717,176 as compared to $1,036,566 for fiscal 2012.  Approximately $991,000 of the increase is related to non-cash, stock-based compensation which includes $624,000 of expense per the terms of a terminated employee’s employment agreement and expense associated with option grants during 2012 and 2013.  Consulting and professional services increased $864,000 and accounting, financial and legal professional fees increased $445,000.  In addition, payroll and payroll related expense increased $272,000 due to additional personnel, rent expense increased $61,000 due to increased space and a full year’s rental and travel and entertainment expenses increased $33,000.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $3,387,428 and accounts payable and accrued expenses of $891,942. For the year ended December 31, 2013 the Company used $2,339,398 of cash in operations.

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI320 or IPOXYN.   We anticipate that our cash resources will be sufficient to fund our planned operations into the second half of fiscal 2014.  We plan to seek additional capital through private placements and public offerings of the Company’s common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to curtail or cease operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

As of September 30, 2013, we disclosed a material weakness in the Company’s internal control over financial reporting due to the fact that the Company did not have a process established to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion.

During the interim period ended December 31, 2013, management hired competent finance staff allowing for adequate levels of review of accounting and financial reporting matters.  Additionally, management engaged a third party consulting firm to assist in the evaluation of internal control over financial reporting.  The combined remediation efforts resulted in an effective closing process that didn’t require any material adjustments to the financial statements for the year ended December 31, 2013 and was the basis for our conclusion.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is information regarding our current directors. Except as set forth below, there are no family relationships between any of our directors or executive officers. Each director holds his office until he resigns or is removed and his successor is elected and qualified.

Name	Age	Position	Term as a Director
David Platt, Ph.D.	60	Chief Executive Officer, Treasurer and Chairman	August 2009 to the Present
Kenneth A. Tassey, Jr.	52	President and Director	November 2010 to the Present
Dale H. Conaway, D.V.M.	58	Director	September 2009 to the Present
Rom E. Eliaz	42	Director	September 2009 to the Present
Henry J. Esber, Ph.D.	75	Director	December 2011 to the Present
S. Colin Neill	67	Director	December 2013 to Present
Conroy Chi-Heng Cheng	36	Director	December 2013 to Present

David Platt, Ph.D. is our Chief Executive Officer, Treasurer and Chairman.  He also served as our President from the inception of the Company in August 2009 through November 2010.  From 2001 to February 2009, Dr. Platt was Chief Executive Officer and Chairman of the Board of Directors of Pro-Pharmaceuticals, Inc., a public company with shares traded on the NYSE Alternext US (formerly the American Stock Exchange) that he co-founded and for which he was the co-developer of their core technology.  From 1995 to 2000, Dr. Platt was Chief Executive Officer and Chairman of the Board of Directors of SafeScience Inc., a Nasdaq-listed company he founded.  From 1992 to 1995, Dr. Platt was the Chief Executive Officer, Chairman of the Board and a founder of International Gene Group, Inc., the predecessor company to SafeScience.  Dr. Platt received a Ph.D. in Chemistry in 1988 from Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Foundation (re-named Barbara Ann Karmanos Institute).  From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan.  Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry.

Kenneth A Tassey, Jr. is our President and a Director of the Company since November 2010, was President, CEO and co-founder of Boston Therapeutics, Inc., a New Hampshire corporation, from June 2009 until its acquisition by the Company in November 2010.  From March 2007 thru March 2009 Mr. Tassey was President of TKCI, a consultant for commercial finance projects.  From March 2005 thru June 2007 Mr. Tassey was President of Liberty Shore LLC, a consultant to businesses and commercial and residential lenders.  Mr. Tassey has a background in business management and operations.

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

Rom E. Eliaz, Ph.D., MBA, a Director of the Company since September 2009, has been a President and CEO of JJ Pharma Inc. since September 2009.  He has also been CEO and Managing Director of Elrom Ventures Corp. since May 2007 and a strategic partner in The Colmen Group since June 2009.  From January 2007 to October 2007 Dr. Eliaz was a Senior Director of Development at Intradigm Corp.  From March 2004 to December 2006 Dr. Eliaz was a Director of Development at Pfizer Inc. (Rinat Neuroscience).  Dr. Eliaz received his Ph.D. (cum laude) in Chemical Engineering and Biotechnology from the Weizmann Institute of Sciences and Ben-Gurion University.  He also holds M.Sc. (summa cum laude) in Chemical Engineering, and a B.Sc. in Chemical Engineering and Biotechnology, both from Ben-Gurion University.  He earned an M.B.A. (cum laude) from Harvard Business School and Boston University program at Ben Gurion University.

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

S. Colin Neill, a Director of the Company since December 2013, became President of Pharmos Corporation in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. He held these positions through November 2012.  From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that developed products and technologies to treat Alzheimer's disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc.; a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President of Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a master's degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill served on the board of Galectin Therapeutics (formerly named Pro-Pharmaceuticals, Inc.) from May 2007 to October 2011 and from April 2004 to June 2008 on the board of OXIS International, Inc.

Mr. Conroy Chi-Heng Cheng, a Director of the Company since December 2013, serves as the Chief Executive Officer of Net Plus Company Limited. He serves as an Executive Director of Net Plus Company Limited. He has been an Executive Director of New World Development Co. Ltd. since June 2010. He serves as a Director of Chow Tai Fook Enterprises Limited. He served as an Independent Non-executive Director of Hong Kong Energy Holdings Limited (alternate name JIC Technology Co. Ltd. & China Renewable Energy Investment Limited) from July 2002 to May 2007. Mr. Cheng has a Bachelor of Arts degree majoring in Economics from the University of Western Ontario, Ontario, Canada in 1999.

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

Name	Age	Position	Term as a Officer
David Platt	60	Chief Executive Officer, Treasurer and Chairman	August 2009 to the Present
Kenneth A. Tassey, Jr.	52	President and Director	November 2010 to the Present
Anthony Squeglia	71	Chief Financial Officer	December 2013 to the Present

Biographical information with respect to Messrs. Platt and Tassey is set forth above.

Anthony Squeglia, Chief Financial Officer and Vice President of Strategic Planning, joined the Company in January 2013 and became Chief Financial Officer in December 2013.  He served as Chief Financial Officer of Pro-Pharmaceuticals, Inc. and Galectin Therapeutics, Inc. from 2007 to 2012.  From 2003 to 2007, Mr. Squeglia was Vice President of Investor Relations for Pro-Pharmaceuticals, Inc. and was instrumental in the Company’s listing on Amex, as well as in its fund-raising activities.  From 2001 to 2003, Mr. Squeglia was a Partner in JFS Advisors, a management consulting firm that delivered strategic services to entrepreneurial businesses that included raising funds, business planning, positioning, branding, marketing and sales channel development.  Previously, Mr. Squeglia helped to successfully launch an IPO for Summa Four, a telecommunications switching company and held senior management positions with Unisys, AT&T, ITT and Colonial Penn. Mr. Squeglia received an M.B.A. from Pepperdine University and a B.B.A. from The Wharton School, University of Pennsylvania.

Management

Edward Shea, Vice President of Business Development joined the Company in 2013 and brings 25 years of bio-pharmaceutical experience in commercial development, marketing and sales, having most recently served as Sr. Eastern Area Sales director, ViroPharma, Inc. Mr. Shea's diverse experience includes more than 15 years of business development, marketing and sales leadership positions with Glaxo SmithKine and Salix Pharmaceuticals, as well as business development experience with two start up biopharmaceutical companies, ViroPharma and Critical Therapeutics. He holds a B.S in Business/Marketing and an M.B.A from Salve Regina University in Newport, RI.

 Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2013, based on a review of SEC filings, the following directors, executive officers and holders of more than 10% of our shares of common stock did not make the following required reports under  Section 16(a) of the Exchange Act.  David Platt, Dale H. Conaway, Rom E. Eliaz, Henry Esber and Carl L. Lueders did not file Form 4s in connection with their grant of stock options in January 2013 described in Item 11 below.  S. Colin Neill and Conroy Chi-Heng did not file a Form 3 with respect to their becoming directors of the Company in December 2013.  Anthony Squeglia did not file a Form 3 with respect to his becoming Chief Financial Officer of the Company in December 2013.

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

Board of Directors Independence

Our Board of Directors consists of seven members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Four of the members of the Board of Directors, Dale H. Conaway, Rom E. Eliaz, Henry J. Esber and S. Colin Neill, are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

We have established an audit committee, which members are comprised of S. Colin Neill, Dale Conaway and Henry Esber.  Mr. Neill serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls.  Mr. Neill serves as our “audit committee financial expert.”  The Company believes that while the members of the committee are collectively capable of analyzing and evaluating financial statements and understanding internal control over financial reporting and disclosure controls procedures, the Board of Directors has determined that only Mr. Neill qualifies as an “audit committee financial expert” who is “independent” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Nominating and Corporate Governance Committee

The Company has established a nominating and corporate governance committee, which members are comprised of Henry Esber, Dale Conaway, and Rom Eliaz.  Mr. Esber acts as chairman of the nominating and corporate governance committee.  The functions of the nominating and corporate governance committee include the following:

●	identifying and recommending to the Board of Directors individuals qualified to serve as members of our Board of Directors and on the committees of the Board;

●	advising the Board with respect to matters of Board composition, procedures and committees; and

●
developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management; and overseeing the annual evaluation of the Board and our management.

Compensation Committee

The Company has established a compensation committee, which members are comprised of Rom Eliaz, Dale Conaway and Henry Esber.  Mr. Esber serves as the chairman of the compensation committee.  The compensation committee is primarily responsible for overseeing and administering our compensation plans and executive compensation matters.

The Board of Directors established each of the above-referenced committees in December 2011.  The Board is in the process of preparing charters for the committees but none of the committees currently has a formal charter.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Board is comprised of Messrs. Esber (chair), Conaway and Eliaz, each a non-employee director of the Company.  None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2013 (the “Audited Financial Statements”).

☐	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

☐
The Audit Committee discussed with McGladrey LLP (“McGladrey”), the Company’s independent auditors for fiscal 2013, the matters required to be discussed by the Public Company Accounting Oversight Audit Committee in Rule 3200T;

☐	The Audit Committee received from the independent auditors the written disclosures regarding auditor independence, discussed with McGladrey its independence from the Company and its management: and

☐
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:	S. Colin Neill (Chairman)
Dale H. Conaway, D.V.M.
Henry J. Esber Ph.D.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (4)	Total Compensation
David Platt, Ph.D., Chief Executive Officer (1)	2013	$71,667	$-	$-	$71,667
	2012	$2,500	$-	$72,081	$74,581
Kenneth A. Tassey, Jr., President	2013	$71,667	$-	$-	$71,667
	2012	$37,000	$-	$-	$37,000
Jonathan Rome, Chief Operating Officer (2)	2013	$-	$-	$-	$-
	2012	$-	$-	$1,514,067	$1,514,067
Anthony Squeglia, Chief Financial Officer (3)	2013	$68,146	$-	$-	$68,146
	2012	$-	$-	$141,170	$141,170

(1)	Dr. Platt also served as Chief Financial Officer during the 2012 and 2013 fiscal years until the election of Anthony Squeglia as Chief Financial Officer on December 4, 2013.

(2)	Mr. Rome became Chief Operating Officer of the Company in November 2012, and his employment with the Company terminated on September 30, 2013.

(3)
Mr. Squeglia was awarded 500,000 stock options under the 2010 Plan for consulting services rendered during 2012. In January 2013, Mr. Squeglia was hired as the Vice President of Strategic Planning and became Chief Financial Officer on December 4, 2013.

(4)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012” below.

Grants of Plan-Based Awards

There were no grants of plan-based awards to the named executive officers in fiscal 2013. The following table shows for the fiscal year ended December 31, 2012, certain information regarding grants of plan-based awards to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)	All Other Option Awards: Number of Securities Underlying Options (1)		Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
David Platt	Option	11/8/12	11/8/12	___	250,000		$0.50	$72,081
Jonathan Rome (4)	Option	11/8/12	11/8/12	___	5,000,000	(4)	$0.50	$1,514,067
Anthony Squeglia (5)	Option	11/8/12	11/8/12	___	500,000	(5)	$0.50	$141,170

(1)
Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant. The stock options granted in 2012 carry an exercise price of $0.50 per share, the closing price of Boston Therapeutics, Inc.’s common stock on the grant date.

(2)
The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2012. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the notes to Boston Therapeutics, Inc.’s audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.

(3)	Annual stock options were granted under our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”) and the Amended and Restated 2010 Stock Plan (the "2010 Plan").

(4)
At the time that Mr. Rome’s employment with the Company was terminated on September 30, 2013, options to purchase 1,666,668 shares were vested. On December 27, 2013, Mr. Rome's option plan was amended and restated to extend the option expiration date to November 1, 2017 and to continue vesting of Mr. Rome's 833,334 options with 416,667 vesting on December 31, 2013 and 416,667 vesting on March 31, 2014. All remaining options were cancelled in accordance with Mr. Rome's termination, effective September 30, 2013.

(5)	Mr. Squeglia was awarded 500,000 stock options under the 2010 Plan for consulting services rendered during 2012.

Outstanding Equity Awards at December 31, 2013

The following table sets forth, for the fiscal year ended December 31, 2013, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL-YEAR END

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Name
David Platt	250,000	—	$0.50	11/08/2019
Jonathan Rome	2,083,333	416,667	$0.50	11/01/2017
Anthony Squeglia	437,500	62,500	$0.50	11/07/2019

(1)
In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2010 and 2011 Plans including the potential for future vesting acceleration.

Option Exercises and Stock Vested in 2013

Our Named Executive Officers did not exercise any stock options during fiscal year 2013.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2013 for service as directors:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dale H. Conaway, D.V.M	$-	$-	$8,041	$-	$-	$-	$8,041
Henry J. Esber, Ph.D.	$-	$-	$6,700	$-	$-	$-	$6,700
Rom E. Eliaz	$-	$-	$2,144	$-	$-	$-	$2,144
Carl L. Lueders (2)	$-	$-	$-	$-	$-	$-	$-
S. Colin Neill (3)	$-	$-	$-	$-	$-	$-	$-
Conroy Chi-Heng Cheng (3)	$-	$-	$-	$-	$-	$-	$-

(1)
The “Option Awards” column reflects non-qualified options to purchase an aggregate of 98,000 shares of the Company’s common stock at an exercise price of $0.50 for a period of 7 years granted effective January 1, 2013 and vesting on December 31, 2013 conditioned on the grantee having attended a minimum of 75% of the Board meetings in 2013 and subject to immediate vesting upon change of control.  These grants were made to compensate directors for their service in 2013.

(2)	Mr. Lueders resigned from his director position in November 2013, resulting in a forfeiture of 35,000 stock options that were granted January 1, 2013.
(3)	Mr. Neill and Mr. Cheng were elected to director positions in December 2013 and therefore not eligible for the 2013 option awards.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R).  Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2013 are included in Note 6 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2013 included herein.

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

Employment Contracts

In August 2011, Mr. Tassey entered into an employment contract with the Company, pursuant to which he is engaged to serve as President and Chief Operating Officer for annual compensation in the amount of $36,000.  In November 2013, the Company increased Mr. Tassey’s annual compensation to $100,000.

The employment agreement between the Company and Mr. Tassey provides for the lump-sum payment of 50% of Mr. Tassey’s annual salary then in effect in the event the agreement is terminated by the Company without cause other than as a result of the death or disability, which would result in a payment of $50,000 to Mr. Tassey based on his current salary level.  In the event of the termination of the agreement as a result of Mr. Tassey’s death or disability, he or his estate is entitled to receive payment of his salary for the balance of the month in which such termination occurs, which would result in a payment of no more than $8,333 to Mr. Tassey based on his then current salary level.  In both instances, Mr. Tassey is entitled to receive any unpaid non-discretionary bonus for the year prior to the year in which the termination occurs.

The employment agreement between the Company and Mr. Tassey further entitles Mr. Tassey to receive benefits on the same basis as employee benefits are generally made available to other senior executives of the Company, including among other items, health, life and disability insurance and participation in any non-discretionary executive bonus or similar plans.

The employment agreement between the Company and Mr. Tassey provides that if he is terminated without cause within 6 months after a change of control he is entitled to receive the lump-sum payment of 50% of Mr. Tassey’s annual salary then in effect in the event the agreement is terminated by the Company without cause other than as a result of the death or disability, which would result in a payment of $50,000 to Mr. Tassey based on his current salary level.  There are no material terms of the contract that provide for payments in connection with the resignation, retirement or other termination of Mr. Tassey or in connection with a change of control.

Other than the agreement with Mr. Tassey described above, there currently are no employment or consulting contracts between the Company and its Named Executive Officers or Directors.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for Named Executive Officers or Directors. Our Named Executive Officers and Directors receive stock options at the discretion of our Board of Directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Named Executive Officers or Directors, except that stock options may be granted at the discretion of our Board of Directors from time to time.

Other than the agreements with Mr. Tassey described above, there are no arrangements between the Company and the Named Executive Officers that provide for payments in connection with the resignation, retirement or other termination of a Named Executive Officer or in connection with a change of control or any other arrangements with any Named Executive Officer with respect to termination of employment or change of control transactions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2013 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	578,400	$0.68	6,921,600
Equity compensation plans not approved by security holders (2)	5,163,000	$0.37	12,337,000
Total	5,741,400		19,258,600

(1)
Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 6—“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010.

(2)
Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.   The 2011 Plan has not been presented to the Company’s stockholders for their consent.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2013, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2013, Boston Therapeutics had 37,362,160 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 1750 Elm Street, Suite 103, Manchester, NH 03104.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)

David Platt (2)**	8,603,585	(3)	22.87%	(3)

Kenneth A. Tassey, Jr.(2)**	3,040,000		8.14%

Jonathan Rome 50 Tice Boulevard Suite A35 Woodcliff Lake, NJ 07677	3,966,333	(4)	9.90%	(4)

Offer Binder Via Armand Fedeli 121 Perugia PG 06132 Italy	2,000,000		5.35%

Advance Pharmaceutical Company Ltd.(5) Rm A 2- 3F, Dai Fu Street Tai Po Industrial Est. Tai Po, New Territories, Hong Kong	1,799,800	(5)	4.82%	(5)

CJY Holdings Limited	10,749,980	(6)	26.25%	(6)

Idan Sahar	1,999,996	(7)	5.26%	(7)

Anthony Squeglia(2)**	611,850	(8)	1.62%	(8)

Dale H. Conaway(2)**	52,100	(9)	*%

Rom E. Eliaz(2)**	28,100	(10)	*%

Henry J. Esber(2)**	49,000	(11)	*%

S. Colin Neill(2)**	100		*%

Conroy Chi-Heng Cheng(2)**	1,799,800	(12)	4.82%	(12)

All Officers and Directors as a Group (8 persons)	14,184,535	(13)	37.11%	(13)

* Less than 1%

** Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 37,362,160 shares of common stock outstanding as of December 31, 2013.

(2)	The business address for these individuals is 1750 Elm Street, Suite 103, Manchester, NH 03104.

(3)
Includes 520,000 shares owned by Dr. Platt's wife and 250,000 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2013. Excludes 20,000 shares held by Dr. Platt's daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt's son as to which Dr. Platt disclaims beneficial ownership.

(4)
Includes 2,083,333 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2013. Includes 625,000 shares issuable pursuant to an outstanding warrant to purchase common stock within 60 days after December 31, 2013.

(5)
Includes 1,799,800 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities.

(6)
Includes 3,583,320 shares issuable pursuant to outstanding warrants to purchase common stock within 60 days after December 31, 2013.  Cheng Chi Him exercises voting and investment control over these securities.

(7)	Includes 666,664 shares issuable pursuant to outstanding warrants to purchase common stock within 60 days after December 31, 2013.

(8)
Includes 437,500 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2013. Includes 50,000 shares issuable pursuant to an outstanding warrant to purchase common stock within 60 days after December 31, 2013. Includes 6,000 shares owned by Mr. Squeglia's wife. Excludes 10,000 shares owned and 5,000 shares issuable pursuant to an outstanding warrant to purchase common stock held by Mr. Squeglia's son as to which Mr. Squeglia disclaims beneficial ownership.

(9)	Includes 50,000 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2013.

(10)	Includes 28,000 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2013.

(11)	Includes 45,000 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2013.

(12)
Includes 1,799,800 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng exercises voting and investment control over these securities.

(13)
Includes 520,000 shares owned by Dr. Platt's wife. Includes 6,000 shares owned by Mr. Squeglia's wife. Includes an aggregate of 810,500 shares issuable pursuant to outstanding stock options within 60 days after December 31, 2013. Includes 50,000 shares issuable pursuant to an outstanding warrant to purchase common stock within 60 days after December 31, 2013. Includes 1,799,800 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Excludes 20,000 shares held by Dr. Platt's daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt's son as to which Dr. Platt disclaims beneficial ownership. Excludes 10,000 shares owned and 5,000 shares issuable pursuant to an outstanding warrant to purchase common stock held by Mr. Squeglia's son as to which Mr. Squeglia disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as otherwise set forth herein, during the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.  There are no transactions presently proposed, except as follows:

Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical Company ("Advance Pharmaceutical"), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN(R) in China. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN(R) for commercial sale in China, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN(R) and related products developed by the Company and a reduced royalty rate for products based on the Company's intellectual property and developed by Advance Pharmaceutical.  Revenue generated through this agreement for the years ended December 31, 2013 and 2012 were $315,000 and $17,000, respectively.

Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2013 and 2012.  The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.

On March 14, 2013 the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited, a company controlled by Conroy Chi-Heng Cheng’s brother Cheng Chi Him. The warrant is exercisable immediately and has a five year term.

In July 2013 CJY Holdings purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July and September 2013.  The warrants have an exercise price of $0.50 per share, are currently exercisable and have a five year term.

Between July 3, 2009 and May 7, 2012, David Platt, the Company’s CEO and then CFO and Ken Tassey, President, loaned an aggregate of $297,820 to the Company and, prior to its merger with the Company, to Boston Therapeutics, Inc., a New Hampshire corporation (“BTHENH”), to fund start-up costs and current operations of the Company and BTHENH pursuant to a series of unsecured promissory notes.  The Company assumed BTHENH’s obligations on the notes issued by BTHENH to Dr. Platt when BTHENH merged into the Company in November 2009.  The notes carry interest at 6.5%.  The notes initially became due and payable at various times between March 31, 2011 and June 30, 2012.  On August 6, 2012, the maturity dates of each of the notes were extended to June 29, 2014.  On August 2, 2013, the maturity dates of each of the notes were extended to June 29, 2015.

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin seeks to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserts he is owed and to be repaid all separation benefits paid to Dr. Platt to date.  The Company capped the amount for which it will indemnify Dr. Platt at an initial maximum of $150,000 and Dr. Platt has agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors, the potential impact of the arbitration on the Company and Dr. Platt’s agreement to reimburse the Company should he prevail.  As of December 31, 2013, the Company recorded legal expense associated with this indemnification of $119,401.

Item 14.  Principal Accountant Fees and Services.

McGladrey LLP (“McGladrey”) is our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended December 31, 2013 and 2012. During the Company’s most two recent fiscal years ended December 31, 2013 and 2012, the Company did not consult with McGladrey on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by McGladrey for the fiscal years ended December 31, 2013 and 2012.

Fee Category	2013	2012

Audit Fees	$98,462	$83,968

Audit-Related Fees	$25,640	$17,180

Tax Fees	$-	$-

All Other Fees	$-	$-

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2012 and 2013.

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

3.1
Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)

4.1	Form of Investor Warrant (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference

4.2	Form of Placement Agent Warrant*

10.1
Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.2
Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.3
Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.4
Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)

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

10.10	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.11	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

23.1	Consent of McGladrey LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)***

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)***

101
The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the year ended December 31, 2013 and December 31, 2012 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

* Filed as an exhibit hereto.

** Certain parts of this document have been omitted based on a confidential treatment approved by the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[***]”. The redacted information is confidential information to the Registrant.

*** These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 14, 2014	By:	/s/ David Platt
David Platt
Chief Executive Officer (Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Platt	Director, Chief Executive Officer	March 14, 2014
David Platt	(Principal Executive Officer)

/s/ Kenneth A. Tassey, Jr.	Director and President	March 14, 2014
Kenneth A. Tassey, Jr.

/s/ Anthony D. Squeglia	Chief Financial Officer	March 14, 2014
Anthony D. Squeglia	(Principal Financial and Accounting Officer)

/s/ Dale H. Conaway	Director	March 14, 2014
Dale H. Conaway

/s/ Rom E. Eliaz	Director	March 14, 2014
Rom E. Eliaz

/s/ Henry J. Esber	Director	March 14, 2014
Henry J. Esber

/s/ S. Colin Neill	Director	March 14, 2014
S. Colin Neill

/s/ Conroy Chi-Heng Cheng	Director	March 14, 2014
Conroy Chi-Heng Cheng

Boston Therapeutics, Inc.
FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

C O N T E N T S

Page
Report of Independent Registered Public Accounting Firm	2F
Financial Statements:
Balance Sheets	3F
Statements of Operations	4F
Statements of Changes in Stockholders’ Equity	5F
Statements of Cash Flows	6F
Notes to Financial Statements	7F-19 F

1-F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boston Therapeutics, Inc.
Manchester, New Hampshire

We have audited the accompanying balance sheets of Boston Therapeutics, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McGladrey LLP

Boston, Massachusetts
March 14, 2014

2-F

Boston Therapeutics, Inc.
Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$3,387,428	$552,315
Accounts receivable	99,786	17,351
Prepaid expenses and other current assets	153,681	9,073
Inventory	110,625	16,809
Total current assets	3,751,520	595,548

Property and equipment, net	15,176	7,075
Intangible assets	696,429	760,714
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$4,535,032	$1,435,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$170,977	$294,187
Accrued expenses and other current liabilities	720,965	146,774
Total current liabilities	891,942	440,961

Notes payable - related parties	297,820	297,820
Total liabilities	1,189,762	738,781

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 and 100,000,000 shares authorized,
37,362,160 and 18,745,706 shares issued and outstanding
at December 31, 2013 and 2012, respectively	37,362	18,746
Additional paid-in capital	10,606,810	3,375,116
Accumulated deficit	(7,298,902)	(2,697,399)
Total stockholders’ equity	3,345,270	696,463

Total liabilities and stockholders’ equity	$4,535,032	$1,435,244

The accompanying notes are an integral part of these financial statements.

3-F

Boston Therapeutics, Inc.
Statements of Operations
For the Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Revenue	$323,412	$42,254
Cost of goods sold	278,205	56,859
Gross margin (deficit)	45,207	(14,605)

Operating expenses:
Research and development	542,492	178,938
Sales and marketing	329,218	232,411
General and administrative	3,753,742	1,036,566

Total operating expenses	4,625,452	1,447,915

Operating loss	(4,580,245)	(1,462,520)

Interest expense	(19,692)	(18,384)
Other income	1,505	-
Foreign currency loss	(3,071)	(3,211)
Net loss	$(4,601,503)	$(1,484,115)

Net loss per share- basic and diluted	$(0.18)	$(0.09)

Weighted average shares outstanding basic and diluted	25,370,626	16,873,903

The accompanying notes are an integral part of these financial statements.

4-F

Boston Therapeutics, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2013 and 2012

Common Stock

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2011	16,223,206	$16,223	$1,621,756	$(1,213,284)	$424,695

Issuance of common stock	2,270,000	2,270	1,011,957	-	1,014,227
Issuance of common stock warrants	-	-	132,773	-	132,773
Issuance of common stock in exchange
for consulting services	252,500	253	128,522	-	128,775
Stock-based compensation	-	-	480,108	-	480,108
Net loss	-	-	-	(1,484,115)	(1,484,115)

Balance at December 31, 2012	18,745,706	18,746	3,375,116	(2,697,399)	696,463

Issuance of common stock, net of issuance costs	18,312,341	18,312	3,551,056	-	3,569,368
Issuance of common stock warrants	-	-	1,616,062	-	1,616,062
Issuance of common stock in exchange
for consulting services	291,009	291	226,775	-	227,066
Issuance of common stock warrants in
exchange for consulting services	-	-	282,901	-	282,901
Cashless exercise of common stock options	13,104	13	(13)	-	-
Stock-based compensation	-	-	1,554,913	-	1,554,913
Net loss	-	-	-	(4,601,503)	(4,601,503)
Balance at December 31, 2013	37,362,160	$37,362	$10,606,810	$(7,298,902)	$3,345,270

The accompanying notes are an integral part of these financial statements.

5-F

Boston Therapeutics, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(4,601,503)	$(1,484,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,103	64,968
Stock-based compensation	1,554,913	480,108
Issuance of common stock and common stock warrants for consulting services	509,967	128,775
Changes in operating assets and liabilities:
Accounts receivable	(82,435)	(17,351)
Inventory	(93,816)	6,787
Prepaid expenses and other current assets	(144,608)	(5,867)
Accounts payable	(123,210)	(47,686)
Accrued expenses	574,191	21,458

Net cash used in operating activities	(2,339,398)	(852,923)

Cash flows from investing activities:
Purchase of property and equipment	(10,919)	(7,757)
Net cash used in investing activities	(10,919)	(7,757)

Cash flows from financing activities:
Proceeds from notes payable - related parties	-	40,000
Proceeds from issuance of common stock and common stock warrants (net of issuance costs)	5,185,430	1,147,000
Net cash provided by financing activities	5,185,430	1,187,000
Net increase in cash and cash equivalents	2,835,113	326,320

Cash and cash equivalents, beginning of period	552,315	225,995
Cash and cash equivalents, end of period	$3,387,428	$552,315

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

1.           GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc.  On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt, the Company’s Chief Executive Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger.  Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger.  Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry to address unmet medical needs in diabetes and inflammatory diseases. We have brought one product, SUGARDOWN®, to market and have begun to make initial sales. We are currently focused on the development of two additional drug products: BTI320, a non-systemic, non-toxic, chewable tablet for reduction of post-meal blood glucose in people living with diabetes that is fully developed, and IPOXYN, an injectable anti-necrosis, anti-hypoxia drug that we are currently developing.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has limited resources and operating history.  As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $7.3 million as of December 31, 2013 and used cash in operations of approximately $2.3 million during the year ended December 31, 2013.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI320 and IPOXYN.  Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI320 or IPOXYN is completed.   Management anticipates that the Company’s cash resources will be sufficient to fund its planned operations into the second half of fiscal 2014.  Management plans to seek additional capital through private placements and public offerings of the Company’s common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to curtail or cease operations.

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

7-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

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

During the years ended December 31, 2013 and 2012, one customer accounted for 97% and 40%, respectively, of the Company’s revenue. During the year ended December 31, 2012, one additional customer accounted for 35% of the Company's revenue.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of December 31, 2013 and 2012. At December 31, 2013 and 2012, the Company has one customer that accounts for 100% of its accounts receivable.  The Company believes there is minimal risk associated with this receivable.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2013 and 2012, the Company recorded depreciation expense of $2,818 and $682, respectively.

Intangible Assets

Intangible assets consist of identifiable finite-lived assets acquired in business acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and are amortized over their economic useful lives on a straight line basis.

8-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

 2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Goodwill

The Company follows the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Goodwill and Other Intangible Assets.  Under ASC 350, goodwill and certain other intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment at least annually.

As the Company operates its business in one operating segment and one reporting unit, the Company’s goodwill is assessed at the Company level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If the Company’s qualitative assessment reveals that goodwill impairment is more likely than not, the Company performs the two-step impairment test. Alternatively, the Company may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test.

During the first step of the goodwill impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure possible goodwill impairment loss. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

The Company performed its impairment review of goodwill utilizing the qualitative assessment method for the year ended December 31, 2013 and concluded that no impairment existed.  The Company performed its impairment review of goodwill utilizing the quantitative assessment method for the year ended December 31, 2012 and concluded no impairment existed.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the year ended December 31, 2013 did not include 5,741,400 and 11,974,999 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2012 did not include 7,708,400 and 645,000 options and warrants, respectively, because of their anti-dilutive effect.

9-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized.  The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2013 and 2012.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of selling, general and administrative expenses in the selling and marketing expenses in the statements of operations.  Advertising costs for the years ended December 31, 2013 and 2012 were $25,068 and $51,497, respectively.

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

The carrying value of the notes payable as of December 31, 2013 and 2012, is not materially different from the fair value of the notes payable.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company has a limited history of market prices of its common stock and as such volatility is estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized in the financial statements on a straight-line basis over the vesting period, based on awards that are ultimately expected to vest.

10-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Stock-Based Compensation - continued

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.            INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at December 31, 2013 and 2012, net of inventory reserves, were as follows:

	2013	2012
Raw materials	$7,672	$13,125
Work in process	-	-
Finished goods	102,953	3,684
Total	$110,625	$16,809

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

4.            ACCRUED EXPENSES

The following table represents the major components of accrued expenses at December 31, 2013 and 2012:

	2013	2012
Professional fees	$331,494	$95,567
Stock subscription	270,000	-
Interest	63,447	44,090
Other current liabilities	56,024	7,117
Total	$720,965	$146,774

11-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

5.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock.  During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000. The amendment went into effect September 7, 2013.

Preferred Stock

No shares of preferred stock have been issued and the terms of such preferred stock have not been designated by the Board of Directors.

Common Stock

On May 7, 2012 the Company issued 20,000 shares of common stock at a price per share of $1.10 and issued a warrant to purchase an additional 20,000 shares of common stock at $1.15 per share for gross proceeds of $22,000. The warrant is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $8,754 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

During May 2012 the Company entered into a consulting agreement under which it is required to pay the consultant a monthly fee consisting of 25,000 shares of restricted common stock beginning May 21, 2012 through May 21, 2013. As of December 31, 2012 the Company had issued 150,000 shares due under this agreement for services rendered during June through November 2012 with a fair value of $76,500.  An accrual in the amount of $14,000 representing the fair value of the 33,333 unissued shares for services rendered in December 2012 was included in the accompanying December 31, 2012 balance sheet.  The 33,333 shares were subsequently issued during the year ended December 31, 2013.  An additional 12,000 shares were issued in January 2013 for services performed in January.  The agreement was terminated in January 2013.

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

On November 13, 2012 the Company issued 1,250,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 625,000 additional shares for $1.00 per share for gross proceeds of $625,000. The warrant is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $124,019 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

12-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

5.           STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

On March 14, 2013 the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited, a company controlled by Conroy Cheng's brother Cheng Chi Him. The warrant is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $35,457 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

Between July and September 2013, the Company conducted four closings of its private placement of securities with accredited investors pursuant to which the investors purchased in aggregate 17,659,007 shares of the Company’s common stock and warrants to purchase an additional 8,829,484 shares of common stock at an exercise price of $0.50 per share (the Investor Warrants) for total gross proceeds of $5,297,698. In addition, the Company issued warrants to the Placement Agent in exchange for services to purchase in aggregate 1,808,849 shares for $0.30 per share (the Placement Agent Warrants).  The Investor Warrants and Placement Agent Warrants are currently exercisable and have a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreements and has determined that equity classification is appropriate. The Company estimated the relative fair value of the Investor Warrants associated with the investor subscription agreements and Placement Agent Warrants as $1,279,093 and $288,101, respectively, using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital. In addition, issuance costs paid by the Company in connection with the private placement offering totaled $408,270.  CJY Holdings Limited purchased 6,666,660 shares and 3,333,320 Investor Warrants included in this Private Placement on the same terns as the other participants purchasing shares in the transaction.

During September 2013 the Company issued 52,000 shares of its common stock with a fair value of $22,920 in exchange for consulting services rendered during July through September 2013 in connection with two separate consulting agreements.

During October 2013 the Company conducted an additional closing of its private placement of securities to related parties and affiliates resulting in the purchase of 153,334 shares of the Company’s common stock and warrants to purchase 76,666 additional shares of common stock at an exercise price of $0.50 per share for total gross proceeds of $46,000. The warrant associated with the subscription agreement is exercisable immediately and has a five year term. The Company estimated the relative fair value of the warrants as $13,411 using the Black Scholes model which has been recorded as a component of permanent equity in additional paid in capital.

During October 2013 the Company issued 43,860 shares of its common stock with a fair value of $61,404 in exchange for consulting services rendered during August through October 2013 in connection with a consulting agreement.

During October 2013 the Company entered into a consulting agreement under which it is required to pay the consultant a monthly fee consisting of $10,000 paid in cash and a warrant to purchase 265,000 shares of common stock at an exercise price of $0.50 per share.  The warrant associated with the consulting agreement is exercisable immediately and has a five year term.  The Company estimated the fair value of the warrant at $263,036 using the Black Scholes model which has been recorded as a component of permanent equity in additional paid in capital.

13-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

5.           STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

On November 18, 2013 the Company issued 22,000 shares of its common stock with a fair value of $32,120 in exchange for consulting services rendered during November 2013 in connection with a consulting agreement.

During December 2013 the Company issued 35,316 shares of its common stock with a fair value of $49,292 in exchange for consulting services rendered during September through December 2013 in connection with two separate consulting agreements.

During the year ended December 31, 2013, the Company received $270,000 of cash proceeds in connection with a potential private placement financing expected to be executed during 2014. As of December 31, 2013, the terms of the private placement were not secured and the Company had recorded the $270,000 of proceeds as a stock subscription in accrued expenses and other current liabilities within the accompanying balance sheet.

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of December 31, 2013 and December 31, 2012, there were 578,400 options outstanding under the 2010 Plan.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of December 31, 2013 and December 31, 2012, there were 5,163,000 and 7,130,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to seven years.

The fair value of stock options granted for years ended December 31, 2013 and 2012 was calculated with the following assumptions:

	2013	2012
Risk-free interest rate	0.47% - 1.55%	0.43% - 1.27%
Expected dividend yield	0%	0%
Volatility factor	85% - 96%	85 - 90%
Expected life of option	3.25 to 6 years	3.50 to 7 years

The weighted-average fair value of stock options granted during the years ended December 31, 2013 and 2012, under the Black-Scholes option pricing model was $0.21 and $0.30 per share, respectively. For the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense of $1,554,913 and $480,108, respectively, in connection with share-based payment awards. As of December 31, 2013, there was approximately $173,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 0.70 years.

14-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes the Company’s stock option activity during the years ended December 31, 2013 and 2012:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2011	1,578,400	$0.10-1.85	$0.19
Granted	6,130,000	0.10-0.50	0.48
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of December 31, 2012	7,708,400	$0.10-1.85	$0.42
Granted	708,000	0.42-1.00	0.68
Exercised	(13,104)	0.50	0.50
Options forfeited/cancelled	(2,661,896)	0.42-1.00	0.52
Outstanding as of December 31, 2013	5,741,400	$0.10-1.85	$0.40

During the year ended December 31, 2013, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 20,000 vested options.  The stock options which were exercised had an exercise price of $0.50 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 13,104 shares were issued to the holder with the remaining 6,896 stock options forfeited during the year ended December 31, 2013.

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2013:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,800,000	$0.10	2.87	$2,376,000	1,706,250	$0.10	2.88	$2,252,250
0.42	63,000	0.42	7.01	63,000	63,000	0.42	7.01	63,000
0.50	3,310,000	0.50	4.33	3,045,200	2,830,835	0.50	4.37	2,604,368
0.57	400,000	0.57	4.62	340,000	133,280	0.57	4.62	113,288
1.00	90,000	1.00	4.14	37,800	67,500	1.00	4.14	28,350
1.85	78,400	1.85	1.75	-	78,400	1.85	1.75	-
$0.10-1.85	5,741,400	$0.40	3.89	$5,862,000	4,879,265	$0.39	3.85	$5,061,256

15-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2013:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2011	882,950	$.20
Granted	6,130,000	.30
Forfeited	-	-
Vested	(1,623,367)	.27

Non-vested as of December 31, 2012	5,389,583	$.30
Granted	708,000	.21
Forfeited	(2,655,000)	.30
Vested	(2,580,448)	.29

Non-vested as of December 31, 2013	862,135	$.25

The weighted-average remaining contractual life for options exercisable at December 31, 2013 is 3.89 years. At December 31, 2013 the Company has 12,337,000 and 6,921,600 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $5,061,256 and $418,000 at December 31, 2013 and 2012, respectively.  The aggregate intrinsic value of options exercised during the year ended December 31, 2013 was $12,449.  There were no options exercised during the year ended December 31, 2012.  The actual tax benefit realized from stock option exercises during the year ended December 31, 2013 was $19,000.  There was no actual tax benefit realized from stock options exercises during fiscal 2012.

7.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt advanced $257,820 to BTI to fund start-up costs and operations of the Company. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year were due June 30, 2013. On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015. As of December 31, 2013 and 2012, $63,447 and $44,090, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in China.    Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013.    Revenue generated pursuant to the Agreement for the years ended December 31, 2013 and 2012 were $315,000 and $17,000, respectively.

On March 14, 2013 the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited ("CJY"). The warrant is exercisable immediately and has a five year term. In July 2013 CJY Holdings Limited purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July 2013 and September 2013 discussed in Note 5.  The warrants are exercisable immediately over a five year term with an exercise price of $0.50 per share.  CJY is an entity that is controlled by the sibling of our Director Conroy Chi-Heng Cheng.

16-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

7.           RELATED PARTY TRANSACTIONS - continued

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin seeks to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserts he is owed and to be repaid all separation benefits paid to Dr. Platt to date.  The Company capped the amount for which it will indemnify Dr. Platt at an initial maximum of $150,000 and Dr. Platt has agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors, the potential impact of the arbitration on the Company and Dr. Platt’s agreement to reimburse the Company should he prevail.  As of December 31, 2013, the Company recorded legal expense associated with this indemnification of $119,401.

8.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents, which were obtained through the acquisition of BTI in 2010, are being amortized on a straight-line basis over their estimated useful lives of 14 years.

Intangible assets consist of the following as of December 31:

	2013	2012
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(203,571)	(139,286)
Intangible assets, net	$696,429	$760,714

Amortization expense for each of the years ended December 31, 2013 and 2012 was $64,285.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Fiscal year
2014	$64,286
2015	64,286
2016	64,286
2017	64,286
2018	64,286
Thereafter	374,999
$696,429

17-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

9.           PROVISION FOR INCOME TAXES

During the years ended December 31, 2013 and 2012, no provision for income taxes was recorded as the Company generated net operating losses of $2,680,473 and $943,849, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2013	2012
Net operating loss carryforwards	34.0%	34.0%
State taxes, net of federal benefit	5.5%	6.3%
Federal research and development tax credit	0.2%	0.0%
Other	(0.5)%	0.0%
Change in deferred tax asset valuation allowance	(39.2)%	(40.3)%
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Net operating loss carryforwards	$1,781,334	$1,064,457
Tax credit carryforwards	12,499	-
Non-qualified stock options	857,613	-
Other temporary differences	164,379	21,786
Gross deferred tax assets	2,815,825	1,086,243
Valuation allowance	(2,815,825)	(1,086,243)

Net deferred tax assets	$-	$-

As of December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of $4,497,182, which begin to expire in years 2029 and 2019, respectively. The Company also has available research and development tax credit carryforwards for federal income tax purposes of $12,499, which begin to expire in year 2032. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2013, the Company increased its valuation allowance by $1,729,582 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2013. Management reevaluates the positive and negative evidence at each reporting period.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2010 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

18-F

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012

10.    COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $73,752 and $15,759 during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, there was $25,381 and $2,267, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2013, are as follows:

Fiscal Year
2014	$60,093
2015	62,169
2016	64,299
2017	66,519
2018	16,770
$269,850

11.   SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2013 through the date of filing, for possible disclosure and recognition in the financial statements.  Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

In January 2014 the Company received a notice of cashless stock option exercise in which the holder elected to exercise 133,280 vested options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company’s stock price and the cashless exercise formula at the date of exercise, 79,016 shares were issued to the holder.

In January 2014 the Company entered into a consulting agreement to market SUGARDOWN® in the United States. In addition to monthly cash payments, the Company will issue 500,000 shares of its common stock upon achievement of certain agreed upon milestones.

In January 2014 the Company entered into an investment banking agreement under which it is required to pay an engagement fee of $25,000 and issue a warrant to purchase 25,000 shares of common stock at an exercise price of $2.00 per share. Additionally, the Company will be required to pay fees subject to completion of certain financing transactions.

During January and February 2014 the Company issued 6,000 shares of its common stock with a fair value of $7,200 in exchange for consulting services rendered during those periods in connection with a consulting agreement.  During February and March 2014, the Company entered into three consulting agreements under which the Company is required to issue consultants monthly cash payments and a total of 300,000 shares of its common stock in exchange for consulting services over a period of one year.

In February 2014 the Board of Directors approved a grant of non-qualified stock options to the independent directors of the Company to purchase an aggregate of 279,000 shares of the Company’s common stock, with the grant to be effective January 1, 2014.  The options were allocated among the directors based on service in, and chairmanship of the Company’s committees and service as lead independent director. The options vest as of December 31, 2014, provided that the directors remain directors on that date and have attended at least 75% of the scheduled meetings of the Board and the committees on which such directors serve during the 2014 calendar year.

In February 2014 the Company granted incentive stock options to members of management and non-management to purchase an aggregate of 700,000 shares of the Company’s common stock at the exercise price of $1.21 per share, of which 350,000 of these options vest immediately.  The remainder vest quarterly over a period of one to two years.  In addition, the Company granted a consultant a non-qualified stock option to purchase up to 50,000 shares of the Company’s common stock at the exercise price of $1.21 per share vesting quarterly over a two year period.

On March 12, 2014, a complaint against the Company and the Company's CEO, David Platt, was filed in Middlesex Superior Court in Massachusetts by Eliezer Zomer. Mr. Zomer alleges that the Company and Dr. Platt have refused to deliver 400,000 shares of the Company's Common Stock that Mr. Zomer believes are owed to him, and seeks delivery of the shares and damages. The Company and Dr. Platt intend to contest the allegations set forth in the complaint.

19-F