Form 10-Q
period 2014-03-31
Boston Therapeutics, Inc.
filed 2014-05-13
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common Stock, $0.001 par value per share	38,381,516 shares

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

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheet (Unaudited)
March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$2,512,404	$3,387,428
Accounts receivable	42,600	99,786
Prepaid expenses and other current assets	47,044	153,681
Inventory	97,572	110,625
Total current assets	2,699,620	3,751,520

Property and equipment, net	17,841	15,176
Intangible assets	680,357	696,429
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$3,469,725	$4,535,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$71,775	$170,977
Accrued expenses and other current liabilities	242,851	720,965
Total current liabilities	314,626	891,942

Notes payable - related parties	297,820	297,820
Total liabilities	612,446	1,189,762

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2014 and December 31, 2013, 38,378,516 and 37,362,160 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	38,378	37,362
Additional paid-in capital	11,684,226	10,606,810
Accumulated deficit	(8,865,325)	(7,298,902)
Total stockholders’ equity	2,857,279	3,345,270

Total liabilities and stockholders’ equity	$3,469,725	$4,535,032

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,	March 31,
	2014	2013

Revenue	$43,827	$23,336
Cost of goods sold	54,558	47,937
Gross margin (deficit)	(10,731)	(24,601)

Operating expenses:
Research and development	269,434	28,661
Sales and marketing	172,735	81,226
General and administrative	1,105,230	528,170
Total operating expenses	1,547,399	638,057

Operating loss	(1,558,130)	(662,658)

Interest expense	(4,728)	(4,764)
Other expense	(2,940)	-
Foreign currency loss	(625)	-
Net loss	$(1,566,423)	$(667,422)

Net loss per share- basic and diluted	$(0.04)	$(0.04)
Weighted average shares outstanding basic and diluted	37,451,156	18,880,845

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,566,423)	$(667,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,547	16,500
Stock-based compensation	503,772	192,165
Issuance of common stock for consulting services	74,160	5,250
Changes in operating assets and liabilities:
Accounts receivable	57,186	(3,335)
Inventory	13,053	(8,570)
Prepaid expenses and other current assets	106,637	(36,193)
Accounts payable	(99,202)	61,473
Accrued expenses	(228,114)	24,942
Net cash used in operating activities	(1,121,384)	(415,190)

Cash flows from investing activities:
Purchase of property and equipment	(4,140)	(2,451)
Net cash used in investing activities	(4,140)	(2,451)

Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercises	500	-
Proceeds from issuance of common stock and common stock warrants	250,000	250,000
Net cash provided by financing activities	250,500	250,000

Net decrease in cash and cash equivalents	(875,024)	(167,641)
Cash and cash equivalents, beginning of period	3,387,428	552,315
Cash and cash equivalents, end of period	$2,512,404	$384,674

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$3,000	$-
Non-cash financing activities:
Issuance of common stock for stock subscription received in 2013	$250,000	$-
Value of common stock issued to settle accrued liabilities	$-	$14,000

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2014 and 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320 (formerly PAZ320), a non-systemic, non-toxic, chewable therapeutic compound designed to reduce post-meal glucose elevation; IPOXYN, a continuous intravenous drug for the prevention of necrosis and treatment of ischemia with an initial target indication of lower limb ischemia often associated with diabetes; and SUGARDOWN®, a non-systemic chewable complex carbohydrate  designed to moderate post-meal blood glucose.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $8.9 million and $2.5 million cash on hand as of March 31, 2014. The Company raised $250,000 in gross proceeds in private placements during the three month period ended March 31, 2014.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to seek additional capital through private placements and public offerings of its common stock.  There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2013 included in its Form 10-K filed with the SEC on March 14, 2014. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of March 31, 2014 and the results of operations for the three month periods ended March 31, 2014 and 2013.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the Statements of Operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, the Company has one customer that accounts for 100% of its accounts receivable.  The Company believes there is minimal risk associated with this receivable.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2014 and 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory

Inventory consists of raw materials, work-in-process and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. The Company continues to monitor the valuation of its inventory.

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN®. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped in accordance with the customers’ FOB shipping point terms and collectability is reasonably assured.  In practice, the Company has not experienced or granted significant returns of product. Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

During the three months ended March 31, 2014 and 2013, one customer accounted for 97% and 89% of the Company’s revenue, respectively.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company has a limited history of market prices of the common stock as, and as such volatility is estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized in the financial statements on a straight-line basis over the vesting period, based on awards that are ultimately expected to vest.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three months ended March 31, 2014 did not include 6,822,120 and 12,391,669 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2013 did not include 7,926,400 and 895,000 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2014 and 2013

2.             INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at March 31, 2014 and December 31, 2013, net of inventory reserves, were as follows:

	2014	2013
Raw materials	$2,935	$7,672
Work in process	-	-
Finished goods	94,637	102,953
	$97,572	$110,625

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

Common Stock

During the period ended March 31, 2014, the Company issued 99,000 shares of its restricted common stock with a fair value of $74,160 in exchange for consulting services rendered during those periods in connection with three separate consulting agreements.

On March 31, 2014, the Company issued 833,340 shares of common stock at a price per share of $0.60 and issued warrants to purchase 416,670 additional shares of common stock with an exercise price of $1.00 per share for gross proceeds of $500,000.  The Company had received $250,000 of these proceeds during the fourth quarter of 2013 which was recorded as a stock subscription in accrued expenses as of December 31, 2013.   The warrants are exercisable immediately and have a five year term.  The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $125,251 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2014 and 2013

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of March 31, 2014 and December 31, 2013, there were 1,278,400 and 578,400 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of March 31, 2014 and December 31, 2013, there were 5,543,720 and 5,163,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

In February 2014 the Board of Directors approved a grant of non-qualified stock options to the independent directors of the Company to purchase an aggregate of 279,000 shares of the Company’s common stock. The options were allocated among the directors based on service in, and chairmanship of the Company’s committees and service as lead independent director. The options vest as of December 31, 2014, provided that the directors remain directors on that date and have attended at least 75% of the scheduled meetings of the Board and the committees on which such directors serve during the 2014 calendar year. In addition, during the period ended March 31, 2014, the Company granted incentive stock options to members of management, non-management, and directors of the Company to purchase an aggregate of 800,000 shares of the Company’s common stock at exercises prices ranging from $0.69 to $1.21 per share, of which 450,000 of these options vested immediately. The remaining unvested stock options vest quarterly over a period of one to four years. In addition, the Company granted, to consultants of the Company, non-qualified stock options to purchase up to 140,000 shares of the Company’s common stock at exercise prices ranging from $1.00 to $1.21 per share vesting over a one to two year period.

The fair value of stock options granted or revalued for three months ended March 31, 2014 and 2013 was calculated with the following assumptions:

	2014	2013
Risk-free interest rate	0.55% - 2.29%	0.66% - 1.00%
Expected dividend yield	0%	0%
Volatility factor	85.6 – 98.4%	85%
Expected life of option	2.50 to 7 years	4.50 to 6 years

The weighted-average fair value of stock options granted during the three months ended March 31, 2014 and 2013, under the Black-Scholes option pricing model was $0.83 and $0.25 per share, respectively.

The Company recognized $503,772 and $192,165 of stock-based compensation costs in the accompanying statement of operations for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $584,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.25 years.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2014:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	5,741,400	$0.10-1.85	$0.40
Granted	1,219,000	0.69-1.21	1.15
Exercised	(84,016)	0.10-0.57	0.54
Options forfeited/cancelled	(54,264)	0.57	0.57
Outstanding as of March 31, 2014	6,822,120	$0.10-1.85	$0.54

During the three months ended March 31, 2014, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 133,280 common stock options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 79,016 shares were issued to the holder during the period ended March 31, 2014 with the remaining 54,264 options forfeited.  In addition, the Company also received $500 for stock options exercised.  There were no stock options exercises in the three months ended March 31, 2013.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2014 and 2013

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2014:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	2.63	$1,112,900	1,795,000	$0.10	2.63	$1,112,900
0.42	63,000	0.42	6.76	18,900	63,000	0.42	6.76	18,900
0.50	3,310,000	0.50	4.09	728,200	3,310,000	0.50	4.09	728,200
0.57	266,720	0.57	4.37	40,008	50,000	0.57	4.37	7,500
0.69	100,000	0.69	9.96	3,000	100,000	0.69	9.96	3,000
1.00	180,000	1.00	5.41	-	90,000	1.00	3.89	-
1.21	1,029,000	1.21	9.85	-	275,000	1.21	9.88	-
1.85	78,400	1.85	1.50	-	78,400	1.85	1.50	-
$0.10-1.85	6,822,120	$0.54	4.70	$1,903,008	5,761,400	$0.44	4.00	$1,870,500

The weighted-average remaining contractual life for stock options exercisable at March 31, 2014 is 4.00 years. At March 31, 2014, the Company has 11,956,280 and 6,221,600 options available for grant under the 2011 Plan and 2010 Plan, respectively. The intrinsic value for fully vested, exercisable options was $1,870,500 and $5,061,256 at March 31, 2014 and December 31, 2013, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $71,083.  No actual tax benefit was realized from stock option exercises during these periods.

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2014:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	862,135	$0.25
Granted	1,219,000	0.83
Forfeited	-	-
Vested	(1,095,415)	0.53
Non-vested as of March 31, 2014	985,720	$0.69

 5.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015. As of March 31, 2014 and December 31, 2013, $68,175 and $63,447, respectively, of accrued interest had been included in accrued expenses on the accompanying balance sheet.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2014 and 2013

5.           RELATED PARTY TRANSACTIONS - continued

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in China, Hong Kong, Macau and Korea.    Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board of Directors in December 2013.    Revenue generated pursuant to the Agreement for the three months ended March 31, 2014 and 2013 were $42,600 and $20,688, respectively.

On March 14, 2013, the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares with an exercise price of $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited ("CJY"). The warrant is exercisable immediately and has a five year term. In July 2013 CJY Holdings Limited purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July 2013 and September 2013.  The warrants are exercisable immediately over a five year term with an exercise price of $0.50 per share.  CJY is an entity that is controlled by the sibling of our Director Conroy Chi-Heng Cheng.

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin seeks to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserts he is owed and to be repaid all separation benefits paid to Dr. Platt to date.  The Company capped the amount for which it will indemnify Dr. Platt at an initial maximum of $150,000 and Dr. Platt has agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors, the potential impact of the arbitration on the Company and Dr. Platt’s agreement to reimburse the Company should he prevail.  As of December 31, 2013, the Company recorded legal expense associated with this indemnification of $119,401.  The remaining $30,599 was recorded as legal expense during the three months ended March 31, 2014.

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at March 31, 2014 and December 31, 2013:

	2014	2013
SUGARDOWN® technology and provisional patents	$900,000	$900,000
Less accumulated amortization	(219,643)	(203,571)
Intangible assets, net	$680,357	$696,429

Amortization expense was $16,072 and $16,071 for the three months ended March 31, 2014 and 2013, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the three month periods ended March 31, 2014 and 2013

7.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $14,382 and $19,728 during the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 and December 31, 2013, there was $25,128 and $25,381, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2014 are as follows:

Fiscal year
2014	45,459
2015	62,169
2016	64,299
2017	66,519
2018	16,770
$255,216

8.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2014 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

On April 29, 2014 the Company issued 3,000 shares of its common stock with a fair value of $1,800 in exchange for consulting services rendered during April 2014 in connection with a consulting agreement.

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

Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 (formerly PAZ320), is a non-systemic, non-toxic, chewable therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical to develop markets in Hong Kong, South Korea, China and Macau.  We also have engaged with American Medical Supplies to develop markets in Egypt and Saudi Arabia.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. We raised $250,000 in gross proceeds in private placements during the three months ended March 31, 2014.  As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $8.9 million and $2.5 million cash on hand as of March 31, 2014.    The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Results of Operation

Three Months Ended March 31, 2014 compared to March 31, 2013

Revenue

Revenue for the three months ended March 31, 2014 was $43,827, an increase of $20,491 as compared to revenue of $23,336 for the three months ended March 31, 2013.  During the three months ended March 31, 2013, a $20,600 marketing incentive was granted to one customer for SUGARDOWN® product resulting in a reduction of revenue.

Gross Margin

The Company generated a gross margin deficit for the three months ended March 31, 2014 of ($10,731) as compared to a gross margin deficit of ($24,601) for the three months ended March 31, 2013.  The gross margin deficit for the three months ended March 31, 2014 was primarily related to a one-time material cost charge and continued fixed fulfillment charges.  The improvement in gross margin for the three months ended March 31, 2014 as compared to 2013 is primarily related to the increase in revenue.

Research and Development

Research and development expense for the three months ended March 31, 2014 was $269,434, an increase of $240,773 as compared to $28,661 for the three months ended March 31, 2013.  The increase is primarily the result of expenses associated with Phase II trial activities for BTI-320.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2014 was $172,735, an increase of $91,509 as compared to $81,226 for the three months ended March 31, 2013. The increase is primarily related to the engagement of a healthcare marketing company to market SUGARDOWN® and the hiring of employees to support our sales and marketing initiatives.  Subsequent to the three months ended March 31, 2014, the Company ended the agreement with the healthcare marketing company.

General and Administrative

General and administrative expense for the three months ended March 31, 2014 was $1,105,230, an increase of $577,060 as compared to $528,170 for the three months ended March 31, 2013.  Approximately $313,000 of the increase is related to non-cash, stock-based compensation primarily related to fully vested options granted during the three months ended March 31, 2014.  Consulting and professional services increased $132,000 primarily due to our business development, public relations and investor relations activities.  Accounting, financial and legal professional fees increased $80,000 primarily due to the indemnification of Dr. Platt’s legal costs associated with his arbitration as disclosed in Note 5 of the accompanying Notes to the Unaudited Condensed Financial Statements, as well as the engagement of a finance professional to manage its accounting and financial reporting matters.  In addition, payroll and payroll related expense increased $62,000 due to salary increases, the institution of an employee medical benefit program and the hiring of two new employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014

As of March 31, 2014, we had cash of $2,512,404 and accounts payable and accrued expenses of $314,626. During the three months ended March 31, 2014 the Company used $1,121,384 of cash in operations.

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   We anticipate that our cash resources will be sufficient to fund our planned operations into the second half of fiscal 2014.  We plan to seek additional capital through private placements and public offerings of the Company’s common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to curtail or cease operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only unregistered sales of equity securities made by the Company during the quarter ended March 31, 2014 and not previously reported on Form 8-K are as follows:

During the period ended March 31, 2014, the Company issued 99,000 shares of its restricted common stock with a fair value of $74,160 in exchange for consulting services rendered during those periods in connection with three separate consulting agreements.

On March 31, 2014, the Company issued 833,340 shares of common stock at a price per share of $0.60 and issued warrants to purchase 416,670 additional shares of common stock  with an exercise price of $1.00 per share for gross proceeds of $500,000.  The Company had received $250,000 of these proceeds during the fourth quarter of 2013 which was recorded as a stock subscription in accrued expenses as of December 31, 2013.  The warrants are exercisable immediately and have a five year term.  The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $125,251 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2014 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: May 13, 2014	By:	/s/ David Platt
David Platt
Chief Executive Officer