Form 10-Q
period 2014-06-30
Boston Therapeutics, Inc.
filed 2014-08-08
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common Stock, $0.001 par value per share	38,420,516 shares

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

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheet (Unaudited)
June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,508,790	$3,387,428
Accounts receivable	-	99,786
Prepaid expenses and other current assets	129,366	153,681
Inventory	172,956	110,625
Total current assets	1,811,112	3,751,520

Property and equipment, net	18,459	15,176
Intangible assets	664,286	696,429
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$2,565,764	$4,535,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$95,553	$170,977
Accrued expenses and other current liabilities	398,452	720,965
Total current liabilities	494,005	891,942

Notes payable - related parties	297,820	297,820
Total liabilities	791,825	1,189,762

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2014 and December 31, 2013, 38,414,516 and 37,362,160 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	38,414	37,362
Additional paid-in capital	11,811,945	10,606,810
Accumulated deficit	(10,076,420)	(7,298,902)
Total stockholders’ equity	1,773,939	3,345,270

Total liabilities and stockholders’ equity	$2,565,764	$4,535,032

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30,	June 30,	June 30,
		2013	2014	2013

Revenue	$21,391	$2,118	$65,218	$25,454
Cost of goods sold	21,986	7,971	76,544	55,908
Gross margin (deficit)	(595)	(5,853)	(11,326)	(30,454)

Operating expenses:
Research and development	412,255	19,822	681,689	48,483
Sales and marketing	84,821	67,170	257,556	148,396
General and administrative	708,436	421,570	1,813,666	949,740
Total operating expenses	1,205,512	508,562	2,752,911	1,146,619

Operating loss	(1,206,107)	(514,415)	(2,764,237)	(1,177,073)

Interest expense	(4,940)	(4,823)	(9,668)	(9,587)
Other income (expense)	48	-	(2,892)	-
Foreign currency loss	(96)	-	(721)	-
Net loss	$(1,211,095)	$(519,238)	$(2,777,518)	$(1,186,660)

Net loss per share- basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)
Weighted average shares outstanding basic and diluted	38,397,142	19,328,286	37,924,149	19,104,565

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	For the Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,777,518)	$(1,186,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,370	33,081
Stock-based compensation	609,987	385,031
Issuance of common stock for consulting services	95,700	81,195
Changes in operating assets and liabilities:
Accounts receivable	99,786	16,463
Inventory	(62,331)	(148,430)
Prepaid expenses and other current assets	24,315	(62,795)
Accounts payable	(75,424)	69,991
Accrued expenses	(72,513)	25,021
Net cash used in operating activities	(2,122,628)	(787,103)

Cash flows from investing activities:
Purchase of property and equipment	(6,510)	(2,451)
Net cash used in investing activities	(6,510)	(2,451)

Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercises	500	-
Proceeds from issuance of common stock and common stock warrants	250,000	250,000
Net cash provided by financing activities	250,500	250,000

Net decrease in cash and cash equivalents	(1,878,638)	(539,554)
Cash and cash equivalents, beginning of period	3,387,428	552,315
Cash and cash equivalents, end of period	$1,508,790	$12,761

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$3,000	$-
Non-cash financing activities:
Issuance of common stock for stock subscription received in 2013	$250,000	$-
Value of common stock issued to settle accrued liabilities	$-	$14,000

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320 (formerly PAZ320), a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation; IPOXYN, a continuous intravenous drug for the prevention of necrosis and treatment of ischemia with an initial target indication of lower limb ischemia often associated with diabetes; and SUGARDOWN®, a non-systemic complex carbohydrate designed to moderate post-meal blood glucose.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $10.1 million and $1.5 million cash on hand as of June 30, 2014. The Company raised $250,000 in gross proceeds in private placements during the six months ended June 30, 2014.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to seek additional capital through private placements and public offerings of its common stock.  There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2013 included in its Form 10-K filed with the SEC on March 14, 2014. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2014 and the results of operations for the three and six month periods ended June 30, 2014 and 2013.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of June 30, 2014 and December 31, 2013.  At December 31, 2013, the Company had one customer that accounted for 100% of its accounts receivable.  The Company believes there is minimal risk associated with this receivable.  As of June 30, 2014, there was no outstanding accounts receivable.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

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

During the three months ended June 30, 2014, one customer accounted for 92% of the Company’s revenue.  There were no sales to this one customer during the three months ended June 30, 2013.  During the six months ended June 30, 2014 and 2013, one customer accounted for 96% and 81% of the Company’s revenue, respectively.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for both the three and six month periods ended June 30, 2014 did not include 6,754,620 and 12,391,669 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for both the three and six month periods ended June 30, 2013 did not include 8,921,400 and 1,898,400 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The company is currently evaluating the impact of this standard on its consolidated financial statements.

2.             INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at June 30, 2014 and December 31, 2013, net of inventory reserves, were as follows:

	2014	2013
Raw materials	$1,259	$7,672
Work in process	-	-
Finished goods	171,697	102,953
	$172,956	$110,625

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

3.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000.  The amendment went into effect on September 7, 2013.

Common Stock

During the three months ended March 31, 2014, the Company issued 99,000 shares of its restricted common stock with a fair value of $74,160 in exchange for consulting services rendered during those periods in connection with three separate consulting agreements.

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

During the three months ended June 30, 2014, the Company issued 36,000 shares of its restricted common stock with a fair value of $21,540 in exchange for consulting services rendered during those periods in connection with two separate consulting agreements.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of June 30, 2014 and December 31, 2013, there were 1,278,400 and 578,400 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of June 30, 2014 and December 31, 2013, there were 5,476,220 and 5,163,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

In February 2014 the Board of Directors approved a grant of non-qualified stock options to the independent directors of the Company to purchase an aggregate of 279,000 shares of the Company’s common stock. The options were allocated among the directors based on service in, and chairmanship of the Company’s committees and service as lead independent director. The options vest as of December 31, 2014, provided that the directors remain directors on that date and have attended at least 75% of the scheduled meetings of the Board and the committees on which such directors serve during the 2014 calendar year. In addition, during the period ended March 31, 2014, the Company granted incentive stock options to members of management, non-management, and directors of the Company to purchase an aggregate of 800,000 shares of the Company’s common stock at exercises prices ranging from $0.69 to $1.21 per share, of which 450,000 of these options vested immediately. The remaining unvested stock options vest quarterly over a period of one to four years. In addition, the Company granted, to consultants of the Company, non-qualified stock options to purchase up to 140,000 shares of the Company’s common stock at exercise prices ranging from $1.00 to $1.21 per share vesting over a one to two year period.  There were no stock options granted during the three months ended June 30, 2014.

The fair value of stock options granted or revalued for the three and six months ended June 30, 2014 and 2013 was calculated with the following assumptions:
	2014	2013
Risk-free interest rate	0.55% - 2.29%	0.49% - 1.55%
Expected dividend yield	0%	0%
Volatility factor	85.6 – 98.4%	85%
Expected life of option	2.50 to 7 years	4.50 to 6 years

The weighted-average fair value of stock options granted during the six month periods ended June 30, 2014 and 2013, under the Black-Scholes option pricing model was $0.83 and $0.25 per share, respectively.

The Company recognized $106,215 and $192,864 of stock-based compensation costs in the accompanying statement of operations for the three months ended June 30, 2014 and 2013, respectively. The Company recognized $609,987 and $385,031 of stock-based compensation costs in the accompanying statement of operations for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $435,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.35 years.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2014:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	5,741,400	$0.10-1.85	$0.40
Granted	1,219,000	0.69-1.21	1.15
Exercised	(84,016)	0.10-0.57	0.54
Options forfeited/cancelled	(121,764)	0.57-1.00	0.81
Outstanding as of June 30, 2014	6,754,620	$0.10-1.85	$0.53

During the quarter ended March 31, 2014, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 133,280 common stock options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 79,016 shares were issued to the holder during the quarter ended March 31, 2014 with the remaining 54,264 options forfeited.  In addition, the Company also received $500 for stock options exercised.  There were no stock option exercises during the three months ended June 30, 2014.  Additionally, there were no stock option exercises during the six months ended June 30, 2013.

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2014:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	2.38	$825,700	1,795,000	$0.10	2.38	$825,700
0.42	63,000	0.42	6.51	8,820	63,000	0.42	6.51	8,820
0.50	3,310,000	0.50	3.84	198,600	3,310,000	0.50	3.84	198,600
0.57	266,720	0.57	4.12	-	100,000	0.57	4.12	-
0.69	100,000	0.69	9.71	-	100,000	0.69	9.71	-
1.00	112,500	1.00	0.38	-	112,500	1.00	0.38	-
1.21	1,029,000	1.21	9.60	-	312,500	1.21	9.63	-
1.85	78,400	1.85	1.25	-	78,400	1.85	1.25	-
$0.10-1.85	6,754,620	$0.53	4.36	$1,033,120	5,871,400	$0.45	3.73	$1,033,120

The weighted-average remaining contractual life for stock options exercisable at June 30, 2014 is 3.73 years. At June 30, 2014, the Company has 11,926,660 and 6,221,600 options available for grant under the 2011 Plan and 2010 Plan, respectively. The intrinsic value for fully vested, exercisable options was $1,033,120 and $5,061,256 at June 30, 2014 and December 31, 2013, respectively. The aggregate intrinsic value of options exercised during the quarter ended March 31, 2014 was $71,083.  There were no options exercised in the three months ended June 30, 2014.  No actual tax benefit was realized from stock option exercises during these periods.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2014:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	862,135	$0.25
Granted	1,219,000	0.83
Forfeited	(67,500)	0.46
Vested	(1,205,415)	0.52
Non-vested as of June 30, 2014	808,220	$0.74

 5.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015.  Effective June 30, 2014, the outstanding notes of $297,820 were amended to extend the maturity dates to June 30, 2016.  As of June 30, 2014 and December 31, 2013, $73,001 and $63,447, respectively, of accrued interest had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in China, Hong Kong, Macau and Korea.    Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board of Directors in December 2013.    Revenue generated pursuant to the Agreement for the three and six month periods ended June 30, 2014 were $19,766 and $62,366, respectively.  Revenue generated for the three and six month periods ended June 30, 2013 were $0 and $20,688, respectively.

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

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin seeks to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserts he is owed and to be repaid all separation benefits paid to Dr. Platt to date.  The Company initially capped the amount for which it will indemnify Dr. Platt at an initial maximum of $150,000 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors, the potential impact of the arbitration on the Company and Dr. Platt’s agreement to reimburse the Company should he prevail.  On May 27, 2014, the Board agreed to increase the indemnification by $50,000 to cover outside expenses associated with the arbitration hearings.  As of December 31, 2013, the Company recorded legal expense associated with this indemnification of $119,401.  The remaining $30,599 was recorded as legal expense during the three months ended March 31, 2014.  The Company recorded an additional $32,697 related to the increased indemnification during the three months ended June 30, 2014. In July 2014, the arbitration was concluded in favor of Dr. Platt.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at June 30, 2014 and December 31, 2013:

	2014	2013
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(235,714)	(203,571)
Intangible assets, net	$664,286	$696,429

Amortization expense was $16,072 and $32,143 for the three and six months ended June 30, 2014 and 2013, respectively.

7.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $14,382 and $29,512 during the three months ended June 30, 2014 and 2013, respectively.  The Company recognized rent expense of $28,762 and $49,240 during the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, there was $24,355 and $25,381, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2014 are as follows:

Fiscal year
2014	30,306
2015	62,169
2016	64,299
2017	66,519
2018	16,770
$240,063

8.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from June 30, 2014 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

In July 2014, the Company issued 6,000 shares of its common stock with a fair value of $3,120 in exchange for consulting services rendered during June 2014 and July 2014 in connection with one consulting agreement.  The expense for the June services was included in accrued expenses and other current liabilities in the Company’s financial statements for the period ending June 30, 2014.

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

Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 (formerly PAZ320), is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical to develop markets in Hong Kong, South Korea, China and Macau.  We also have engaged with American Medical Supplies to develop markets in Egypt and Saudi Arabia.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. We raised $250,000 in gross proceeds in private placements during the six months ended June 30, 2014.  As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $10.1 million and $1.5 million cash on hand as of June 30, 2014.    The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Results of Operation

Three Months Ended June 30, 2014 compared to June 30, 2013

Revenue

Revenue for the three months ended June 30, 2014 was $21,391, an increase of $19,273 as compared to revenue of $2,118 for the three months ended June 30, 2013.  The increase was primarily the result of a shipment of SUGARDOWN® to one customer.

Gross Margin

The Company generated a gross margin deficit for the three months ended June 30, 2014 of ($595) as compared to a gross margin deficit of ($5,853) for the three months ended June 30, 2013.  The gross margin deficit for the three months ended June 30, 2014 was primarily related to a production cost charge and continued fixed fulfillment charges.  The improvement in gross margin for the three months ended June 30, 2014 as compared to 2013 is primarily related to the increase in revenue.

Research and Development

Research and development expense for the three months ended June 30, 2014 was $412,255, an increase of $392,433 as compared to $19,822 for the three months ended June 30, 2013.  The increase is primarily the result of expenses associated with Phase II clinical trial efforts for BTI-320.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2014 was $84,821, an increase of $17,651 as compared to $67,170 for the three months ended June 30, 2013. The increase is primarily related to the hiring of employees to support our sales and marketing initiatives.

General and Administrative

General and administrative expense for the three months ended June 30, 2014 was $708,436, an increase of $286,866 as compared to $421,570 for the three months ended June 30, 2013.  Accounting, financial and legal professional fees increased approximately $203,000 primarily due to increased legal services, including intellectual property activities and the additional indemnification of Dr. Platt’s legal expenses during the three months ended June 30, 2014, as disclosed in Note 5 of the accompanying Notes to the Unaudited Condensed Financial Statements, as well as the engagement of a finance professional to manage its accounting and financial reporting matters.  Approximately $82,000 of the increase is related to payroll and payroll related expense due to salary increases, and the institution of an employee medical benefit program and the hiring of a new employee.  Approximately $68,000 of the increase is related to severance costs associated with the resignation of the Company’s former President, Kenneth A. Tassey, Jr., effective June 30, 2014.  In addition, travel and entertainment expenses increased approximately $19,800.  Offsetting these increases is a reduction of approximately $89,000 of non-cash, stock-based compensation primarily related to options granted during fiscal 2013.

Six Months Ended June 30, 2014 compared to June 30, 2013

Revenue

Revenue for the six months ended June 30, 2014 was $65,218, an increase of $39,764 as compared to revenue of $25,454 for the six months ended June 30, 2013.  During the three months ended March 31, 2013, a $20,600 marketing incentive was granted to one customer for SUGARDOWN® product resulting in a reduction of revenue.

Gross Margin

The Company generated a gross margin deficit for the six months ended June 30, 2014 of ($11,326) as compared to a gross margin deficit of ($30,454) for the six months ended June 30, 2013.  The gross margin deficit for the six months ended June 30, 2014 was primarily related to material and production cost charges and continued fixed fulfillment charges.  The improvement in gross margin for the six months ended June 30, 2014 as compared to 2013 is primarily related to the increase in revenue.

Research and Development

Research and development expense for the six months ended June 30, 2014 was $681,689, an increase of $633,206 as compared to $48,483 for the six months ended June 30, 2013.  The increase is primarily the result of expenses associated with Phase II clinical trial activities for BTI-320.

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2014 was $257,556, an increase of $109,160 as compared to $148,396 for the six months ended June 30, 2013. The increase is primarily related to the engagement of a healthcare marketing company to market SUGARDOWN® and the hiring of employees to support our sales and marketing initiatives.  The Company ended the agreement during the three months ended June 30, 2014.

General and Administrative

General and administrative expense for the six months ended June 30, 2014 was $1,813,666, an increase of $863,926 as compared to $949,740 for the six months ended June 30, 2013.  Approximately $223,000 of the increase is related to non-cash, stock-based compensation primarily related to fully vested options granted during the quarter ended March 31, 2014.  Consulting and professional services increased approximately $129,000 primarily due to our business development, public relations and investor relations activities.  Accounting, financial and legal professional fees increased approximately $248,000 primarily due to the indemnification of Dr. Platt’s legal costs associated with his arbitration as disclosed in Note 5 of the accompanying Notes to the Unaudited Condensed Financial Statements, as well as the engagement of a finance professional to manage its accounting and financial reporting matters.  In addition, payroll and payroll related expense increased approximately $144,000 due to salary increases, the institution of an employee medical benefit program and the hiring of two new employees.  Lastly, approximately $68,000 of the increase is related to severance costs associated with the resignation of the Company’s former President, Kenneth A. Tassey, Jr., effective June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014

As of June 30, 2014, we had cash of $1,508,790 and accounts payable and accrued expenses of $494,005. During the six months ended June 30, 2014, the Company used $2,122,628 of cash in operations.

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   We anticipate that our cash resources will be sufficient to fund our planned operations into the fourth quarter of fiscal 2014.  We plan to seek additional capital through private placements and public offerings of the Company’s common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to curtail or cease operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only unregistered sales of equity securities made by the Company during the six months ended June 30, 2014 and not previously reported on Form 8-K are as follows:

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

During the three months ended June 30, 2014, the Company issued 36,000 shares of its restricted common stock with a fair value of $21,540 in exchange for consulting services rendered during those periods in connection with two separate consulting agreements.

In July 2014, the Company issued 6,000 shares of its common stock with a fair value of $3,120 in exchange for consulting services rendered during June 2014 and July 2014 in connection with one consulting agreement.  The expense for the June services was included in accrued expenses and other current liabilities in the Company’s financial statements for the period ending June 30, 2014.

Each of the preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits
Exhibit No.	Title of Document

10.1	Separation Agreement and General Release between Boston Therapeutics, Inc. and Kenneth A. Tassey, Jr., effective June 30, 2014*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2014 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August 8, 2014	By:	/s/ David Platt
David Platt
Chief Executive Officer