Form 10-Q
period 2014-09-30
Boston Therapeutics, Inc.
filed 2014-11-07
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2014
Common Stock, $0.001 par value per share	38,472,016 shares

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

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheet (Unaudited)
September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$569,350	$3,387,428
Accounts receivable	93,720	99,786
Prepaid expenses and other current assets	126,258	153,681
Inventory	177,632	110,625
Total current assets	966,960	3,751,520

Property and equipment, net	16,672	15,176
Intangible assets	648,214	696,429
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$1,703,753	$4,535,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$286,681	$170,977
Accrued expenses and other current liabilities	375,978	720,965
Total current liabilities	662,659	891,942

Notes payable - related parties	297,820	297,820
Total liabilities	960,479	1,189,762

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2014 and December 31, 2013, 38,469,016 and 37,362,160 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	38,469	37,362
Additional paid-in capital	11,941,151	10,606,810
Accumulated deficit	(11,236,345)	(7,298,902)
Total stockholders’ equity	743,274	3,345,270

Total liabilities and stockholders’ equity	$1,703,753	$4,535,032

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30,	September 30,	September 30,
		2013	2014	2013

Revenue	$121,493	$217,520	$186,711	$242,974
Cost of goods sold	82,061	118,515	158,605	174,424
Gross margin	39,432	99,005	28,106	68,550

Operating expenses:
Research and development	518,632	151,946	1,200,321	200,428
Sales and marketing	30,086	102,840	287,642	251,236
General and administrative	643,970	954,261	2,457,636	1,904,008
Total operating expenses	1,192,688	1,209,047	3,945,599	2,355,672

Operating loss	(1,153,256)	(1,110,042)	(3,917,493)	(2,287,122)

Interest expense	(5,310)	(4,842)	(14,978)	(14,431)
Other expense	(1,259)	-	(4,151)	-
Foreign currency loss	(101)	(1,979)	(822)	(1,979)
Net loss	$(1,159,926)	$(1,116,863)	$(3,937,444)	$(2,303,532)

Net loss per share- basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.11)
Weighted average shares outstanding basic and diluted	38,435,195	26,025,815	38,094,498	21,411,649

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	For the Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,937,444)	$(2,303,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,229	49,710
Stock-based compensation	681,697	857,851
Issuance of common stock for consulting services	117,415	104,115
Issuance of common stock warrants	35,836	-
Changes in operating assets and liabilities:
Accounts receivable	6,066	(199,767)
Inventory	(67,007)	(173,163)
Prepaid expenses and other current assets	27,423	(60,063)
Accounts payable	115,704	(179,368)
Accrued expenses	(94,987)	80,728
Net cash used in operating activities	(3,062,068)	(1,823,489)

Cash flows from investing activities:
Purchase of property and equipment	(6,510)	(4,698)
Net cash used in investing activities	(6,510)	(4,698)

Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercises	500	-
Proceeds from issuance of common stock and common stock warrants (net of issuance costs)	250,000	5,139,428
Net cash provided by financing activities	250,500	5,139,428

Net (decrease) increase in cash and cash equivalents	(2,818,078)	3,311,241
Cash and cash equivalents, beginning of period	3,387,428	552,315
Cash and cash equivalents, end of period	$569,350	$3,863,556

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$3,753	$-
Non-cash financing activities:
Issuance of common stock for stock subscription received in 2013	$250,000	$-
Value of common stock issued to settle accrued liabilities	$-	$14,000

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320, a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation; IPOXYN, a continuous intravenous drug for the prevention of necrosis and treatment of ischemia with an initial target indication of lower limb ischemia often associated with diabetes; and SUGARDOWN®, a non-systemic complex carbohydrate designed to moderate post-meal blood glucose.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $11.2 million and $569,000 cash on hand as of September 30, 2014. We anticipate that our cash resources will be sufficient to fund our planned operations into December 2014. The Company raised $250,000 in gross proceeds in private placements during the nine months ended September 30, 2014.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management is seeking additional capital through private placements and public offerings of its stock.  There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2013 included in its Form 10-K filed with the SEC on March 14, 2014. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2014 and the results of operations for the three and nine month periods ended September 30, 2014 and 2013.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of September 30, 2014 and December 31, 2013.  At September 30, 2014 and December 31, 2013, the Company had one customer that accounted for 100% of its accounts receivable.  The Company believes there is minimal risk associated with this receivable.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

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

As disclosed in Note 5 of the Notes to Unaudited Condensed Financial Statements, Advance Pharmaceutical Company Ltd., a related party, accounted for 98% and 99% of the Company’s revenue during the three months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014 and 2013, Advance Pharmaceutical accounted for 97% of the Company’s revenue.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for both the three and nine month periods ended September 30, 2014 did not include 6,727,150 and 12,516,669 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for both the three and nine month periods ended September 30, 2013 did not include 5,886,400 and 11,633,337 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In August 2014, the FASB issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern. The new standard addresses management’s responsibility to evaluate whether there is a substantial doubt about the Company’s ability to continue as a going concern.  It requires management to perform interim and annual assessments of the Company ability to continue as a going concern and to provide related disclosures.  The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of this standard on its financial statements.

2.             INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at September 30, 2014 and December 31, 2013, net of inventory reserves, were as follows:

	2014	2013
Raw materials	$63,498	$7,672
Work in process	-	-
Finished goods	114,134	102,953
	$177,632	$110,625

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

Common Stock

During the three months ended March 31, 2014, the Company issued 99,000 shares of its common stock with a fair value of $74,160 in exchange for consulting services rendered during those periods in connection with three separate consulting agreements.

On March 31, 2014, the Company issued 833,340 shares of common stock at a price per share of $0.60 and issued warrants to purchase 416,670 additional shares of common stock with an exercise price of $1.00 per share for gross proceeds of $500,000.  The Company had received $250,000 of these proceeds during the fourth quarter of 2013 which was recorded as a stock subscription in accrued expenses and other current liabilities as of December 31, 2013.   The warrants are exercisable immediately and have a five year term.  The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $125,251 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

3.           STOCKHOLDERS’ EQUITY- continued

Common Stock - continued

During the three months ended June 30, 2014, the Company issued 36,000 shares of its common stock with a fair value of $21,540 in exchange for consulting services rendered during those periods in connection with two separate consulting agreements.

During the three months ended September 30, 2014, the Company issued 54,500 shares of its common stock with a fair value of $21,715 in exchange for consulting services rendered during those periods in connection with seven separate consulting agreements.

In August 2014, the Company issued warrants to purchase 125,000 of common stock with an exercise price of $0.60 to the March 2014 common stock investors in lieu of their registration rights.  The warrants are exercisable immediately and have a five year term.  The Company has evaluated these warrants for proper classification based on terms of the warrant agreement to be $35,836 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid-in capital.

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of September 30, 2014 and December 31, 2013, there were 1,359,650 and 578,400 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of September 30, 2014 and December 31, 2013, there were 5,367,500 and 5,163,000 options outstanding under the 2011 Plan, respectively.

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

During the three months ended September 30, 2014, the Company granted incentive stock options to new management and non-management employees and directors of the Company to purchase an aggregate of 518,000 shares of the Company’s common stock at exercise prices ranging from $0.37 to $0.50, of which 18,000 of these options vested immediately.  The remaining unvested stock options vest quarterly or annually over a period of three to four years.  In addition, the Company granted to one consultant of the Company, a non-qualified stock option to purchase up to 40,000 shares of the Company’s common stock at an exercise price of $0.37 of which 20,000 of these options vested immediately and the remaining 20,000 options are to vest over a one year period.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The fair value of stock options granted or revalued for the three and nine months ended September 30, 2014 and 2013 was calculated with the following assumptions:

	2014	2013
Risk-free interest rate	0.5% - 2.3%	0.5% - 1.6%
Expected dividend yield	0%	0%
Volatility factor	85 – 98%	85%
Expected life of option	2.50 to 7 years	3.25 to 6 years

The weighted-average fair value of stock options granted during the nine month periods ended September 30, 2014 and 2013, under the Black-Scholes option pricing model was $0.68 and $0.21 per share, respectively.

The Company recognized $71,710 and $472,820 of stock-based compensation costs in the accompanying statement of operations for the three months ended September 30, 2014 and 2013, respectively. The Company recognized $681,697 and $857,851 of stock-based compensation costs in the accompanying statement of operations for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $240,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2014:
	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	5,741,400	$0.10-1.85	$0.40
Granted	1,777,000	0.37-1.21	0.94
Exercised	(84,016)	0.10-0.57	0.54
Options forfeited/cancelled	(707,234)	0.57-1.21	0.99
Outstanding as of September 30, 2014	6,727,150	$0.10-1.85	$0.48

During the quarter ended March 31, 2014, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 133,280 common stock options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 79,016 shares were issued to the holder during the quarter ended March 31, 2014 with the remaining 54,264 options forfeited.  In addition, the Company also received $500 for stock options exercised.  There were no additional stock option exercises during the nine months ended September 30, 2014.  There were no stock option exercises during the nine months ended September 30, 2013.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

 4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2014:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	2.13	$448,750	1,795,000	$0.10	2.13	$448,750
0.37	58,000	0.37	7.92	-	38,000	0.37	8.41	-
0.42	63,000	0.42	6.26	-	63,000	0.42	6.26	-
0.43	100,000	0.43	9.86	-	-	0.43	-	-
0.50	3,710,000	0.50	4.25	-	3,343,333	0.50	3.65	-
0.57	100,000	0.57	0.06	-	100,000	0.57	0.06	-
0.69	100,000	0.69	9.46	-	100,000	0.69	9.46	-
1.00	112,500	1.00	0.13	-	112,500	1.00	0.13	-
1.21	610,250	1.21	8.84	-	243,750	1.21	8.18	-
1.85	78,400	1.85	1.00	-	78,400	1.85	1.00	-
$0.10-1.85	6,727,150	$0.48	4.14	$448,750	5,873,983	$0.43	3.36	$448,750

The weighted-average remaining contractual life for stock options exercisable at September 30, 2014 is 3.36 years. At September 30, 2014, the Company has 12,035,380 and 6,140,350 options available for grant under the 2011 Plan and 2010 Plan, respectively. The intrinsic value for fully vested, exercisable options was $448,570 and $5,061,256 at September 30, 2014 and December 31, 2013, respectively. The aggregate intrinsic value of options exercised during the quarter ended March 31, 2014 was $71,083.  There were no additional options exercised in the nine months ended September 30, 2014.  No actual tax benefit was realized from stock option exercises during these periods.

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2014:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	862,135	$0.25
Granted	1,777,000	0.68
Forfeited	(552,970)	0.62
Vested	(1,282,998)	0.51
Non-vested as of September 30, 2014	803,167	$0.56

 5.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015.  Effective June 30, 2014, the outstanding notes of $297,820 were amended to extend the maturity dates to June 30, 2016.  As of September 30, 2014 and December 31, 2013, $77,881 and $63,447, respectively, of accrued interest had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

5.           RELATED PARTY TRANSACTIONS - continued

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in China, Hong Kong and Macau.    Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board of Directors in December 2013.    Revenue generated pursuant to the Agreement for the three and nine month periods ended September 30, 2014 were $119,280 and $181,647, respectively.  Revenue generated for the three and nine month periods ended September 30, 2013 were $215,798 and $236,485, respectively.

On March 14, 2013, the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares with an exercise price of $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited ("CJY"). The warrant is exercisable immediately and has a five year term. In July 2013 CJY Holdings Limited purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July 2013 and September 2013.  The warrants are exercisable immediately over a five year term with an exercise price of $0.50 per share.  CJY is an entity that is controlled by Cheng Chi Him, a brother of our Director, Conroy Chi-Heng Cheng.

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt.  The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company.  On May 27, 2014, the Board agreed to increase the indemnification cap by $50,000 to cover outside expenses associated with the arbitration hearings.  As of December 31, 2013, the Company recorded legal expense associated with this indemnification of $119,401.  The remaining $30,599 was recorded as legal expense during the three months ended March 31, 2014.  The Company recorded an additional $32,697 related to the increased indemnification during the three months ended June 30, 2014. In July 2014, the arbitration was concluded in favor of Dr. Platt.

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and provisional patents are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at September 30, 2014 and December 31, 2013:

	2014	2013
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(251,786)	(203,571)
Intangible assets, net	$648,214	$696,429

Amortization expense was $16,072 and $48,215 for the three and nine months ended September 30, 2014 and 2013, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013

7.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $14,381 and $10,132 during the three months ended September 30, 2014 and 2013, respectively.  The Company recognized rent expense of $43,143 and $59,372 during the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, there was $23,583 and $25,381, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2014 are as follows:

Fiscal year
2014	$15,153
2015	62,169
2016	64,299
2017	66,519
2018	16,770
$224,910

8.           SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from September 30, 2014 through the date of filing, for possible disclosure and recognition in the financial statements and has determined there are no material subsequent events that impact its financial statements or disclosures.

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

Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 (formerly PAZ320), is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical to develop markets in Hong Kong, China and Macau.  We also have engaged with American Medical Supplies to develop markets in Egypt and Saudi Arabia.  We recently engaged Benchworks SD, LLC to exclusive rights to market SUGARDOWN® in North America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. We raised $250,000 in gross proceeds in private placements during the nine months ended September 30, 2014.  As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $11.2 million and $569,000 cash on hand as of September 30, 2014. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Results of Operation

Three Months Ended September 30, 2014 compared to September 30, 2013

Revenue

Revenue for the three months ended September 30, 2014 was $121,493, a decrease of $96,027 as compared to revenue of $217,520 for the three months ended September 30, 2013.  The decrease was primarily the result of decreased shipments of SUGARDOWN® to one customer.

Gross Margin

The Company generated gross margin for the three months ended September 30, 2014 of $39,432 as compared to gross margin of $99,005 for the three months ended September 30, 2013.  The decrease is primarily due to the reduction in revenue and fixed fulfillment charges.

Research and Development

Research and development expense for the three months ended September 30, 2014 was $518,632, an increase of $366,686 as compared to $151,946 for the three months ended September 30, 2013.  The increase is primarily the result of expenses associated with the Phase IIb clinical trial for BTI-320 in patients with Type 2 diabetes conducted in the U.S. that concluded in the three months ended September 30, 2014 as well as an ongoing Phase IIb clinical trial in France.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2014 was $30,086, a decrease of $72,754 as compared to $102,840 for the three months ended September 30, 2013. The decrease is primarily related to non-cash stock-based compensation recorded in the three months ended September 30, 2013 for options previously granted which are now fully vested.

General and Administrative

General and administrative expense for the three months ended September 30, 2014 was $643,970, a decrease of $310,291 as compared to $954,261 for the three months ended September 30, 2013.  The decrease is primarily related to non-cash stock-based compensation recognized during the three months ended September 30, 2013 related to future vesting of options per the terms of a terminated employee’s employment agreement and expense associated with option grants during 2012 and 2013 which are now fully vested.

Nine Months Ended September 30, 2014 compared to September 30, 2013

Revenue

Revenue for the nine months ended September 30, 2014 was $186,711, a decrease of $56,263 as compared to revenue of $242,974 for the nine months ended September 30, 2013.  The decrease was primarily the result of decreased shipments of SUGARDOWN® to one customer.

Gross Margin

The Company generated gross margin for the nine months ended September 30, 2014 of $28,106 as compared to gross margin of $68,550 for the nine months ended September 30, 2013.  The decrease is primarily related to a reduction in revenue, material and production cost charges and continued fixed fulfillment charges during the nine months ended September 30, 2014.

Research and Development

Research and development expense for the nine months ended September 30, 2014 was $1,200,321, an increase of $999,893 as compared to $200,428 for the nine months ended September 30, 2013 The increase is primarily the result of expenses associated with the Phase IIb clinical trial for BTI-320 in patients with Type 2 diabetes conducted in the U.S. that concluded in the three months ended September 30, 2014 as well as an ongoing Phase IIb clinical trial in France.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2014 was $287,642, an increase of $36,406 as compared to $251,236 for the nine months ended September 30, 2013. The increase is primarily related to the engagement of a healthcare marketing company to market SUGARDOWN® and the hiring of employees to support our sales and marketing initiatives offset by a reduction in non-cash stock-based compensation.  The Company ended the healthcare marketing agreement during the three months ended June 30, 2014.

General and Administrative

General and administrative expense for the nine months ended September 30, 2014 was $2,457,636, an increase of $553,628 as compared to $1,904,008 for the nine months ended September 30, 2013.  Accounting, financial and legal professional fees increased approximately $295,000 primarily due to the indemnification of Dr. Platt’s legal costs associated with his arbitration as disclosed in Note 5 of the accompanying Notes to the Unaudited Condensed Financial Statements, as well as the engagement of a finance professional to manage its accounting and financial reporting matters.  Payroll and payroll related expense increased approximately $214,000 due to salary increases, severance costs associated with the resignation of the Company’s former President, the institution of an employee medical benefit program and the hiring of a new employee.  Travel and entertainment expenses increased $75,000 primarily due to investor and industry conferences attended during the nine months ended September 30, 2014.  Consulting and professional services increased approximately $44,000 primarily due to our business development, public relations and investor relations activities.   These increases were offset by a reduction in non-cash, stock-based compensation of approximately $122,000 primarily related to future vesting of options per the terms of a terminated employee’s employment agreement during the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014

As of September 30, 2014, we had cash of $569,350 and accounts payable and accrued expenses and other current liabilities of $662,659. During the nine months ended September 30, 2014, the Company used $3,062,068 of cash in operations.  In October 2014, the Company received approximately $94,000 in payment for its accounts receivable at September 30, 2014.

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   We anticipate that our cash resources will be sufficient to fund our planned operations into December 2014.  We are currently seeking additional capital through private placements and public offerings of the Company’s stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to curtail or cease operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  On March 12, 2014, a complaint against the Company and the Company's CEO, David Platt, was filed in Middlesex Superior Court in Massachusetts by Eliezer Zomer. Mr. Zomer alleged that the Company and Dr. Platt had refused to deliver 400,000 shares of the Company's Common Stock that Mr. Zomer believes are owed to him, and seeks delivery of the shares and damages. In August 2014, the Middlesex Superior Court dismissed Mr. Zomer’s complaint for failure to proceed.

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only unregistered sales of equity securities made by the Company during the nine months ended September 30, 2014 and not previously reported on Form 8-K are as follows:

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

In August 2014, the Company issued warrants to purchase 125,000 of common stock with an exercise price of $0.60 to the March 2014 common stock investors in lieu of their registration rights.  The warrants are exercisable immediately and have a five year term.  The Company has evaluated these warrants for proper classification based on terms of the warrant agreement to be $35,836 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid-in capital.

During the three months ended September 30, 2014, the Company issued 48,500 shares of its restricted common stock with a fair value of $18,595 in exchange for consulting services rendered during those periods in connection with seven separate consulting agreements.

Each of the preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits
Exhibit No.	Title of Document

10.1	Marketing Agreement between Boston Therapeutics, Inc. Benchworks SD LLC dated as of May 14, 2014*.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2014 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 7, 2014	By:	/s/ David Platt
David Platt
Chief Executive Officer