Form 10-K
period 2014-12-31
Boston Therapeutics, Inc.
filed 2015-03-27
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐             No  ☒

At June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $10,404,523.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2015
Common Stock, $0.001 par value per share	38,586,508 Shares

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

PART I

Item 1.  Business.

1. GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009, under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. David Platt, the Company’s Chief Executive Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger. Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger. Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger. Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320, a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, SUGARDOWN®, a dietary supplement designed to reduce post-meal sugar spikes and IPOXYN, a continuous intravenous drug for the prevention of necrosis and treatment of ischemia, with an initial target indication of lower limb ischemia often associated with diabetes.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $12.0 million and $157,000 cash on hand as of December 31, 2014.  We raised $250,000 in gross proceeds in private and public placements during the year ended December 31, 2014.  In March 2015, the Company entered into four different convertible promissory note agreements with an aggregate proceeds balance of $432,000, net of discounts and fees. Management anticipates that our cash resources will be sufficient to fund our planned operations through the second quarter of 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the fourth quarter of fiscal 2014 and into fiscal 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Overview

We are a clinical-stage pharmaceutical company focused on the development, manufacture and commercialization of carbohydrate-based therapeutic drugs and dietary supplements designed to address blood sugar management and inflammatory diseases in a safe and efficient manner.

Currently, our lead pharmaceutical drug candidates are:

•	BTI-320, a non-systemic, carbohydrate-based compound designed to reduce post-meal elevation of blood glucose levels in Type 2 diabetic patients; and

•	IPOXYN, a carbohydrate-based, injectable drug intended to prevent necrosis, or cell death, and to treat hypoxic conditions, such as diabetic foot ulcers and other vascular complications.

Following Phase II clinical trial results reported in 2013 and the recent Phase IIb clinical trial concluded in October 2014, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug Application (or IND) we filed for BTI-320 to treat Type 2 diabetes and weight management.  Joslin Diabetes Center in Boston will serve as the lead clinic for the multi-center, multi-country trial expected to commence in the second quarter of 2015.  The trial is expected to enroll up to 360 patients in the 24 week study which is being designed as a a randomized, placebo-controlled, double blind international multi-center study with two treatment arms.  The primary efficacy endpoint of the trial is the mean change in HbA1c levels from baseline at 24 weeks and will be conducted at a number of international centers located in the U.S., Europe, Asia and Australia.  Development of IPOXYN is in the pre-clinical planning stage.

In addition, we currently sell SUGARDOWN®, a non-systemic, carbohydrate-based dietary supplement designed to support healthy blood glucose levels, over the Internet and by purchase order.

We were formed on August 24, 2009 as a Delaware corporation under the name of Avanyx Therapeutics, Inc. Initially, we focused on our IPOXYN drug candidate. On November 10, 2010, we entered into an Agreement and Plan of Merger with Boston Therapeutics, Inc., a New Hampshire corporation, which added our BTI-320 drug candidate to our pipeline. The transaction provided for (i) the merger of the New Hampshire entity into our company, with our company being the surviving entity, (ii) the issuance by us of 4,000,000 shares of common stock to the stockholders of the New Hampshire entity as consideration for 100% of the outstanding common stock of the New Hampshire entity, and (iii) the change of our corporate name to Boston Therapeutics, Inc.

Novelty of Complex Carbohydrate Science

Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections.  We believe this offers a largely untapped area for treatment by utilizing:

•	in the case of BTI-320 and SUGARDOWN®, modified mannan (a polymer found in plants) to lower the rise in post-prandial blood glucose (PPG, or post-meal blood sugar); and

•	in the case of IPOXYN, hemoglobin as modified by carbohydrate chemistry to deliver oxygen to cells in a necrosis or hypoxic condition.

We use naturally occurring, readily-available plant materials as starting material to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are then formulated into acceptable pharmaceutical formulations.  Using these novel carbohydrate-based candidate compounds that largely bind and inhibit enzymes, we are undertaking the focused pursuit of developing therapies for diabetes and other serious diseases in which enzymes have a demonstrated role in causing the disease.

Our management team, including most notably our Chairman and Chief Executive Officer David Platt, Ph.D., has played a leading role in the development of complex carbohydrate science and a pipeline of carbohydrate-based therapeutics to address a variety of unmet medical needs.  We believe this expertise is particularly valuable as we progress the clinical development of our products and work to expand market awareness and sales of SUGARDOWN®.

BTI-320 and SUGARDOWN® Mechanisms of Action

Diabetes is a chronic disease in which a patient’s inability to produce the hormone insulin in sufficient amounts or at all leads to high levels of glucose in the blood stream, which in turn can cause complications such as heart, kidney and retina disease. The modified mannan in BTI-320 tablets works to lower the rise in post-meal blood glucose in several ways.  First, it binds to long-chain starch polysaccharides in food and to the digestive enzymes that cleave these large sugars into glucose.  Second, it temporarily coats the inside of the small intestine to slow the absorption of glucose. Together, these mechanisms have been shown to lower the rate of absorption of glucose from the small intestine into the blood.

BTI-320 is intended to reduce the amount of glucose available for absorption into the bloodstream.  Most anti-diabetes drugs, also called hypoglycemic drugs, force blood sugar levels down systemically by targeting organs such as the pancreas and the body’s cells, increasing the risk of side effects as has been evidenced in recent FDA findings.  In contrast, BTI-320 targets enzymes in the mouth and small intestine to reduce the uptake of glucose during the digestion of carbohydrate foods.  We believe this preemptive, non-systemic approach to blood sugar management provides for a stronger safety profile.  The BTI-320 profile is enhanced due to its GRAS (Generally Regarded as Safe) classification.  SUGARDOWN® has a similar mechanism of action.

In February 2013, we reported positive results from a Phase II clinical study conducted at Dartmouth-Hitchcock Medical Center that evaluated the safety and efficacy of BTI-320.  The study evaluated BTI-320 in 24 patients with Type 2 diabetes between the ages of 18 and 75 with a body mass index (BMI) of 25-40 kg/m2 and with a HbA1c (a lab test that shows the average level of blood glucose over the previous three months) of less than or equal to 9 percent.  The primary endpoint of this study was to demonstrate a minimum reduction of incremental area under the curve (AUC) of post-meal blood glucose by 20%.

In this study, forty-five percent (45%) of patients responded positively with a forty percent (40%) reduction of post-meal glucose in the blood compared to baseline in a dose-dependent manner.  Additionally, results showed the effect of BTI-320 does not correlate with duration of diabetes, and worked regardless of concurrent diabetes medications. There was no severe hypoglycemia (low blood sugar episodes), gastrointestinal side effects were mild and satiety (fullness) was observed. In the article published in the July/August 2013 issue of the peer reviewed journal, Endocrine Practice, there were no serious adverse events (SAEs) from the data analysis of the open-label dose escalation crossover trial on patients with Type 2 diabetes.

In 2012, we conducted a clinical study at the University of Sydney in Australia that showed the post-meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® prior to a high carbohydrate meal of rice in a dose-dependent manner.  This resulted in a reduction of up to 61 percent in post-meal elevation of blood glucose compared with the rice consumed alone.  On average, there was a 32 percent reduction in the post-meal iAUC for glucose and a 24 percent reduction in post-meal insulin response for the volunteers in the study. No severe adverse effects were reported or observed during the study. SUGARDOWN® was tested in healthy, but overweight, adults with a mean body mass index (BMI) value of 27.3 kg/m2.  This clinical study indicated that SUGARDOWN® can maintain healthy glucose levels even after meals, when sugar tends to spike.

In October 2014, we reported results from a Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates.  The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months.  The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design.  Of the 23 patients that completed the trial, 15 patients did not respond to the rice test meal for unexplained reasons.  The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels.  Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial.  The results of the trial showed BTI-320 as safe and well tolerated, with no adverse events reported and provided information on different patient populations to be used to design the proper protocols for the clinical trial planned for 2015.

IPOXYN and OXYFEX

IPOXYN is a carbohydrate-based, injectible solution that can potentially prevent necrosis, or cell death, and treat hypoxic conditions such as diabetic foot ulcers and other vascular complications of diabetes. IPOXYN, a blood substitute, has a very broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia.  In addition, since donated human blood needs refrigeration and has a shelf life of less than one month, IPOXYN can serve as an adjunct to or replacement for donated blood in trauma and surgery cases when there are human blood supply deficiencies.

Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function. As evidenced by the well-established record of data relating to similar products, the IPOXYN carbohydrate molecule contains oxygen rechargeable iron which picks up oxygen in the lungs, is 5,000 times smaller than a red blood cell (or RBC), and can reach hypoxic tissue more effectively than RBCs. IPOXYN is stable at room temperature, has a five year shelf life and requires no blood type matching. We plan to introduce this product in clinical trials for hypoxic medical conditions.

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

We are also developing OXYFEX, a veterinary analog to IPOXYN. We are unaware of any drug currently on the market for animals that can deliver oxygen, and there is only limited “blood banking” for animals despite a constant need. OXYFEX™ can serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

IPOXYN and OXYFEX consist of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support. We have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN. We are in the process of developing IPOXYN for pre-clinical studies, in order to conduct clinical trials and to file applications with the FDA as applicable. We expect to file an IND application with the FDA in 2016, provided we obtain adequate funding. We expect to have access to the pilot-scale manufacturing facility of a third party with adequate capacity to produce IPOXYN for clinical trials and market introduction.

We have access, subject to adequate funding, to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient quantities of IPOXYN to complete pre-clinical pharmacokinetic, safety and efficacy studies in support of an investigative new drug (IND) filing in the United States in 2016. The primary raw material for IPOXYN is extracted from controlled sourced bovine blood which can be obtained from multiple sources at commodity prices under Good Manufacturing Practice (GMP). There are numerous facilities capable of processing source verified red blood cell extract. We expect to put in place agreements for obtaining and processing these materials upon funding.

Drug Development Status

BTI-320 is our lead product candidate and is currently in Phase II clinical development. We have not initiated any trials or filed any applications with the United States Food and Drug Administration (or FDA) for IPOXYN. Following Phase II clinical trial results reported in 2013 and the recent Phase IIb clinical trial concluded in October 2014, the FDA accepted the Investigational New Drug Application (or IND) we filed for BTI-320 to treat Type 2 diabetes and weight management.  Joslin Diabetes Center in Boston will serve as the lead clinic for the multi-center, multi-country trial expected to commence in the second quarter of 2015.  The trial is expected to enroll up to 360 patients in the 24 week study which is being designed as a a randomized, placebo-controlled, double blind international multi-center study with two treatment arms.  The primary efficacy endpoint of the trial is the mean change in HbA1c levels from baseline at 24 weeks and will be conducted at a number of international centers located in the U.S., Europe, Asia and Australia. Development of IPOXYN is in the pre-clinical planning stage.

BTI-320

In March 2014, following the successful results of the Dartmouth study, we received Institutional Review Board (IRB) approval to initiate a clinical study of BTI-320 in the United States.  In October 2014, we completed a Phase II trial in the United States and are currently undergoing an additional Phase II trial in France.  These trials were designed to build upon the results from our Dartmouth study for BTI-320. In the Dartmouth study, BTI-320 was well tolerated in patients taking various anti-diabetic agents, including Metformin.  The recent clinical trial in the U.S. showed BTI-320 was safe and well tolerated with no adverse events reported. The FDA has accepted an IND we filed for BTI-320 to treat Type 2 Diabetes and weight management.  We plan to commence a multi-center, multi-country clinical trial in 2015 for BTI-320.

IPOXYN

We believe IPOXYN is a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN can alleviate acute deficiency of oxygen and avert further life threatening complications and muscle and tissue death which can result from a sustained deficiency of oxygen. Our belief about the safety and efficacy of IPOXYN is based on preliminary good laboratory practices (GLP) testing of a material bio-similar to IPOXYN, where it was found that such bio-similar formulation had no material toxicity on a small group of animals. We understand that this testing of GLP produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans. However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN could become a significant new management tool to moderate the inconsistencies of RBC transfusion.

In addition to the expansive and broad application development in the field of human medical management, we envision a sizable market in the veterinary field and expect to make a registration filing for this market as soon as we can complete pre-clinical safety and efficacy studies. Clinical safety and efficacy studies under Good Manufacturing Practices have not yet been initiated.

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

Market Opportunity

Diabetes

According to the International Diabetes Federation, in 2013, 382 million people worldwide are living with diabetes and that number is projected to increase to 592 million by 2035. In the United States alone, the Center for Disease Control estimated that there were 26 million people living with diabetes and an estimated 79 million people who were pre-diabetic in 2011. Standard therapies for diabetes include physician recommended diet and exercise, oral hypoglycemic drugs such as Metformin for Type 2 diabetes and insulin injection regimens for people with Type 1 diabetes. The objective of each is to maintain a daily blood glucose level range recommended by a physician. Each of the current therapies alone has its limitations including numerous side effects.

According to Standard & Poor’s, the diabetes drug market is estimated to be $35 billion and is on pace to grow to more than $58 billion by 2018. Pharmaceutical companies have been investigating new approaches to treating diabetes and market value has been maintained in the industry due to the introduction of these new products. We believe that BTI-320 represents a near-term commercial opportunity in a large and growing diabetes market. BTI-320 is pharmacologically differentiated from commercially available PPG drugs.

We believe that many patients with diabetes have suboptimal relief with the use of the above therapies alone or in combination with each other. In addition, other types of PPGs are only effective by themselves in the early stages of impaired glucose tolerance. Our BTI-320 oral formulation is a new class of drug for the treatment of Type 2 diabetes. Human testing to date has shown that it is safe and non-systemic with a benign side effect profile that will be used for the treatment of diabetes. We believe BTI-320 has the potential to be an adjunctive therapy when combined with Metformin, the most prescribed diabetes drug in the U.S. with 50 million prescriptions annually.

Hypoxia

Our injectable drug candidate, IPOXYN, will potentially compete with existing therapies for the treatment of hypoxia or anti-necrosis that according to Global Industry Analysts, Inc. has a global market opportunity of $1 billion. Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function. The standard therapy for acute anemia resulting from blood loss is infusion of RBCs mainly from supplies of donated blood. For prophylactic or long-term treatment of anticipated or chronic anemia, medications that stimulate the creation of new RBCs are frequently used.

Presently, there is no substitute for human blood to deliver oxygen to the body; and transfusions involve certain risks and limitations. The standard therapy for reversing hypoxia is blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine or hyperbaric oxygen therapy (HBOT) is a medical term for using oxygen at a level higher than atmospheric pressure. The HBOT treatment can only be done at a medical facility and each session can cost from $200 to more than $1,000. For decades, oxygen carriers have been developed for perfusion and oxygenation of ischemic tissue; none have yet succeeded in becoming an artificial blood component or blood substitute. These products were either blood-derived elements, synthetic perfluorocarbons, or red blood cell modifiers. According to a Brown University study, there is a global shortage of transfusion suitable blood of 110 million units, and the need for blood is rising 6-7% annually.  IPOXYN, a blood substitute, has a broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia.

Veterinary Market

We plan to commence marketing OXYFEX™ for veterinary applications, which we view as a potentially lucrative market, once we receive the necessary approvals in the U.S. and globally. We estimate that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. We believe that the average veterinary practice treats only a small percentage of canine anemia cases with red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, dietary supplements or inspired oxygen. The FDA Center for Veterinary Medicine approved a bio-similar product to OXYFEX™ named Oxyglobin in 1998 and the European Commission approved Oxyglobin in 1999, in both cases for the treatment of canine anemia, regardless of the cause of the anemia. Oxyglobin is no longer in use. Based upon the prior, limited efforts of the now bankrupt third party that developed Oxyglobin, we believe that the potential veterinary market for OXYFEX™ in the United States alone could exceed $250 million in sales annually within a few years after introduction.

Our Product Candidates

Our primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry to address diabetes and inflammatory diseases.  We are currently focusing on drug candidates. BTI-320, a non-systemic, non-toxic, drug candidate taken before carbohydrate meals, is designed to improve post-meal blood sugar control in patients with Type 2 diabetes.

We are also developing IPOXYN, an injectable drug candidate for prevention of necrosis and treatment of hypoxia.  IPOXYN is a polysaccharide based therapeutic agent using proprietary processes and patented technology. Our IPOXYN drug consists of a stabilized polysaccharide composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

According to Global Industry Analysts, Inc., the global market opportunity for anti-hypoxia or anti-necrosis technology is $1 billion. Early entry global markets include the following:

•	Military
•	Asia (replace Hepatitis C contaminated blood products)
•	Africa (AIDS contaminated blood)
•	Newborns
•	Trauma
•	Lower Limb Ischemia and other vascular complications of diabetes

BTI-320

Overview

BTI-320 is our lead product candidate and is currently in Phase II clinical development. We expect to begin a multi-center, multi-country clinical trial in 2015.

BTI-320 is a Carbohydrate hydrolyzing Enzyme Inhibitors (CHEI) for treatment of patients with Type 2 diabetes. BTI-320 initially targets improved management of post-meal blood sugar in patients currently taking Metformin and potentially other anti-diabetic agents.

BTI-320, a non-systemic, non-toxic, drug candidate taken before carbohydrate meals, is designed to improve post-meal blood glucose control in patients with Type 2 diabetes. BTI-320 acts non-systemically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing available glucose during the period following a meal. BTI-320 initially targets improved management of post-meal blood sugar in patients currently taking Metformin and potentially other anti-diabetic agents.

According to the International Diabetes Federations 2011 report, Guideline for Management of Post-meal Glucose in Diabetes, addressing both post-meal plasma glucose and fasting plasma glucose is an important strategy for achieving optimal glucose control, and that evidence points to a relationship between an acute increase in blood sugar, particularly after a meal, and cardiovascular disease. We completed a BTI-320 Phase II clinical trial in patients with Type 2 diabetes.

Status of Development of BTI-320

BTI-320 is fully developed as a drug candidate.  In October 2011, we announced the initiation of our clinical trial at Dartmouth-Hitchcock Medical Center in New Hampshire to evaluate the safety and efficacy of BTI-320 when added to oral agents or insulin regimen in patients with Type 2 Diabetes Mellitus. In July 2012, we announced the completion of patient enrollment. In February 2013, we announced that BTI-320 reduced the elevation of post-meal blood sugar by forty percent with no serious adverse events. The study evaluated BTI-320 in 24 patients with Type 2 diabetes between the ages of 18 and 75 with a body mass index (BMI) of 25-40 kg/m2 and with HbA1c of less than or equal to nine percent. HbA1c is a lab test that shows the average level of blood sugar (glucose) over the previous three months.

Forty-five percent of patients responded with an average forty percent reduction of post-meal glucose in the blood compared to baseline in a dose-dependent manner. Additionally, results showed the effect of BTI-320 does not correlate with duration of diabetes and works regardless of concurrent diabetes medications. There was no severe hypoglycemia and gastrointestinal side effects were mild. Satiety was also observed. There were no serious adverse events from the data analysis of the open-label dose escalation crossover trial on Type 2 diabetic patients.

The full article for the clinical study was published in the July/August 2013 issue of Endocrine Practice, a peer-reviewed journal.

In October 2014, we reported results from a Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates.  The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months.  The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design.  Of the 23 patients that completed the trial, 15 patients did not respond to the rice test meal for unexplained reasons.  The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels.  Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial.  The results of the trial showed BTI-320 as safe and well tolerated, with no adverse events reported and provided information on different patient populations to be used to design the proper protocols for the clinical trial planned for 2015. We currently have an ongoing Phase IIb trial in France.

Products Competitive with BTI-320

Anti-diabetic drugs. Anti-diabetic drugs treat diabetes mellitus by lowering glucose levels in the blood. With the exceptions of insulin, insulin analogues and Glucagon-like Peptide-1 Agonists, all are administered orally and are thus also called oral hypoglycemic agents or oral anti-hyperglycemic agents. There are different classes of anti-diabetic drugs, and their selection depends on the nature of the diabetes, age and situation of the person, as well as other factors.  BTI-320 is the first compound in a new class of therapies called Carbohydrate-hydrolyzing Enzyme Inhibitor (CHEI) for treatment of patients with Type 2 diabetes. BTI-320 acts non-systematically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing postprandial glucose excursion (post-meal blood sugar elevation).

Secretagogues. Secretagogues, which include Sulfonylureas and Meglitinides, help enhance insulin secretion. Sulfonylureas were the first widely used oral hypoglycemic medications. They are insulin secretagogues, triggering insulin release by direct action on the KATP channel of the pancreatic beta cells. Glipizide (Glucotrol®) falls into this category with side effects including GI discomfort, diarrhea and hypoglycemia.

Sensitizers. Insulin sensitizers address the core problem in Type 2 diabetes—insulin resistance—and include Biguanides and Thiazolidinediones. Among oral hypoglycemic agents, insulin sensitizers are the largest category. Biguanides reduce hepatic glucose output and increase uptake of glucose by the periphery, including skeletal muscle. Although it must be used with caution in patients with impaired liver or kidney function, metformin, a biguanide, has become the most commonly used agent for Type 2 diabetes in children and teenagers. Amongst common diabetic drugs, Metformin is the only widely used oral drug that does not cause weight gain. Metformin is the most prescribed drug in this category whose side effects may be hypoglycemia and lactic acidosis.

Thiazolidinediones (TZDs), also known as “glitazones,” bind to PPARγ, a type of nuclear regulatory protein involved in transcription of genes regulating glucose and fat metabolism. Rosiglitazone (Avandia®) and Pioglitazone (Actos®) fall into this category of anti-diabetic agent.

Alpha-glucosidase inhibitors. Alpha-glucosidase inhibitors are “diabetes pills” but not technically hypoglycemic agents because they do not have a direct effect on insulin secretion or sensitivity. These agents slow the digestion of starch in the small intestine, so that glucose from the starch of a meal enters the bloodstream more slowly, and can be matched more effectively by an impaired insulin response or sensitivity. These agents are effective by themselves only in the earliest stages of impaired glucose tolerance, but can be helpful in combination with other agents in Type 2 diabetes. Acarbose, marketed as Prandase® and Glucobay® is an Alpha-glucosidase Inhibitor.

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

Products Competitive with IPOXYN

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of hypoxia and other diseases. The standard therapy for reversing hypoxia due to acute blood loss may be blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine, also known as hyperbaric oxygen therapy (HBOT), is the medical terminology for using oxygen at a level higher than atmospheric pressure. There are many conditions being treated using this approach including acute blood loss (Hart GB, Lennon PA, Strauss MB. (1987) “Hyperbaric oxygen in exceptional acute blood-loss anemia,” J. Hyperbaric Med 2 (4): 205–210). In the United States, HBOT is recognized as a reimbursable treatment for 14 “approved” conditions and an HBOT session can cost anywhere from $200 in private clinics, to over $1,000 in hospitals. The most common intervention in hypoxic patients is RBC transfusion. The need for intervention to reduce hypoxia can also be affected by medical conditions such as ischemia or cardiopulmonary failure, claudication (cramping caused by blocked arteries in the leg), poor perfusion and other indications, where a combination of below optimal flow and capacity are compromising oxygen delivery.

When compared to RBC transfusion, we believe IPOXYN will have the following advantages:

•	Availability: readily available, with a two year shelf-life (much longer than the two week shelf life for RBCs) and easier to perfuse.

•	Stability: stored at room temperature for months while maintaining its full capacity for oxygen delivery and release and logistical convenience.

•	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.

•	Compatibility: safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.

•
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

•
Molecular structure: Chemically, IPOXYN features a small molecular size compared to RBCs, so it possesses better flow characteristics and circumvents constricted vessels that restrict flow of RBCs and thus the supply of oxygen to tissues and organs.

•	Oxygenation: Due to its high solubility, it has high capacity and faster exchange of oxygen in tissues, as well as facilitating the release of oxygen from RBCs for overall unparalled efficiency.

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

The fields of treatment of oxygen-deprived states have been approached in many ways. These include such techniques as high oxygen concentration, hyperbaric chambers, as well as the more mechanical approaches of vessel dilation and blood thinning. All have met with minor measures of improvement. In the early 1980’s a number of companies focused on creating specific oxygen carriers that were either (a) blood derived elements, (b) synthetics consisting of Perfluoro chemicals or (c) elements created using recombinant and molecular engineering approaches (red cell modifiers). Companies including Baxter, Abbot, and Biopure and OPK Biotech, for example, used the blood derived approach; Green Cross, Alliance Pharmaceuticals and Synthetic blood focused on synthetics, and Somatogen and Allos Therapeutics tried recombinant and molecular engineering. All of these approaches were early attempts to meet a need whose main focus has been on a “blood substitute”. Our approach is fundamentally different. Instead of a blood substitute, we are offering a new chemical entity that will deliver oxygen to hypoxic cells.

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

SUGARDOWN®

We have developed and currently produce and sell SUGARDOWN®, a non-systemic complex carbohydrate-based dietary food supplement to support healthy post-meal blood glucose using proprietary processes and technology. We have unrestricted access to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient supply of SUGARDOWN® to support product distribution across multiple sales channels as a dietary supplement. Our SUGARDOWN® dietary supplement consists of a complex carbohydrate composition.

Status of Development of SUGARDOWN®

We completed development of SUGARDOWN® as an over the counter (OTC) dietary supplement. We filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN®, which describes the proposed mechanism of action of SUGARDOWN® in reducing post-meal elevation of glucose in the blood. We have submitted thirty structural and functional claims with the FDA. We currently have strategically filed national stage patent applications pending that are directed to the Composition of Purified Mannanns, which are utilized in the formulation of SUGARDOWN®. We have also received a registered mark for SUGARDOWN®. General Product Liability Insurance for SUGARDOWN® has been in effect since April 2010. On January 24, 2012, we announced the clinical trial results in healthy volunteers performed at the University of Sydney on SUGARDOWN®. On January 28, 2013, we announced the final results of the study conducted at the University of Sydney that showed the post- meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® tablets prior to a high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61% in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 25.5% reduction in the post-meal iAUC for glucose and a 20% reduction in post-meal insulin response for the 10 volunteers in the study. No severe adverse effects were reported or observed during the study.

Licensing Agreement with Advance Pharmaceutical Company

On June 24, 2011, we entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company and a significant stockholder of ours.

Under terms of the Agreement, we will manufacture and supply product in bulk for Advance Pharmaceutical. Advance Pharmaceutical will be responsible for the packaging, marketing and distribution of SUGARDOWN™ in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to expand their marketing agreement to include Japan.  Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by us. The Agreement provides that Advance Pharmaceutical will pay royalties to us for SUGARDOWN™ and related products developed by us and a reduced royalty rate for products based on our intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2014 and 2013 were approximately $182,000 and $315,000, respectively.

Marketing SUGARDOWN®

We believe SUGARDOWN® is a safe and effective dietary supplement that can help support healthy after-meal blood sugar and support a weight management plan by helping to curb appetite if taken before meals. The product is ready for limited market release and is currently available for distribution in some Asian markets and is available for sale in the U.S. through our product website, www.sugardown.com.

To date, our marketing plan for SUGARDOWN® has been to out-license marketing rights to strategic partners in their jurisdictions of expertise. In June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd., our Hong Kong-based strategic partner that is also a significant stockholder of ours, to develop markets for SUGARDOWN® in Hong Kong, China and Macau.  In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.   In March 2015, we agreed to expand their marketing agreement to include Japan.

On May 14, 2014, we entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products.  Under the terms of the agreement, we have granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement.  Benchworks is responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials.  The agreement defines certain minimum net sales levels that Benchworks must achieve to maintain exclusivity; and the agreement also provides for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million.

Overview of Diabetes

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

Diabetes Mellitus is categorized into three general areas:

Type 1 diabetes: results from the body’s failure to produce insulin, and presently requires the person to inject insulin. Only 5-10% of people with diabetes have this form of the disease. It is considered an auto-immune disease, since the body’s immune system attacks and destroys insulin producing beta cells in the pancreas.

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

People with Type 2 and Type 1 diabetes generally manage their blood glucose level on a meal-to-meal basis. High levels of glucose in the bloodstream for prolonged periods can lead to complications of diabetes caused by reduced oxygen supply and nerve tissue damage to eyes, kidney, brain, heart and limbs.

Standard therapies for diabetes include physician-recommended exercise and diet, oral hypoglycemic drugs such as Metformin for Type 2 diabetics, and insulin injection regimens for Type 1 diabetics. The objective of each is to maintain a daily blood glucose level range recommended by a physician.

Overview of Hypoxia

Hypoxic conditions are detrimental to maintaining normal functionality in all living tissues. In mammals, red blood cells (RBCs) deliver oxygen throughout the body using hemoglobin, a protein responsible for carrying and releasing oxygen to the body’s tissues. Under normal conditions, approximately 98% of oxygen is delivered by hemoglobin in the RBCs, while less than two percent is dissolved in the plasma, the fluid part of the blood.

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

The causes of inadequate tissue oxygenation generally can be classified into three major categories:

Ischemia: inadequate RBC flow for tissue oxygenation. Ischemia may be caused by obstructed or constricted blood vessels and can lead to stroke, heart attack or other organ or tissue dysfunction.

Cardiopulmonary failure: impaired function of the heart or lungs. Cardiopulmonary failure may be caused by the inability of the heart to pump sufficient quantities of blood to meet the needs of the tissues or the failure of the lungs to oxygenate blood adequately.

Anemia: insufficient RBCs in circulation. This condition can be caused by chronic disorders affecting RBCs functionality or production like chemotherapy and radiation for treatment of cancer, or blood borne diseases like bone marrow diseases. Anemia may be also caused by acute blood loss from accidental injury or surgery.

The standard therapy for acute anemia resulting from blood loss is infusion of RBCs mainly from supplies of donated blood. For prophylactic or long-term treatment of anticipated or chronic anemia, medications that stimulate the creation of new RBCs are frequently used.

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

Business Strategy

Our business strategy primarily consists of the following:

•
to advance our leading clinical stage drug candidates, BTI-320 and IPOXYN, through regulatory approvals in the United States and the European Union and, if successful, to commercialize BTI-320 and IPOXYN either on our own or with one or more strategic partners in the U.S. and/or outside of the U.S.; and

•	to drive brand awareness and increase sales of SUGARDOWN® in North America and globally in 2015 and beyond and to further study the potential beneficial characteristics of SUGARDOWN®.

We intend to continue to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources. We intend to continue focusing our expertise and resources to develop novel formulations, and to leverage development partnerships to apply our complex carbohydrate chemistry design in other medical indications. We may seek to enter into licensing, co-marketing, or co-development agreements across different geographic regions, in order to avail ourselves of the marketing expertise of one or more seasoned marketing and/or pharmaceutical companies. Our strategy is to leverage considerable industry experience, expertise in complex carbohydrate chemistry and clinical development experience to continue to identify, develop and commercialize product candidates with strong market potential that can fulfill unmet medical needs in the treatment of diabetes and inflammatory diseases. We plan to further develop new and proprietary drug candidates to provide improved efficacy and safety by using novel development pathways specific to each candidate.

A core part of our strategy relies upon creating safe and efficacious drug formulations that can be administered as standalone therapies or in combination with existing medications. We believe we utilize a novel approach that is expected to create safe and efficacious drug formulations that can be combined with existing therapies and potentially deliver valuable products in areas of high unmet medical needs. In 2014, we assembled a scientific advisory board consisting of scientists with both academic and corporate research and development experience that will provide leadership and counsel in the scientific, technological and regulatory aspects of our current and future projects.  In addition, we have assembled a medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs.  Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the carbohydrate and diabetes fields.

We believe that our highly experienced drug development leadership provides us with a significant competitive advantage in designing highly efficient clinical programs to deliver valuable products in areas of high unmet medical needs.

Key Strengths

We believe that our key differentiating elements include:

•
Focus on novel therapeutic opportunities provided by carbohydrates: We are focused on development of carbohydrate-based compounds to better manage blood glucose and anti-necrosis or hypoxia therapeutics. As a result of its structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins. Carbohydrate-based therapeutics have proven to be efficacious and safe, while elimination many common side effects from other types of drugs.

•
Experienced management: Our Chief Executive Officer and Chairman, David Platt, Ph.D., is a chemical engineer, a pioneer in designing drugs made from carbohydrates, and has more than 30 years of experience in the development of therapeutic drugs. He is the inventor or co-inventor on a number of patents. He has been involved in the FDA approval process for several drugs, and we anticipate that his expertise will be critical as we develop our product candidates through clinical trials and FDA approval process. We are the third company founded by Dr. Platt. The first two are International Gene Group, which later became Prospect Therapeutics, and is now known as LaJolla Pharmaceuticals (Nasdaq: LJPC), and Pro-Pharmaceuticals (now Galectin Therapeutics) (Nasdaq: GALT). LJPC is applying its carbohydrate-based technologies in cancer and chronic kidney disease and GALT is focused on liver fibrosis and cancer. Their core technologies were either developed or co-developed by Dr. Platt. Our Chairman and Chief Executive Officer, David Platt, has been a leading pioneer in the area of complex carbohydrates for over 30 years and has significant experience developing pharmaceutical drug candidates. Furthermore, we assembled a scientific advisory board consisting of scientists with both academic and corporate research and development experience that will provide leadership and counsel in the scientific, technological and regulatory aspects of our current and future projects.  In addition, we have assembled a medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs.  Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the carbohydrate and diabetes fields.

•
Products are differentiated and address significant unmet needs: Both of our lead product candidates, BTI-320 and IPOXYN, are well-differentiated diabetes-related formulations that address significant unmet medical needs.  Diabetes management, including sugar management and treatment of inflammatory diseases, remains a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current diabetes-related therapies and the growing population of affected individuals.

•
A multiple product portfolio with a balanced risk reward profile:  We have two lead product candidates and a dietary supplement product currently generating revenue with what we believe are significant growth prospects.  We have also begun to develop a pipeline of additional carbohydrate-based therapeutics.  Accordingly, we believe that the revenues we generate from our advanced products and drug candidates will offset costs related to developing our existing and future pipeline.

•
Efficient development strategy: We believe that the FDA’s 505(b)(2) regulatory pathway for IPOXYN and its veterinary analog, OXYFEX, lowers the risk of drug development of these drug candidates.  Our strategy of combining these drugs, once approved, with novel delivery methods and pharmaceutical compositions is expected to significantly reduce clinical development time and costs and lowers regulatory risks, while delivering valuable products in areas of high unmet need to the market place.

Subsidiaries

We currently have no subsidiaries.

Employees

As of March 24, 2015, the Company has seven full-time employees.  Dr. David Platt, our Chief Executive Officer, Anthony Squeglia, our Chief Financial Officer and five other full time employees do not have written employment agreements with the Company.

Facilities

We currently lease an office located at 1750 Elm Street, Suite 103, Manchester, NH 03104.

Manufacturing

We currently contract with a third-party to manufacture BTI-320 and SUGARDOWN® in the United States at a Good Manufacturing Practices (GMP) compliant facility. We expect to have access to a pilot-scale manufacturing facility with adequate capacity to produce IPOXYN for clinical trials and market introduction following FDA/European Medicines Evaluation Agency (EMEA) approval, but no agreement for such access is currently in place. We intend to only utilize manufacturing facilities that we believe are fully compliant with GMP as required by the regulatory authorities in Europe or the United States.

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

Lack of Major Customers

To date we have had limited sales of our products and have one significant customer, Advance Pharmaceutical Co. Ltd., a Hong Kong-based pharmaceutical company, a significant stockholder of ours, for distribution of SUGARDOWN® in Hong Kong, China and Macau.  These authorized territories were recently expanded to include Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei, Cambodia and Japan. One of our directors, Conroy Chi-Heng Cheng, is also a director of Advance Pharmaceutical Co. Ltd. In May 2014, we entered into a strategic marketing agreement with Benchworks SD, LLC, a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America.  There were no significant sales generated through the Benchworks agreement during the year ended December 31, 2014.

Intellectual Property

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to our business.  Our patent portfolio is directed to three main areas, mannans, hemoglobin composition and methods of use, and taste masking in chewable tablets. The active ingredient in BTI-320 is a mannan, and BTI-320 is a proprietary fractionated mannan. Mannans are a group of plant-derived complex carbohydrates, or polysaccharides, which consist mainly of polymers of the sugar mannose. Some of the plants from which mannans are derived are guar, locust bean, fenugreek, barley and konjac. Published studies on mannans have shown that they possess significant biological activity ranging from inhibition of cholesterol absorption to promoting wound healing and inhibiting tumor growth. Studies have also shown that consuming mannans before a meal may lessen the rise in blood glucose after the meal. Therefore, supplementation with mannans may be beneficial in the management of diabetes by supporting healthy blood sugar levels. We seek to strengthen our patent portfolio and increase market exclusivity as we progress in our clinical development process. During the clinical development and commercial scale up of our products, we anticipate additional intellectual property may be realized from the creation of novel therapeutic formulations, methods of manufacture, methods of use and novel quality control assays for each of our products. Our intellectual property estate directed to our technology and products consists of a provisional patent application and three international patent applications and their related national stage applications entitled: Composition of Purified Soluble Mannans for Dietary Supplements and Methods of Use Thereof (W02012/061675); Hemoglobin Compositions and Methods of Use (WO2012/78850); Encapsulation of Pharmaceuticals for Taste Masking in Chewable Tablets (PCT/US14/27243); and Compositions for Inhibiting Amylase Mediated Hydrolysis of Alpha (1-4) Linked Glucose Polymers (61/991,814).

The international patent application entitled Hemoglobin Compositions and Methods of Use and its related national stage filings, which were assigned to us by Dr. Platt, are directed to our IPOXYN and OXYFEX technologies.

The international patent application entitled Composition of Purified Soluble Mannans for Dietary Supplements and Methods of Use Thereof and its related national stage filings, which were assigned to us by Dr. Platt, are directed to our BTI-320 and SUGARDOWN® technologies.

Dr. Platt also has assigned the trademarks IPOXYN (U.S. Trademark Application No. 77754473) and Avanyx Therapeutics™ (U.S. Trademark Application No. 77806120) to us. Dr. Platt and our former President Mr. Tassey have assigned the trademark SUGARDOWN® (U.S. Trademark Reg. No. 3,955,414, registered May 3, 2011) to us.

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

Government Regulation

New drug approval for clinical use requires extensive research, manufacturing, pre-clinical and clinical studies, packaging, labeling, advertising, promotion, export and marketing, among other things. Both BTI-320 and IPOXYN will be subject to extensive regulation by governmental authorities in the United States and other countries. As a therapeutic product administered by intravenous infusion IPOXYN will be regulated as a drug and will require extensive safety and efficacy studies for regulatory approval before it may be commercialized.

Drug Approval Process

In the United States, IPOXYN is a new chemical entity and will require FDA approval. BTI-320, as a drug candidate, will also require FDA approval.  Before final approval for marketing for either IPOXYN or BTI-320 could occur, the following steps must be completed: preclinical safety animal studies, GMP manufacturing, submission of Investigational New Drug, or IND application for extensive clinical trials to show proof of concept to significant health benefit.

After approval and during clinical studies the FDA can put the drug on "clinical hold."  In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the use of the drug can proceed.  The FDA may stop marketing, or clinical trials, or particular types of trials, by imposing a clinical hold because of safety concerns and potential risk to patients.

Clinical trials involve the administration of the investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator consistent with an informed consent. Each clinical protocol is submitted, reviewed and approved by an independent Institutional Review Board, or IRB, or Ethical Committee (EC) at a participating hospital or clinical site, at which the study will be conducted. The IRB/EC will consider, among other things; ethical factors, safety to human subjects and the possible liability of the institution.

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

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses since our inception and expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred losses totaling $12 million from August 24, 2009 (inception) through December 31, 2014.  As of December 31, 2014, we had approximately $157,000 of cash on hand.  The report of our independent registered public accountants as of and for the year ended December 31, 2014, contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. We raised approximately $5.6 million in gross proceeds in private placements during the year ended December 31, 2013.   We raised $500,000 in gross proceeds during the year ended December 31, 2014, of which $250,000 of these proceeds were received during the fourth quarter of 2013 and was recorded as a stock subscription in accrued expenses and other current liabilities in the accompanying balance sheet as of December 31, 2013. In March 2015, we entered into four different convertible promissory note agreements with an aggregate proceeds balance of $432,000, net of discounts and fees. Management anticipates that our cash resources will be sufficient to fund our planned operations through the second quarter of 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the fourth quarter of fiscal 2014 and into fiscal 2015. To stay in business, we will need to raise substantial additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We anticipate that our expenses will increase substantially as we:

•	conduct additional Phase II and Phase III clinical trials of, and further advance, our lead drug candidate BTI-320 and initiate pre-clinical and clinical trials for IPOXYN;

•	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutics;

•	seek to discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and

•	maintain, expand and protect our intellectual property portfolio.

We believe we have developed a viable plan to continue as a going concern.  However, the plan relies upon our ability to obtain additional sources of capital and financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to cease operations.

To become and remain profitable, we must succeed in developing and commercializing products that generate significant income. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, obtaining regulatory approval for these drug candidates manufacturing, marketing and selling any products for which we may obtain regulatory approval, and establishing and managing our collaborations at various stages of each candidate’s development. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate income that is significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical and dietary supplement product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase and revenue could be further delayed.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. Although we have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling or licensing that product, we have no other products currently available for sale, and none are expected to be commercially available before 2017, if at all. We may never obtain FDA or EMA approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We presently have an immediate need for capital, and if we do not raise capital, we may be forced to curtail operations and our business might fail. We anticipate that our cash resources will be sufficient to fund our planned operations only for the next several weeks. Even if we are able to raise near term capital, we will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN and BTI-320 that, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future.  We may not generate sales or other revenue from SUGARDOWN® to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing.  We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures.  If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Until such time, if ever, as we can generate substantial product income, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or making acquisitions or significant asset sales.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

Our products are based on novel, unproven technologies.

Our drug candidates in development are based on novel, unproven technologies using proprietary carbohydrate compounds in combination with FDA approved drugs currently used in the treatment of diabetes, ischemia, anemia and trauma and other diseases. Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-hypoxia drugs we are working with or other therapeutics we intend to develop.  Although we have completed certain animal and human studies that we believe were successful, pre-clinical results in animal studies are not necessarily predictive of outcomes in subsequent human clinical trials.  Clinical trials are expensive, time-consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the products necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial or subsequent human testing, they may fail in later stages of development. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may not achieve desired results.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome.  We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

All our drug candidates are unproven and their risk of failure is high. It is impossible to predict when or if our drug candidates will receive regulatory approval or, in the case of IPOXYN, prove effective and safe in humans.  Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials and, in the case of IPOXYN, first complete preclinical development, to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•
clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•
the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•
regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;

•
our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and

•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our drug candidates;

•	not obtain marketing approval at all, which would seriously impair our viability;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as we intend or desire;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

We are planning to continue Phase II clinical trials and initiate Phase III clinical trials for BTI-320. In addition, we plan to initiate pre-clinical studies of IPOXYN.  However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for any of our drug candidates. The results of our clinical trials could yield negative or ambiguous results. Since BTI-320 and IPOXYN are our most advanced drug candidates, such results could adversely affect future development plans, collaborations and our stock price.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our drug candidates and harming our business and results of operations.

A fast track, breakthrough therapy or other designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek fast track, breakthrough therapy or similar designation for some of our drug candidates.  If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation.  The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it.  Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures.  The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Additionally, we may in the future seek a breakthrough therapy designation for some of our product candidates that reach the regulatory review process.  A breakthrough therapy is a drug candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and that, as indicated by preliminary clinical evidence, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  Drugs designated as breakthrough therapies by the FDA are eligible for accelerated approval and increased interaction and communication with the FDA designed to expedite the development and review process.

As with fast track designation, designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and may determine not to grant such a designation. Even if we receive a breakthrough therapy designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional FDA procedures. Further, obtaining a breakthrough therapy designation does not assure or increase the likelihood of the FDA’s approval of the applicable product candidate. In addition, even if one or more of our product candidates qualifies as a breakthrough therapy, the FDA could later determine that those products no longer meet the conditions for the designation or determine not to shorten the time period for FDA review or approval.

In addition, we may seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file a new drug application (or NDA) with the FDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. If this approval pathway is not available to us with respect to a particular formulation or product, or at all, the time and cost associated with developing and commercializing such formulations or products may be prohibitive and our business strategy would be materially and adversely affected.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently use third-party clinical research organizations, or CROs, to conduct our planned clinical trials and do not plan to independently conduct clinical trials of our other drug candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, such as the EMA. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the patient eligibility criteria for the study in question;

•	the perceived risks and benefits of the drug candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	our payments for conducting clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

We are unable to forecast with precision our ability to enroll patients. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our drug candidates or we observe limited efficacy, we may need to abandon or limit our development of some of our drug candidates.

If our drug candidates are associated with undesirable side effects in clinical trials, have limited efficacy or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We believe our results to date suggest an acceptable safety profile at this stage of development. However, many compounds that initially showed promise in early stage testing for treating diabetes and inflammatory diseases have later been found to cause side effects that prevented further development of the compound.

Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current diabetes are well established in the medical community, and physicians may continue to rely on these treatments.  In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our drug candidates.  If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.  The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;

•	our ability to offer them for sale at competitive prices;

•	their convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement for our drug candidates;

•	the prevalence and severity of their side effects;

•	any restrictions on the use of our products together with other medications;

•	interactions of our products with other medicines patients are taking; and

•	inability of certain types of patients to take our products.

If we are unable to address and overcome these and similar concerns, our business and results of operations could be substantially harmed.

If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of our products. To achieve commercial success for any product for which we obtain marketing approval, we will need to successfully establish and maintain relationships with third parties to perform sales and marketing functions, such as Benchworks SD and Advance Pharmaceutical.

In the future, we may build a focused sales and marketing infrastructure to market or co-promote some of our drug candidates in the United States and potentially elsewhere. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate or dietary supplement for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization;

•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies; and

•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

Currently, we rely on third parties to sell, market and distribute our drug candidates.  We may not be successful in entering into, or maintaining, arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products, particularly in the diabetes sector, is highly competitive. We face competition with respect to our current drug candidates, and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.  There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the control of blood sugar and the treatment of diabetes generally.  Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

A substantial number of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

We may be unable to compete in our target marketplaces, which could impair our ability to generate revenues, thus causing a material adverse impact on our results of operations.

Our reliance on one product and a limited number of customers for a significant portion of our revenues could materially and adversely affect our results of operations and liquidity.

During the years ended December 31, 2014 and 2013, all of our revenue was generated by sales of our SUGARDOWN® product.  Advance Pharmaceutical Company, Ltd., a related party, accounted for 91% and 97%, respectively for the years ended December 31, 2014 and 2013.  On May 14, 2014, we entered into an agreement with Benchworks SD, a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America.  However, if we are unable to expand our customer base through our new marketing efforts, and we are not able to secure additional business from our existing customer or our sales to this customer decline, our reliance on a limited number of customers may have a material adverse effect on our business, result of operations, financial condition or liquidity.  Furthermore, if we are unable to commercialize any of our pharmaceutical drug candidates, our reliance on a single product may have a material adverse effect on our business, result of operations, financial condition or liquidity.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific and clinical team, including Dr. David Platt, our Chairman and Chief Executive Officer. We have not entered into employment agreements with our executive officers and employees and each of them may terminate their employment with us at any time. We maintain “key person” insurance for Dr. Platt, although such insurance policy may not adequately compensate us for the loss of his services.

The loss of the services of our executive officers or other key employees or key members of our scientific or medical advisory boards, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely and expect to continue to rely to a significant degree on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Our lack of operating experience may cause us difficulty in managing our growth which could lead to our inability to implement our business plan.

We have limited experience in marketing and the selling of pharmaceutical products. Any growth will require us to expand our management and our operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our operational, managerial and financial resources.

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

In addition, we have limited experience in marketing, sales or distribution. We currently have an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, China and Macau for SUGARDOWN®.   In November 2014, we agreed to expand this marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to expand their marketing agreement to include Japan.  In May 2014, we entered into a strategic marketing agreement with Benchworks SD, LLC, (Benchworks) a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America. If we develop additional commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products and we may need to rely on additional third parties to market our products.

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

In addition, we may be unable to obtain or to maintain clinical trial liability insurance on acceptable terms, if at all. Any inability to obtain and/or maintain insurance coverage on acceptable terms could prevent or limit the commercialization of any products we develop.

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

We have entered into agreements with commercial partners to engage in sales, marketing and distribution efforts around our products in development. We may be unable to maintain these third-party relationships, or establish new relationships, on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into or maintain relationships with third parties for the sales and marketing of our proposed products, we will need to develop our own sales and marketing capabilities.  Furthermore, even if engaged, these distributors may:

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

If we choose to offer BTI-320, IPOXYN, or any other product as a drug, we are required to obtain approval from the FDA to sell our products in the U.S. and from foreign regulatory authorities to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, if we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

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

We cannot assure that products based on our patents or intellectual property that we license from others will not be challenged by a third party claiming infringement of its proprietary rights. If we were not able to successfully defend patents that may be issued to us, that we may acquire, or that we may license in the future, we may have to pay substantial damages, possibly including treble damages, for past infringement.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain and maintain patent protection for our products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or U.S. PTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect us.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our drug candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our products or use of our products do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products.

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including inter parties review, interference, or derivation proceedings before the U.S. PTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees or contractors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

RISKS RELATING TO OUR COMMON STOCK

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	any adverse results or delays in commencement or completion of our planned clinical trials for BTI-320 or IPOXYN;

•	changes in laws or regulations applicable to SUGARDOWN®, BTI-320 or IPOXYN or any future product candidates, including but not limited to clinical trial requirements for approvals;

•	unanticipated serious safety concerns related to the use of SUGARDOWN®, BTI-320 or IPOXYN or any future product candidates;

•           a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our inability to obtain adequate product supply for SUGARDOWN®, BTI-320 or IPOXYN or any future product candidate, or the inability to do so at acceptable prices;

•           adverse regulatory decisions;

•           the introduction of new products or technologies offered by us or our competitors;

•	the effectiveness of our or our potential partners' commercialization efforts;

•           the inability to effectively manage our growth;

•           actual or anticipated variations in quarterly operating results;

•           our failure to meet or exceed the estimates and projections of the investment community;

•           the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•           the overall performance of the U.S. equity markets and general political and economic conditions;

•           developments concerning our sources of manufacturing supply and any commercialization partners;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•           additions or departures of key scientific or other consultants or management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•           sales of our common stock by our stockholders in the future;

•           significant lawsuits, including patent or stockholder litigation;

•           changes in the market valuations of similar companies;

•           the trading volume of our common stock;

•           effects of natural or man-made catastrophic events or other business interruptions; and

•           other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have a limited market for our common stock, which makes our securities very speculative.

Trading activity in our common stock is and has been limited. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This could severely limit the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that we provide herein or our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, clinical and regulatory timelines, production and supply matters, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in this prospectus should not be regarded as an indication that we, our management, or their representatives considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our private placements within a three-year period and other transactions that have occurred over the past three years, we may have triggered an "ownership change" limitation. We may also experience ownership changes in the future.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

Investors may face significant restrictions on the resale of our common stock due to federal regulation of penny stocks.

Our common stock is currently quoted on the OTCQB under the symbol BTHE. Our common stock is subject to the requirements of Rule 15(g)-9 promulgated under the Securities Exchange Act, so long as the price of our common stock is below $5.00 per share and our common stock is not listed on a U.S. national securities exchange. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

As of December 31, 2014, we had issued and outstanding (i) 38,512,516 shares of common stock, (ii) warrants issued to the investors in our 2013 private placement collectively exercisable for 8,829,484 shares of common stock (the “Investor Warrants”),  (iii) warrants issued to the placement agent for our 2013 private placement exercisable for 1,808,849 shares of common stock (the "Placement Agent Warrants"), (iv) other warrants exercisable for 1,878,336 shares of common stock, and (v) outstanding stock options exercisable for 6,843,400 shares of common stock.  These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or other applicable exemption.  We believe that our stockholders are currently entitled to sell our shares pursuant to Rule 144 to the extent they satisfy the conditions thereunder.  An aggregate of 17,659,007 shares of outstanding common stock and 8,829,484 shares of common stock issuable upon exercise of outstanding Investor Warrants are registered for resale.  The market price of our capital stock could drop significantly if the holders of the shares being registered hereunder sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock.  These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

Conversion of promissory note or warrant agreements may dilute the ownership interest of other stockholders.

To the extent we issue shares of common stock upon conversion of any of the four convertible promissory note agreements executed in March 2015, with an aggregate principal total of $479,000, or the warrant executed for 625,000 shares of common stock in conjunction with one of these agreements, the conversion of some or all of the promissory note and warrant agreements will dilute the ownership interests of other stockholders. Any sales in the public market of shares of the common stock issuable upon such conversion could adversely affect prevailing market prices of shares of our common stock.  Furthermore, if our stock price decreases or other triggering events described in the promissory note agreements occur, then the number of shares issuable pursuant to these agreements may be adjusted, and existing stockholders would experience greater dilution.  In addition, the existence of the promissory note agreements may encourage short selling by market participants because the conversion of the promissory note agreements could depress the price of shares of our common stock.

The right of the investors in our recent convertible debt financings to potentially receive additional shares of our common stock based on future public prices of our common stock could have a negative impact on our common stock price and could impair our ability to raise capital.

Pursuant to the terms of our March 2015 convertible note financings, we may potentially be required to issue additional shares of common stock (which we call the Adjustment Shares) at specified times to such investors. The Adjustment Shares generally must be issued in the event that the price per share of common stock at the time we issued such notes or at the time that such investors convert their notes into shares of our common stock is greater than the price per share of our common stock, or a percentage thereof, on a later date. Additionally, the convertible notes and the warrants issued in connection therewith are subject to full-ratchet anti-dilution adjustment in the event that we issue equity-based securities in the future at a price per share lower than the applicable conversion price or exercise price. Since the right to receive additional shares would be based on our public stock price, the existence of these rights could have a negative impact on our public stock price. Moreover, the existence of these rights could materially impair our ability to obtain financing, which would have a material adverse effect on our business and viability.

The right of the investors in certain of our recent convertible debt financings to participate in future financings of ours could impair our ability to raise capital.

Under the note purchase agreements with certain of the investors in our recent convertible debt financings, in the event that we seek to raise money through the offer and sale of debt or equity securities under specified circumstances, we must first offer such investors a right to participate in at least a portion of the securities we propose to offer in such funding. The existence of such right of participation, or the exercise of such rights, may in the deter potential investors from providing us needed financing, or may deter investment banks from working with, which would have a material adverse effect on our ability to finance our company.

Our Certificate of Incorporation permits “blank check” preferred stock, which can be designated by our Board of Directors without stockholder approval.

We have 5,000,000 authorized shares of preferred stock. The shares of our preferred stock may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as is determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of our stockholders, stockholders will have no control over what designations and preferences our preferred stock will have. If preferred stock is designated and issued, then depending upon the designation and preferences, the holders of the preferred stock may exercise voting control over us. As a result, our stockholders will have no control over the designations and preferences of the preferred stock and as a result the operations of our company.

Our management and five significant stockholders collectively own a substantial majority of our common stock.

Collectively, our officers, our directors and five significant stockholders own or exercise voting and investment control of approximately 69.6% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving our company, including:

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

The Delaware General Corporation Law contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibit the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes have the effect of making it more difficult to effect a change in control of a Delaware company.

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

Pursuant to Section 404, we are required to include in our annual report on Form 10-K our assessment of the effectiveness of internal controls over financial reporting.  Although we believe that we are currently have adequate internal control procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective.  If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the SEC.  Any such action could adversely affect our financial results and the market price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

Item 1B.  Unresolved Staff Comments.

Item 1B is not applicable to us because we are a smaller reporting company.

Item 2.  Properties.

We currently do not own any real property.  We currently lease approximately 3,100 square feet of office space with access to common areas located at 1750 Elm Street, Suite 103, Manchester, NH 03104 on a five-year lease that expires on March 31, 2018.  The Company currently pays $5,051 per month for its space.  Rental payments will increase annually to $5,591 per month for the one year lease period ending through March 31, 2018.

Item 3.  Legal Proceedings.

Arbitration Involving our CEO

On October 12, 2012, Dr. David Platt, our Chief Executive Officer and Chairman, commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Thomas McGauley, who in their capacities as the Chief Executive Officer and former Chief Financial Officer of Galectin Therapeutics Inc., or Galectin, respectively, can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in a previous arbitration proceeding between Dr. Platt and Galectin regarding payment of a $1.0 million separation payment under Dr. Platt’s separation agreement, and other unspecified “wages.” The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Court’s order allowing the defendants’ motion to dismiss, which was denied.

On March 29, 2013, Galectin instituted arbitration before the American Arbitration Association, seeking to rescind or reform the separation agreement. Galectin claimed that Dr. Platt fraudulently induced Galectin to enter into the Separation Agreement, breached his fiduciary duty to Galectin, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the separation agreement, Galectin was seeking repayment of all separation benefits paid to Dr. Platt to date. We indemnified Dr. Platt for $150,000 in legal fees and expenses in December 2013, and in May 2014, our board approved a $50,000 increase in its indemnification support, solely for the payment of outside legal expenses. We recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014.  In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014.  On March 2, 2015, our Board of Directors voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697.  Our board determined that interest should be charged to Dr. Platt from the time he received the funds to the date of the meeting and that this amount would be offset against interest we owe Dr. Platt in conjunction with our note payable as referenced in Note 7 of the accompanying Notes to the Financial Statements.  The remaining amount would be considered settled in full by the Company.

Lawsuit Involving our Company and our CEO

On March 12, 2014, a complaint against us and our Chief Executive Officer and Chairman, David Platt, was filed in Middlesex Superior Court in Massachusetts by Eliezer Zomer. Mr. Zomer alleged that we and Dr. Platt had refused to deliver 400,000 shares of our common stock that Mr. Zomer believes are owed to him, and seeks delivery of the shares and damages.  In August 2014, the Middlesex Superior Court dismissed Mr. Zomer’s complaint for failure to proceed.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  Other than those described above, the Company is not aware of any outstanding or pending litigation.

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

	Bid Prices ($)
2014 Fiscal Year	High	Low

March 31, 2014	$1.67	$0.62
June 30, 2014	$0.78	$0.38
September 30, 2014	$0.63	$0.31
December 31, 2014	$0.80	$0.16

2013 Fiscal Year

March 31, 2013	$0.51	$0.30
June 30, 2013	$0.59	$0.30
September 30, 2013	$0.67	$0.15
December 31, 2013	$1.65	$0.59

On March 24, 2015, the closing price for the common stock on the OTCBB was $0.18 per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC
One University Plaza Suite 505
Hackensack, NJ 07601
Phone:  201-820-2008
Fax:  201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2014 for our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,328,400	$0.71	6,171,600
Equity compensation plans not approved by security holders (2)	5,155,000	$0.41	12,247,880
Total	6,483,400		18,419,480

(1)
Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)
Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.   The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options.  An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved in March 2013.

Holders

As of March 24, 2015, there were approximately 1,700 holders of record of our common stock.  The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we made the following sales of unregistered securities that have not previously been reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•
During the three months ended December 31, 2014, the Company issued 43,500 shares of its common stock with a fair value of $13,575 in exchange for consulting services rendered during those periods in connection with three separate consulting agreements.

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

Overview

Boston Therapeutics, headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, South Korea, China and Macau.  In November 2014, we agreed to expand this marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan.  In May 2014, we entered into a strategic marketing agreement with Benchworks SD, LLC, (Benchworks) a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America.

Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  In March 2015, the Company entered into four different convertible promissory note agreements with an aggregate proceeds balance of $432,000, net of discounts and fees. Management anticipates that our cash resources will be sufficient to fund our planned operations through the second quarter of 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the fourth quarter of fiscal 2014 and into fiscal 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations.

Results of Operations

Fiscal 2014 as compared to Fiscal 2013

Revenue

Revenue for fiscal 2014 was $199,582, a decrease of $123,830 as compared to revenue of $323,412 for fiscal 2013. The decrease was primarily the result of decreased shipments of SUGARDOWN® to Advance Pharmaceutical.

Gross Margin

Gross margin for fiscal 2014 was $23,753 as compared to gross margin of $45,207 for fiscal 2013.  The decrease is primarily due to the reduction in revenue and continued fixed fulfillment charges during fiscal 2014.

Research and Development

Research and development expense for fiscal 2014 was $1,432,669, an increase of $890,177 as compared to $542,492 for fiscal 2013.  The increase is primarily the result of expenses associated with the Phase IIb clinical trial for BTI-320 in patients with type 2 diabetes conducted in the U.S. that concluded in fiscal 2014 as well as an ongoing Phase IIb clinical trial in France.

Sales and Marketing

Sales and marketing expense for fiscal 2014 was $320,353, a decrease of $8,865 as compared to $329,218 for fiscal 2013.  The decrease is primarily related to non-cash stock-based compensation recorded in fiscal 2013 for options previously granted which are now fully vested.

General and Administrative

General and administrative expense for fiscal 2014 was $2,945,078, a decrease of $808,664 as compared to $3,753,742 for fiscal 2013.  Approximately $687,000 of the decrease is related to non-cash, stock-based compensation, due to approximately $624,000 of stock-based compensation expense recorded in fiscal 2013 per the terms of a terminated employee’s employment agreement.  Consulting and professional services decreased $558,000, primarily due to transitions in our business development, public relations and investor relations activities.  These decreases in general and administrative expense were partially offset by an increase in accounting, financial and legal professional fees of $189,000, primarily related to the increased legal expenses associated with ongoing operations and capital funding activities, as well as the engagement of a finance professional to manage its accounting and financial reporting matters. Payroll and payroll related expense increased $188,000 due to salary increases, severance costs associated with the resignation of the Company’s former President, the institution of an employee medical benefit program and the hiring of a new employee.  Travel and entertainment expense increased approximately $39,000 primarily due to investor and industry conferences attended during fiscal 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $157,278 and accounts payable and accrued expenses of $688,964. For the year ended December 31, 2014 the Company used $3,474,140 of cash in operations.

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   In March 2015, we entered into four different convertible promissory note agreements with an aggregate proceeds balance of $432,000, net of discounts and fees. Management anticipates that our cash resources will be sufficient to fund our planned operations through the second quarter of 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the fourth quarter of fiscal 2014 and into fiscal 2015. We are seeking additional capital through private placements and public offerings of our stock.  In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Evaluation of Disclosure Controls and Procedures.

Pursuant to Rules 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

Name	Age	Position	Term as a Director
David Platt, Ph.D.	61	Chief Executive Officer and Chairman	August 2009 to Present
Dale H. Conaway, D.V.M.	60	Director	September 2009 to Present
Rom E. Eliaz	43	Director	September 2009 to Present
Henry J. Esber, Ph.D.	76	Director	December 2011 to Present
S. Colin Neill	68	Director	December 2013 to Present
Conroy Chi-Heng Cheng	36	Director	December 2013 to Present
Jan Brinkman, M.D. Ph.D.	53	Director	September 2014 to Present
Alan M. Hoberman, Ph.D.	61	Director	September 2014 to Present

David Platt, Ph.D. is our Chief Executive Officer, Treasurer and Chairman. He also served as our President from the inception of our company in August 2009 through November 2010. From 2001 to February 2009, Dr. Platt was Chief Executive Officer and Chairman of the Board of Directors of Pro-Pharmaceuticals, Inc., a public company with shares traded on the NYSE Alternext US (formerly the American Stock Exchange) that he co-founded and for which he was the co-developer of their core technology. From 1995 to 2000, Dr. Platt was Chief Executive Officer and Chairman of the Board of Directors of SafeScience Inc., a Nasdaq-listed company he founded. From 1992 to 1995, Dr. Platt was the Chief Executive Officer, Chairman of the Board and a founder of International Gene Group, Inc., the predecessor company to SafeScience. Dr. Platt received a Ph.D. in Chemistry in 1988 from Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Foundation (re-named Barbara Ann Karmanos Institute). From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan. Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry.  We believe that Dr. Platt is well qualified to serve as a member of our Board of Directors due to his expertise in complex carbohydrate chemistry, leadership and extensive management experience.

Dale H. Conaway, D.V.M., a Director of our company since September 2009, is the Veterinary Medical Officer for the Office of Research Oversight, an office within the Veterans Health Administration under the U.S. Department of Veterans Affairs. From 2001 to 2006, Dr. Conaway was the Deputy Regional Director (Southern Region). From 1998 to 2001, Dr. Conaway served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998, he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. From May 2001 to February 2009, Dr. Conaway was a director of Pro-Pharmaceuticals, Inc., a public company with shares traded on the NYSE Alternext US. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University.  We believe that Dr. Conaway is well qualified to serve as a member of our Board of Directors due to his expertise in drug testing and animal regulatory affairs.

Rom E. Eliaz, Ph.D., MBA, a Director of our company since September 2009, has over 20 years of pharmaceutical and biotechnology development experience as a scientist, entrepreneur, executive and venture capitalist. Dr. Eliaz has been the Chief Executive Officer of NasVax since October 2010. Prior to joining NasVax, Dr. Eliaz was the Chief Executive Officer of ImCure Therapeutics (previously JJ Pharma) and a Strategic Partner at The Colmen Group. Following an academic appointment as Assistant Professor at the University of California San Francisco, Dr. Eliaz held various management positions at Alza Corporation from 2001 to 2004. Following the acquisition of Alza by Johnson & Johnson in 2001, Dr. Eliaz managed Johnson & Johnson’s investment portfolio in various different pharmaceutical and biotechnology companies, brought to market several blockbuster drugs and advanced over 10 drug candidates from discovery research to clinical trials. Dr. Eliaz was Head of Product Development and Project Management at Rinat Neuroscience Corporation from 2004 to 2006, which was acquired by Pfizer in 2006. Dr. Eliaz was Vice President of Development and Project Management at Intradigm Corporation, which subsequently merged with Silence Therapeutics. Dr. Eliaz then founded Elrom Ventures Corp., a venture capital firm, in 2007, that specializes in the formation, financing and operational development of medical devices, green Technology and biotechnology-based companies.  Dr. Eliaz is the author or co-author of over 40 publications, mostly in the field of drug targeting, drug delivery and gene therapy, and is an inventor of several patents in these fields. Dr. Eliaz has made over 30 invited presentations and chaired many sessions at international scientific and business conferences and venues.  Dr. Eliaz conducted his Post-Doctoral work at the University of California San Francisco School Of Medicine and the School of Pharmacy, focusing in the areas of drug delivery, drug targeting, tissue engineering and gene therapy. Dr. Eliaz received his Ph.D. (cum laude) in Chemical Engineering and Biotechnology from the Weizmann Institute of Sciences and Ben-Gurion University. Dr. Eliaz also holds an M.Sc. (summa cum laude) in Chemical Engineering, and a B.Sc. in Chemical Engineering and Biotechnology, both from Ben-Gurion University. He earned an M.B.A. (cum laude) from Harvard Business School and the Boston University program at Ben Gurion University.

Henry J. Esber, Ph.D., a Director of our company since December 2011, has been a Principal in Esber D&D Consulting since 2005. From 2003 to 2005, Dr. Esber was a Senior Consultant, Business Development at Charles River Labs, Discovery and Development Services. From 2005 to 2006, Dr. Esber was a consultant and in 2006, he was Senior Vice President and Chief Business Officer for Bio-Quant, which he co-founded. Dr. Esber was also the co-founder of BioSignature Diagnostics, Inc. and Advanced Drug Delivery, Inc. From December 2009 to January 2013, Dr. Esber was a director of Apricus Biosciences, Inc., a public company with shares traded on the NASDAQ Capital Market. From April 2006 to February 2009, Dr. Esber was a director of Pro-Pharmaceuticals, Inc., a public company with shares traded on the NYSE Alternext US. He serves on the scientific advisory boards of several biotechnology companies and is the author of more than 130 technical publications. Dr. Esber has more than 35 years of experience in the areas of oncology/tumor immunology and immunotherapy as well as strong knowledge in the field of toxicology and regulatory affairs. Dr. Esber received a B.S. degree in biology/pre-med from the College of William and Mary, an M.S. degree in public health and parasitology from the University of North Carolina, and a Ph.D. in immunology/microbiology from West Virginia University Medical Center. Dr. Esber was previously a Director of our company from September 2009 through December 2010.  We believe that Dr. Esber is well qualified to serve as a member of our Board of Directors due to his extensive managerial experience in the pharmaceutical industry.

S. Colin Neill, a Director of our company since December 2013, became President of Pharmos Corporation in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. He held these positions through November 2012. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that developed products and technologies to treat Alzheimer’s disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc.; a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President of Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a master’s degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill served on the board of Galectin Therapeutics (formerly named Pro-Pharmaceuticals, Inc.) from May 2007 to October 2011 and from April 2004 to June 2008 on the board of OXIS International, Inc.  We believe that Mr. Neill is well qualified to serve as a member of our Board of Directors due to his extensive executive leadership experience in our industry as well as his many years serving in senior financial management roles.

Conroy Chi-Heng Cheng, a Director of our company since December 2013, serves as the Chief Executive Officer of Net Plus Company Limited. He serves as an Executive Director of Net Plus Company Limited. He has been an Executive Director of New World Development Co. Ltd. since June 2010. He serves as a Director of Chow Tai Fook Enterprises Limited. He served as an Independent Non-executive Director of Hong Kong Energy Holdings Limited (alternate name JIC Technology Co. Ltd. & China Renewable Energy Investment Limited) from July 2002 to May 2007. Mr. Cheng has a Bachelor of Arts degree majoring in Economics from the University of Western Ontario, Ontario, Canada in 1999.  Mr. Cheng also serves as a director of Advance Pharmaceutical Company, Ltd., our marketing and distribution partner for sixteen countries in Asia.  We believe that Mr. Cheng is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience with business development.

Jan Brinkman, M.D., Ph.D., a Director of our company since September 2014, serves as the Junior Chair of the Family Committee of the Edmond De Rothschild Foundation.  Dr. Brinkman began his career at ABN Bank in 1985 and served as a member of the Biotechnology Business Strategies Committee with ABN-Amro Bank N.V. in London, New York and Hong Kong, reconciling global regulatory affairs.  In 1995 Dr. Brinkman served as Chair of the Structured Capital markets team creating the Bank’s advisory body for Corporate Finance and Investment in Healthcare Sector.  In 2005 he focused his financial expertise in biotech, becoming ABN-Amro’s liaison to Motorola Biochip, Harvard Medical, Merck, Serono, Teva, Bayer, Philips, Siemens, M.I.T. and the Mayo Foundation.  He is also an advisor to the Mayo Foundation Comprehensive Cancer Program.  Dr. Brinkman holds a M.D. degree from the Erasmus University of Rotterdam, the Netherlands, and a MBA in international finance from INSEAD/ABN-Amro, France/the Netherlands and a Ph.D. in mathematical physics from the University of Florence, Italy.  We believe that Dr. Brinkman is well qualified to serve as a member of our Board of Directors due to his extensive experience in the business and research arenas of the life sciences.

Alan M. Hoberman, Ph.D., a Director of our company since September 2014, has served as President and CEO of Argus International, Inc. since 2009 overseeing a staff of scientists and other professionals who provide consulting services for industry, government agencies, law firms and other organizations both in the U.S. and internationally.  Between 1991 and 2013 he held a series of positions of increasing responsibility at Charles River Laboratories Preclinical Services (formerly Argus Research Laboratories, Inc.), most recently as Executive Director of Site Operations and Toxicology.  He currently works with that organization to design, supervise and evaluate reproductive and developmental toxicity, neurotoxicity, inhalation and photobiology studies.  Dr. Hoberman holds a Ph.D. in toxicology from Pacific Western University, an M.S. in interdisciplinary toxicology from the University of Arkansas and a B.S. in biology from Drexel University.  We believe that Dr. Hoberman is well qualified to serve as a member of our Board of Directors due to his extensive experience in the business and research arenas of the life sciences.

Our Directors are elected annually and each holds office until the annual meeting of our stockholders and until their respective successors are elected and qualified. Our officers, including any officers we may elect moving forward, will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. In the event we employ any additional officers or directors, they may receive compensation as determined by our Board of Directors from time to time. Vacancies in the Board of Directors will be filled by majority vote of the remaining directors or in the event that our sole Director vacates his position, by our majority stockholders. Our Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors.

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

Name	Age	Position	Term as an Officer
David Platt	61	Chief Executive Officer, Treasurer and Chairman	August 2009 to the Present
Anthony Squeglia	72	Chief Financial Officer and Secretary	December 2013 to the Present

Biographical information with respect to Dr. Platt is set forth above.

Anthony Squeglia, Chief Financial Officer joined our company in January 2013 and became Chief Financial Officer in December 2013. He served as Chief Financial Officer of Pro-Pharmaceuticals, Inc. and Galectin Therapeutics, Inc. from 2007 to 2012. From 2003 to 2007, Mr. Squeglia was Vice President of Investor Relations for Pro-Pharmaceuticals, Inc. and was instrumental in that company’s listing on the American Stock Exchange, as well as in its fund-raising activities. From 2001 to 2003, Mr. Squeglia was a Partner in JFS Advisors, a management consulting firm that delivered strategic services to entrepreneurial businesses that included raising funds, business planning, positioning, branding, marketing and sales channel development. Previously, Mr. Squeglia helped to launch an IPO for Summa Four, a telecommunications switching company and held senior management positions with Unisys, AT&T, ITT and Colonial Penn. Mr. Squeglia received an M.B.A. from Pepperdine University and a B.B.A. from The Wharton School, University of Pennsylvania.

Scientific Advisory Board

In 2013, we formally established a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas of medicine including diabetes and other diseases.  We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products. Our scientific advisory board is comprised of David Platt, Ph.D., our Chairman and Chief Executive Officer, and Rom E. Eliaz (Chairman of the Scientific Advisory Board), Dale H. Conaway, D.V.M. and Henry J. Esber, Ph.D., each of whom is an independent director of our company, as well as the following individuals:

Meng Hee Tan (Scientific Advisor and Consulting Medical Director): Dr. Tan is Professor of Internal Medicine, Division of Metabolism, Endocrinology and Diabetes, Department of Internal Medicine in the University of Michigan.  A past President of the Canadian Diabetes Association, senior medical director of the Diabetes Endocrine Platform Team and distinguished medical fellow of Eli Lilly and Company, he is a member of the American Diabetes Association and fellow of the American College of Endocrinology.  Dr. Tan received his M.D. degree from Dalhousie University.

Larry K. Ellingson (Scientific Advisor): A former Chairman of the Board of the American Diabetes Association, Mr. Ellingson has more than four decades of experience in drug development with a strong emphasis on diabetes and related diseases. Mr. Ellingson is the principal of Global Diabetes Consulting, which works with several companies as well as the North Dakota State University College of Pharmacy. He was Executive Director Diabetes Care at Eli Lilly & Co. He is also a former chair of the board of Protemix Ltd., a biotechnology company focused on proteomics and the development of molecules for diabetes and related diseases. He holds an executive MBA degree from Babson College and a BS degree in pharmacy from North Dakota State University.

Benjamin Rivnay, Ph. D. (Scientific Advisor): Mr. Rivnay is a seasoned director of technology and research activities within the biotechnology industry. Most recently, he was Director of Research and Development at Formatech Inc., where he managed more than 50 projects on formulation development for a diverse group of drugs, as well as studies for stability and material compatibility, initial engineering and process development activities, and preparation of non-cGMP product lots for toxicology studies and other research purposes. Prior to this, he was Vice President of Research and Development and Lab Director at Repromedix Corporation, where he introduced more than 50 new test products for both male and female infertility. Earlier, he served as Senior Investigator and Program Leader at Procept Inc., where he initiated and led a new research and development program focusing on the development of anti-allergic drugs, and as Senior Scientist at Neurex Corporation. He holds a Ph.D. in biochemistry from The Weizmann Institute of Science and a B.Sc. in biology from Tel Aviv University.

Zbigniew J. Witczak, Ph. D. (Scientific Advisor): Dr. Witczak is professor and chair of the Department of Pharmaceutical Sciences at Wilkes University in Wilkes-Barre, Pennsylvania, and has taught Principles of Bioorganic and Medicinal Chemistry at the Nesbitt School of Pharmacy at Wilkes University for the past 14 years. A member of the American Chemical Society, he is the recipient of numerous honors and awards, including Selected 2011 ACS Fellow of the American Chemical Society and Elected U.S. Representative to the International Carbohydrate Organization in 2006. He is the author or coauthor of more than 75 research articles in the area of carbohydrate chemistry. He received Ph.D. and M.S. degrees in organic chemistry from Medical University in Lódz, Poland.

Medical Advisory Board

We established a Medical Advisory Board comprised of Clinicians and Clinical Research professionals who are interested in the field of Diabetes or in other subjects related to our product pipeline.  The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner.  The Medical Advisory Board is chaired by Larry Ellingson. Additional members include Meng H. Tan, whose biographical information is set forth above under the heading “Scientific Advisory Board”, and the following individuals:

Charles M. Clark, Jr., M.D., (Medical Advisor): Dr. Clark is Professor Emeritus of Medicine at Indiana University Medical Center in Indianapolis.  A past president of the American Diabetes Association, he has served as chairman of the National Diabetes Education Program Steering Committee and as editor of Diabetes Care.  He has also served as chair of the Conference of the Worldwide Burden of Diabetes.  He received his M.D. degree from Indiana University School of Medicine.

Jaime A. Davidson, M.D., (Medical Advisor): Dr. Davidson is a Clinical Professor of Internal Medicine in the Division of Endocrinology of Touchstone Diabetes Center at the University of Texas Southwestern Medical Center in Dallas.  He has served as president of WorldWIDE, a non-profit diabetes education organization, and as an editorial board member of The Journal of Diabetes.  A member of the American Diabetes Association, he has also served as chair of the American College of Endocrinology Diabetes Consensus Guidelines.  He received his M.D. degree from the Universidad Nacional Autonoma de Mexico.

Philip Raskin, M.D., (Medical Advisor): Dr. Raskin is the Clifton and Betsy Robinson Chair in Biomedical Research and Professor of Medicine at the University of Texas Southwestern Medical Center at Dallas in Dallas, Texas.  He is also director of the diabetes clinic and former director of the University Diabetes Treatment Center at Parkland Memorial Hospital in Dallas. A member of the American Diabetes Association, he is the editor of the Journal of Diabetes and its Complications.   He received his M.D. degree from the University of Pittsburgh.

David S.H. Bell, MB, FACP, FACE., (Medical Advisor): Dr. Bell is an adjunct professor of medicine at the University of Alabama at Birmingham School of Medicine where from 1980 to 2005 he served as professor of medicine.  The author and coauthor of more than 320 publications, he is a Fellow of the American College of Physicians, a Fellow of the Royal College of Physicians of Edinburgh and a Fellow of the Royal College of Physicians and Surgeons of Canada.  He is a member of the American Diabetes Association and is on the Editorial Boards of the Journal Diabetes Obesity and Metabolism and Endocrine Today.  He is a graduate of Belfast Royal Academy and Queens University School of Medicine, from which he graduated with the MB, BCh, BAO degree.

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

Board of Directors Independence

Our Board of Directors consists of eight members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Six of the members of the Board of Directors, Dale H. Conaway, Rom E. Eliaz, Henry J. Esber, S. Colin Neill, Jan Brinkman and Alan M. Hoberman are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an audit committee, the members of which are S. Colin Neill, Dale Conaway and Henry Esber, all of whom are independent directors. Mr. Neill serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by the independent registered public accounting firm and evaluating our accounting policies and our system of internal controls. Mr. Neill serves as our “audit committee financial expert.” We believe that while the members of the committee are collectively capable of analyzing and evaluating financial statements and understanding internal control over financial reporting and disclosure controls procedures, the Board of Directors has determined that only Mr. Neill qualifies as an “audit committee financial expert” who is “independent” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Nominating and Corporate Governance Committee

Our Company’s Board of Directors has established a nominating and corporate governance committee, which members are comprised of Henry Esber, Dale Conaway, and Rom Eliaz, all of whom are independent directors. Mr. Esber acts as chairman of the nominating and corporate governance committee. The functions of the nominating and corporate governance committee include the following:

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

Compensation Committee

The Company’s Board of Directors has established a compensation committee, which members are comprised of Rom Eliaz, Dale Conaway and Henry Esber, all of whom are independent directors. Mr. Esber serves as the chairman of the compensation committee. The compensation committee is primarily responsible for overseeing and administering our compensation plans and executive compensation matters.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2014 (the “Audited Financial Statements”).

☐	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

☐
The Audit Committee discussed with McGladrey LLP (“McGladrey”), the Company’s independent registered public accounting firm for fiscal 2014, the matters required to be discussed by the Public Company Accounting Oversight Audit Committee in Rule 3200T;

☐
 The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with McGladrey its independence from the Company and its management: and

☐
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for filing with the U.S. Securities and Exchange Commission.

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

Summary Compensation Table

Name and Principal Position				Stock
	Year	Salary	Bonus	Awards (4)	Compensation

David Platt, Ph.D., Chief Executive	2014	$100,000	$-	$87,995	$187,995
Officer (1)	2013	$71,667	$-	$-	$71,667

Kenneth A. Tassey, Jr.	2014	$100,000	$-	$87,995	$187,995
President (2)	2013	$71,667	$-	$-	$71,667

Anthony Squeglia, Chief Financial	2014	$98,438	$-	$87,995	$186,433
Officer (3)	2013	$68,146	$-	$-	$68,146

(1)	Dr. Platt also served as Chief Financial Officer during the 2013 fiscal year until the election of Anthony Squeglia as Chief Financial Officer on December 4, 2013.
(2)
Mr. Tassey served as President until his resignation from our company on June 30, 2014.  Salary for 2014 includes $50,000 in severance paid to Mr. Tassey through December 31, 2014.  Mr. Tassey’s fully vested stock options granted in fiscal 2014 forfeited September 30, 2014 as they were not exercised by Mr. Tassey.

(3)	In January 2013, Mr. Squeglia was hired as the Vice President of Strategic Planning and became Chief Financial Officer on December 4, 2013.

(4)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014” below.

Grants of Plan-Based Awards

There were no grants of plan-based awards to the named executive officers in fiscal 2013. The following table shows for the fiscal year ended December 31, 2014, certain information regarding grants of plan-based awards, or common stock options, to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)

David Platt	Incentive Stock Option	02/12/14	02/12/14	-	100,000	$1.21	$87,995
Anthony Squeglia	Incentive Stock Option	02/12/14	02/12/14	-	100,000	$1.21	$87,995
Kenneth A. Tassey, Jr. (4)	Incentive Stock Option	02/12/14	02/12/14	-	100,000 (4)	$1.21	$87,995

(1)
Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant. The stock options granted in 2014 carry an exercise price of $1.21 per share, the closing price of Boston Therapeutics, Inc.’s common stock on the grant date.

(2)
The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2014. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the accompanying Note 6 to Boston Therapeutics, Inc.’s audited financial statements for the year ended December 31, 2014.

(3)	Annual stock options were granted under our Amended and Restated 2010 Stock Plan (the "2010 Plan").

(4)	Mr. Tassey’s fully vested stock options were forfeited September 30, 2014 as they were not exercised by Mr. Tassey within the timeframe allotted by the stock option plan based on his resignation date.

Outstanding Equity Awards at December 31, 2014

The following table sets forth, as of December 31, 2014, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL-YEAR END TABLE

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Name
David Platt	250,000	—	$0.50	11/07/2019
David Platt	75,000	25,000	$1.21	02/12/2024
Anthony Squeglia	500,000	—	$0.50	11/07/2019
Anthony Squeglia	75,000	25,000	$1.21	02/12/2024

(1)
In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2010 and 2011 Plans including the potential for future vesting acceleration.

Option Exercises and Stock Vested in 2014

Our Named Executive Officers did not exercise any stock options during fiscal year 2014.  Both Dr. Platt and Mr. Squeglia were awarded 100,000 stock options in February 2014 of which 75,000 were fully exercisable at the time of grant and 25,000 become exercisable on January 1, 2015.  In addition, 62,500 stock options from a November 2012 award to Mr. Squeglia’s vested in March 2014.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2014 for service as directors:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dale H. Conaway, D.V.M	$-	$-	$69,455	$-	$-	$-	$69,455
Henry J. Esber, Ph.D.	$-	$-	$119,656	$-	$-	$-	$119,656
Rom E. Eliaz	$-	$-	$38,620	$-	$-	$-	$38,620
S. Colin Neill (2)	$30,000	$-	$51,978	$-	$-	$-	$81,978
Conroy Chi-Heng Cheng	$-	$-	$21,144	$-	$-	$-	$21,144
Alan Hoberman, Ph.D. (3)	$-	$-	$-	$-	$-	$-	$-
Jan Brinkman, M.D., Ph.D. (3)	$-	$-	$-	$-	$-	$-	$-

(1)
The “Option Awards” column reflects non-qualified options to purchase an aggregate of 279,000 shares of our common stock at an exercise price of $1.21 for a period of 10 years granted effective January 1, 2014 and vesting on December 31, 2014 conditioned on the grantee having attended a minimum of 75% of the Board meetings in 2014 and subject to immediate vesting upon change of control. These grants were made to compensate directors for their service in 2014.  In addition, some board members were granted non-qualified options that immediately vested to purchase an aggregate of 118,000 shares of our common stock at exercise prices ranging from $0.37 to $0.69 for a period of 10 years.

(2)	Mr. Neill is paid cash compensation of $2,500 per month in his position as the Chairman of the Audit Committee.

(3)	Dr. Hoberman and Dr. Brinkman were elected to director positions in September 2014 and therefore not eligible for the 2014 option awards.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation.  Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2014 are included in Note 6 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2014 included herein.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Other than the grant of options for 2014, and the cash compensation described in the table above, there are currently no other agreements in effect entitling the non-employee directors to compensation.

Employment Contracts

In August 2011, Mr. Tassey, our former President, entered into an employment contract with the Company, pursuant to which he was engaged to serve as President and Chief Operating Officer.  The employment agreement between the Company and Mr. Tassey provided for a lump-sum payment of 50% of Mr. Tassey’s annual salary then in effect in the event the agreement is terminated by the Company without cause other than as a result of the death or disability.  Upon Mr. Tassey’s resignation on June 30, 2014, Mr. Tassey was entitled to receive $50,000 severance (based on his annual compensation of $100,000) which was paid to Mr. Tassey in bi-monthly payments through December 31, 2014.  In addition, Mr. Tassey continued to receive medical and dental benefits through December 31, 2014.

There currently are no employment or consulting contracts between us and our Named Executive Officers or Directors. There are no arrangements or plans in which we provide pension, retirement or similar benefits for Named Executive Officers or Directors. Our Named Executive Officers and Directors receive stock options at the discretion of our Board of Directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Named Executive Officers or Directors, except that stock options may be granted at the discretion of our Board of Directors from time to time.

There are no arrangements between us and the Named Executive Officers that provide for payments in connection with the resignation, retirement or other termination of a Named Executive Officer or in connection with a change of control or any other arrangements with any Named Executive Officer with respect to termination of employment or change of control transactions.

Compensation Risk Assessment

Prior to the formation of the Company’s Compensation Committee compensation decisions were made by the full Board of Directors.  In setting compensation, the Compensation Committee considers (and the Board of Directors previously considered) the risks to the Company’s stockholders and to achievement of its goals that may be inherent in its compensation programs.  The Compensation Committee (and the Board of Directors previously) reviewed and discussed its assessment with management and outside legal counsel and concluded that the Company’s compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incent employees to take unnecessary or excessive risks. We believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2014 for our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,328,400	$0.71	6,171,600
Equity compensation plans not approved by security holders (2)	5,155,000	$0.41	12,247,880
Total	6,483,400		18,419,480

(1)
Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)
Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.   The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved in March 2013.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2014, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2014, Boston Therapeutics had 38,512,516 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 1750 Elm Street, Suite 103, Manchester, NH 03104.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)

David Platt (2)**	8,407,585	(3)	21.6	% (3)
Kenneth A. Tassey, Jr. 226 Karatzas Avenue #309 Manchester, NH 03108	3,042,000		7.9%
Jonathan Rome 50 Tice Boulevard Suite A35 Woodcliff Lake, NJ 07677	4,383,000	(4)	10.5	% (4)
Offer Binder Via Armand Fedeli 121 Perugia PG 06132 Italy	2,000,000		5.2%
Harold Solomon Parnes 1525 Voorhies Avenue Brooklyn, NY 11235	2,020,000		5.2%
Advance Pharmaceutical Company Ltd. (5) Rm A 2-3F, Dai Fu Street Tai Po Industrial Estate Tai Po, New Territories., Hong Kong	1,823,800	(5)	4.7	% (5)
CJY Holdings Limited 7B Jonsim Place 288 Queens Road East Wanchai, Hong Kong	10,749,980	(6)	25.5	% (6)
Idan Sahar 12 Nissim Aloni Tel Aviv, Israel	1,999,996	(7)	5.1	% (7)
Anthony Squeglia(2)**	774,350	(8)	2.0	% (8)
Dale H. Conaway(2)**	135,100	(9)	*	%
Rom E. Eliaz(2)**	76,100	(10)	*	%
Henry J. Esber(2)**	232,000	(11)	*	%
S. Colin Neill(2)**	59,100	(12)	*	%
Conroy Chi-Heng Cheng(2)**	1,823,800	(13)	4.7	% (13)
All Officers and Directors as a Group (7 persons)	11,508,035		28.4%

* Less than 1%

** Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 38,512,516 shares of common stock outstanding as of December 31, 2014.

(2)	The business address for these individuals is 1750 Elm Street, Suite 103, Manchester, NH 03104.

(3)
Includes 520,000 shares owned by Dr. Platt's wife and 325,000 shares issuable pursuant to outstanding stock options currently exercisable and 25,000 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2014. Excludes 20,000 shares held by Dr. Platt's daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt's son as to which Dr. Platt disclaims beneficial ownership.

(4)
Includes 2,500,000 shares issuable pursuant to an outstanding stock option currently exercisable. Includes 625,000 shares issuable pursuant to an outstanding warrant to purchase common stock currently exercisable.

(5)
Includes 1,799,800 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities.  Includes 24,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(6)	Includes 3,583,320 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable. Cheng Chi Him exercises voting and investment control over these securities.

(7)	Includes 666,664 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable.

(8)
Includes 575,000 shares issuable pursuant to outstanding stock options currently exercisable and 25,000 shares issuable pursuant to an outstanding stock option within 60 days after December 31, 2014. Includes 50,000 shares issuable pursuant to an outstanding warrant to purchase common stock currently exercisable. Includes 6,000 shares owned by Mr. Squeglia's wife. Excludes 10,000 shares owned and 5,000 shares issuable pursuant to an outstanding warrant to purchase common stock held by Mr. Squeglia's son as to which Mr. Squeglia disclaims beneficial ownership.

(9)	Includes 133,000 shares issuable pursuant to outstanding stock options currently exercisable.

(10)	Includes 76,000 shares issuable pursuant to outstanding stock options currently exercisable.

(11)	Includes 228,000 shares issuable pursuant to outstanding stock options currently exercisable.

(12)	Includes 59,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(13)
Includes 1,799,800 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities.  Includes 24,000 shares issuable pursuant to an outstanding stock option currently exercisable.

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

Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical Company ("Advance Pharmaceutical"), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN®, in in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to expand their marketing agreement to include Japan.  Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN®, for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN®,) and related products developed by the Company and a reduced royalty rate for products based on the Company's intellectual property and developed by Advance Pharmaceutical.  Revenue generated through this agreement for the years ended December 31, 2014 and 2013 were $182,000 and $315,000, respectively.

Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2014 and 2013.  The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.

On March 14, 2013, the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited, a company controlled by Conroy Chi-Heng Cheng’s brother Cheng Chi Him. The warrant is exercisable immediately and has a five year term.

In July 2013, CJY Holdings purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July and September 2013.  The warrants have an exercise price of $0.50 per share, are currently exercisable and have a five year term.

Between July 3, 2009 and May 7, 2012, David Platt, the Company’s Chairman and Chief Executive Officer and then Chief Financial Officer and Ken Tassey, the Company’s former President, loaned an aggregate of $297,820 to the Company and, prior to its merger with the Company, to Boston Therapeutics, Inc., a New Hampshire corporation (“BTHENH”), to fund start-up costs and current operations of the Company and BTHENH pursuant to a series of unsecured promissory notes.  The Company assumed BTHENH’s obligations on the notes issued by BTHENH to Dr. Platt when BTHENH merged into the Company in November 2009.  The notes carry interest at 6.5%.  The notes initially became due and payable at various times between March 31, 2011 and June 30, 2012.  On August 6, 2012, the maturity dates of each of the notes were extended to June 29, 2014.  On August 2, 2013, the maturity dates of each of the notes were extended to June 29, 2015.  Effective June 30, 2014, the outstanding notes were amended to extend the maturity date to June 30, 2016.

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt.  The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 in December 2013 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company.  In May 2014, the Board approved a $50,000 increase in indemnification support, solely for the payment of outside legal expenses.  The Company recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014.  In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014.  On March 2, 2015, the Board voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697.  The Board determined that interest should be charged to Dr. Platt from the time he received the funds in July 2014, to the date of the board meeting and that this amount would be offset against interest the Company owes Dr. Platt in conjunction with the note payable as referenced in Note 7 of the accompanying Notes to the Financial Statements.  The remaining amount would be considered settled in full by the Company.

Item 14.  Principal Accountant Fees and Services.

McGladrey LLP (“McGladrey”) is our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended December 31, 2014 and 2013. During the Company’s most two recent fiscal years ended December 31, 2014 and 2013, the Company did not consult with McGladrey on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by McGladrey for the fiscal years ended December 31, 2014 and 2013.

Fee Category	2014	2013

Audit Fees	$102,500	$98,462

Audit-Related Fees	$52,075	$25,640

Tax Fees	$-	$-

All Other Fees	$-	$-

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

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating to our registration statements.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm.  The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firm and tax professionals in 2013 and 2014.

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

(b)   Exhibits

The following exhibits are filed as part of this report:

Exhibit No	Title of Document

3.1
Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)
3.3	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
10.1
Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.2
Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.3
Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.4
Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)

10.5
Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)

10.6
License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)

10.7
Employment Agreement between Boston Therapeutics, Inc. and Ken Tassey dated as of August 11, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)

10.8
Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)

10.9
Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.10
Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.11
Separation Agreement and General Release between Boston Therapeutics, Inc. and Kenneth A. Tassey, Jr., effective June 30, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014 and incorporated herein by reference)

10.12
Marketing Agreement, dated as of May 14, 2014, by and between Boston Therapeutics, Inc. and Benchworks SD LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2014 and incorporated herein by reference)

23.1	Consent of McGladrey LLP*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101
The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the years ended December 31, 2014 and December 31, 2013 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

* Filed as an exhibit hereto.

** These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 27, 2015	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chairman (Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Platt	Director, Chief Executive Officer and Chairman	March 27, 2015
David Platt	(Principal Executive Officer)

/s/ Anthony D. Squeglia	Chief Financial Officer	March 27, 2015
Anthony D. Squeglia	(Principal Financial and Accounting Officer)

/s/ Dale H. Conaway	Director	March 27, 2015
Dale H. Conaway

/s/ Rom E. Eliaz	Director	March 27, 2015
Rom E. Eliaz

/s/ Henry J. Esber	Director	March 27, 2015
Henry J. Esber

/s/ S. Colin Neill	Director	March 27, 2015
S. Colin Neill
/s/ Conroy Chi-Heng Cheng	Director	March 27, 2015
Conroy Chi-Heng Cheng

/s/ Jan Brinkman	Director	March 27, 2015
Jan Brinkman

/s/ Alan M. Hoberman	Director	March 27, 2015
Alan M. Hoberman

Boston Therapeutics, Inc.
FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

C O N T E N T S

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boston Therapeutics, Inc.
Manchester, New Hampshire

We have audited the accompanying balance sheets of Boston Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s limited cash resources, recurring cash used in operations and operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

Boston, Massachusetts
March 27, 2015

Boston Therapeutics, Inc.
Balance Sheets
December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$157,278	$3,387,428
Accounts receivable	-	99,786
Prepaid expenses and other current assets	89,408	153,681
Inventory	197,969	110,625
Total current assets	444,655	3,751,520

Property and equipment, net	14,417	15,176
Intangible assets	632,143	696,429
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$1,163,122	$4,535,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$410,787	$170,977
Accrued expenses and other current liabilities	278,177	720,965
Deferred revenue	101,675	-
Total current liabilities	790,639	891,942

Notes payable - related parties	297,820	297,820
Total liabilities	1,088,459	1,189,762

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
38,512,516 and 37,362,160 shares issued and outstanding
at December 31, 2014 and 2013, respectively	38,512	37,362
Additional paid-in capital	12,034,992	10,606,810
Accumulated deficit	(11,998,841)	(7,298,902)
Total stockholders’ equity	74,663	3,345,270

Total liabilities and stockholders’ equity	$1,163,122	$4,535,032

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Statements of Operations
For the Years Ended December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013

Revenue	$199,582	$323,412
Cost of goods sold	175,829	278,205
Gross margin	23,753	45,207

Operating expenses:
Research and development	1,432,669	542,492
Sales and marketing	320,353	329,218
General and administrative	2,945,078	3,753,742
Total operating expenses	4,698,100	4,625,452
Operating loss	(4,674,347)	(4,580,245)

Interest expense	(20,009)	(19,692)
Other (expense) income	(4,749)	1,505
Foreign currency loss	(834)	(3,071)
Net loss	$(4,699,939)	$(4,601,503)

Net loss per share- basic and diluted	$(0.12)	$(0.18)

Weighted average shares outstanding basic and diluted	38,192,363	25,370,626

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2014 and 2013

	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2012	18,745,706	$18,746	$3,375,116	$(2,697,399)	$696,463

Issuance of common stock, net of issuance costs	18,312,341	18,312	3,551,056	-	3,569,368
Issuance of common stock warrants	-	-	1,616,062	-	1,616,062
Issuance of common stock in exchange
for consulting services	291,009	291	226,775	-	227,066
Issuance of common stock warrants in
exchange for consulting services	-	-	282,901	-	282,901
Cashless exercise of common stock options	13,104	13	(13)	-	-
Stock-based compensation	-	-	1,554,913	-	1,554,913
Net loss	-	-	-	(4,601,503)	(4,601,503
Balance at December 31, 2013	37,362,160	37,362	10,606,810	(7,298,902)	3,345,270

Issuance of common stock, net of issuance costs	833,340	833	373,916	-	374,749
Issuance of common stock warrants	-	-	161,087	-	161,087
Issuance of common stock in exchange
for consulting services	233,000	233	130,758	-	130,991
Exercise of common stock options	5,000	5	495	-	500
Cashless exercise of common stock options	79,016	79	(79)	-	-
Stock-based compensation	-	-	762,005	-	762,005
Net loss	-	-	-	(4,699,939)	(4,699,939)
Balance at December 31, 2014	38,512,516	$38,512	$12,034,992	$(11,998,841)	$74,663

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(4,699,939)	$(4,601,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,948	67,103
Loss on disposal of property and equipment	607	-
Stock-based compensation	762,005	1,554,913
Issuance of common stock and common stock warrants for consulting services	130,991	509,967
Issuance of common stock warrants	35,836	-
Changes in operating assets and liabilities:
Accounts receivable	99,786	(82,435)
Inventory	(87,344)	(93,816)
Prepaid expenses and other current assets	64,273	(144,608)
Accounts payable	239,810	(123,210)
Accrued expenses	(192,788)	574,191
Deferred revenue	101,675	-
Net cash used in operating activities	(3,474,140)	(2,339,398)

Cash flows from investing activities:
Purchase of property and equipment	(6,510)	(10,919)
Net cash used in investing activities	(6,510)	(10,919)

Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercises	500	-
Proceeds from issuance of common stock and common stock warrants (net of issuance costs)	250,000	5,185,430
Net cash provided by financing activities	250,500	5,185,430

Net (decrease) increase in cash and cash equivalents	(3,230,150)	2,835,113
Cash and cash equivalents, beginning of year	3,387,428	552,315
Cash and cash equivalents, end of year	$157,278	$3,387,428

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$4,283	$-
Non-cash financing activities:	-
Issuance of common stock for stock subscription received in 2013	$250,000	$-
Value of common stock issued to settle accrued liabilities	$-	$14,000

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

1.           GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc.  On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt, the Company’s Chief Executive Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger.  Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger.  Kenneth A. Tassey, Jr., the Company’s former President, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry to address unmet medical needs in diabetes and inflammatory diseases. We have brought one product, SUGARDOWN®, to market and have begun to make initial sales. We are currently focused on the development of two additional drug products: BTI-320, a non-systemic, non-toxic, tablet for reduction of post-meal blood glucose in people living with diabetes that is fully developed, and IPOXYN, an injectable anti-necrosis, anti-hypoxia drug that we are currently developing.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has limited cash resources, recurring cash used in operations and operating losses history.  As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $12 million as of December 31, 2014 and used cash in operations of approximately $3.5 million during the year ended December 31, 2014.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed.   The Company has $157,000 cash on hand at December 31, 2014.  In March 2015, the Company entered into four different convertible promissory note agreements with an aggregate proceeds balance of $432,000, net of discounts and fees, as referenced in Note 11. Management anticipates that our cash resources will be sufficient to fund our planned operations through the second quarter of 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the fourth quarter of fiscal 2014 and into fiscal 2015. Management plans to seek additional capital through private placements and public offerings of the Company’s common stock. In addition, management may seek to raise additional capital through public or private debt or equity financings in order to fund its operations.  There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to curtail or cease operations.

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

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

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN®.  Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped in accordance with the customers’ Free On Board (FOB) shipping point terms and collectability is reasonably assured. In practice, the Company has not experienced or granted significant returns of product. Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

As disclosed in Note 7, Advance Pharmaceutical Company Ltd., a related party, accounted for 91% and 97%, during the years ended December 31, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of December 31, 2014 and 2013. At December 31, 2014, there were no accounts receivable.  At December 31, 2013, the Company had one customer that accounted for 100% of its accounts receivable.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2014 and 2013, the Company recorded depreciation expense of $6,662 and $2,818, respectively.

Intangible Assets

Intangible assets consist of identifiable finite-lived assets acquired in business acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and are amortized over their economic useful lives on a straight line basis.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

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

The Company performed its impairment review of goodwill for the years ended December 31, 2014 and 2013, and concluded that no impairment existed.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the year ended December 31, 2014 did not include 6,483,400 and 12,516,669 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2013 did not include 5,741,400 and 11,974,999 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized.  The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2014 and 2013.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of selling, general and administrative expenses in the selling and marketing expenses in the statements of operations.  The Company did not incur any advertising costs for the year ended December 31, 2014, primarily due to its marketing agreement with Benchworks who bears the expense for marketing initiatives.  The Company incurred advertising costs of $25,068 for the year ended December 31, 2013.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of December 31, 2014 and 2013, evaluated using level 2 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Stock-Based Compensation

Stock–based compensation, including grants of employee and non-employee stock options and modifications to existing stock options, is recognized in the income statement based on the estimated fair value of the awards. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Stock-Based Compensation - continued

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company has a limited history of market prices of its common stock and as such volatility is estimated using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized in the financial statements on a straight-line basis over the requisite service period, based on awards that are ultimately expected to vest.

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date.  The adoption of ASU 2013-11 in 2014 did not affect the Company's results of operations, cash flows, or financial position.

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

3.           INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at December 31, 2014 and 2013, net of inventory reserves, were as follows:

	2014	2013
Raw materials	$85,133	$7,672
Work in process	-	-
Finished goods	112,836	102,953
Total	$197,969	$110,625

 The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

4.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at December 31, 2014 and 2013:

	2014	2013
Professional fees	$132,243	$331,494
Stock subscription	-	270,000
Interest	82,760	63,447
Other current liabilities	63,174	56,024
Total	$278,177	$720,965

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

On April 29, 2013, the Company issued a warrant to purchase 100,000 of common stock for $1.00 per share in exchange for consulting services rendered. The warrant associated with the consulting agreement is exercisable immediately and has a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the fair value of the warrant to be $19,865 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

5.           STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

On April 30, 2013, the Company issued 52,000 shares of its common stock with a fair value of $28,080 in exchange for consulting services rendered during February through April 2013 in connection with two separate consulting agreements.

On June 28, 2013, the Company issued 40,000 shares of its common stock with a fair value of $14,000 in exchange for consulting services rendered during May and June in connection with two separate consulting agreements.

Between July and September 2013, the Company conducted four closings of its private placement of securities with accredited investors pursuant to which the investors purchased in aggregate 17,659,007 shares of the Company’s common stock and warrants to purchase an additional 8,829,484 shares of common stock at an exercise price of $0.50 per share (the Investor Warrants) for total gross proceeds of $5,297,698. In addition, the Company issued warrants to the Placement Agent in exchange for services to purchase in aggregate 1,808,849 shares for $0.30 per share (the Placement Agent Warrants).  The Investor Warrants and Placement Agent Warrants are currently exercisable and have a five year term. The Company has evaluated these warrants for proper classification based on terms of the warrant agreements and has determined that equity classification is appropriate. The Company estimated the relative fair value of the Investor Warrants associated with the investor subscription agreements and Placement Agent Warrants as $1,279,093 and $288,101, respectively, using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital. In addition, issuance costs paid by the Company in connection with the private placement offering totaled $408,270.  CJY Holdings Limited purchased 6,666,660 shares and 3,333,320 Investor Warrants included in this Private Placement on the same terms as the other participants purchasing shares in the transaction.

During September 2013, the Company issued 52,000 shares of its common stock with a fair value of $22,920 in exchange for consulting services rendered during July through September 2013 in connection with two separate consulting agreements.

During October 2013, the Company conducted an additional closing of its private placement of securities to related parties and affiliates resulting in the purchase of 153,334 shares of the Company’s common stock and warrants to purchase 76,666 additional shares of common stock at an exercise price of $0.50 per share for total gross proceeds of $46,000. The warrant associated with the subscription agreement is exercisable immediately and has a five year term. The Company estimated the relative fair value of the warrants as $13,411 using the Black Scholes model which has been recorded as a component of permanent equity in additional paid in capital.

During October 2013, the Company issued 43,860 shares of its common stock with a fair value of $61,404 in exchange for consulting services rendered during August through October 2013 in connection with a consulting agreement.

During October 2013, the Company entered into a consulting agreement under which it is required to pay the consultant a monthly fee consisting of $10,000 paid in cash and a warrant to purchase 265,000 shares of common stock at an exercise price of $0.50 per share.  The warrant associated with the consulting agreement is exercisable immediately and has a five year term.  The Company estimated the fair value of the warrant at $263,036 using the Black Scholes model which has been recorded as a component of permanent equity in additional paid in capital.

On November 18, 2013, the Company issued 22,000 shares of its common stock with a fair value of $32,120 in exchange for consulting services rendered during November 2013 in connection with a consulting agreement.

During December 2013, the Company issued 35,316 shares of its common stock with a fair value of $49,292 in exchange for consulting services rendered during September through December 2013 in connection with two separate consulting agreements.

During the year ended December 31, 2013, the Company received $270,000 of cash proceeds in connection with a potential private placement financing expected to be executed during 2014. As of December 31, 2013, the terms of the private placement were not secured and the Company had recorded the $270,000 of proceeds as a stock subscription in accrued expenses and other current liabilities within the accompanying balance sheet.  Subsequent to the year ended December 31, 2013, the Company returned $20,000 of cash proceeds as the terms of the private placement were not secured.

During the three months ended March 31, 2014, the Company issued 99,000 shares of its common stock with a fair value of $74,160 in exchange for consulting services rendered during those periods in connection with three separate consulting agreements.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

5.           STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

On March 31, 2014, the Company issued 833,340 shares of common stock at a price per share of $0.60 and issued warrants to purchase 416,670 additional shares of common stock with an exercise price of $1.00 per share for gross proceeds of $500,000.  The Company had received $250,000 of these proceeds during the fourth quarter of 2013 which was recorded as a stock subscription in accrued expenses and other current liabilities in the accompanying balance sheet as of December 31, 2013.   The warrants are exercisable immediately and have a five year term.  The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $125,251 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

During the three months ended December 31, 2014, the Company issued 43,500 shares of its common stock with a fair value of $13,575 in exchange for consulting services rendered during those periods in connection with three separate consulting agreements.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement.  As of December 31, 2014, the Company had 12,516,669 warrants outstanding which are all classified as equity instruments and are fully exercisable as of December 31, 2014.  The following table summarizes outstanding and exercisable common stock warrants as of December 31, 2014:

Offering	Number of Shares Issuable	Exercise Price	Expiration Date
March 2012 Private Placement	20,000	$1.15	March 20, 2017
November 2012 Private Placement	625,000	$1.00	November 13, 2017
February 2013 Issued to Consultant	100,000	$1.00	February 1, 2018
February 2013 Private Placement	250,000	$1.00	February 27, 2018
July 2013 Private Placement	3,333,320	$0.50	July 23, 2018
August 2013 Private Placement	1,414,113	$0.50	August 6, 2018
August 2013 Private Placement	1,130,223	$0.50	August 30, 2018
August 2013 Issued to Placement Agent	1,808,849	$0.30	August 30, 2018
September 2013 Private Placement	2,951,828	$0.50	September 30, 2018
October 2013 Private Placement	76,666	$0.50	September 30, 2018
October 2013 Issued to Consultant	265,000	$0.50	October 15, 2018
March 2014 Private Placement	416,670	$1.00	March 31, 2019
August 2014 Private Placement	125,000	$0.60	August 7, 2019
	12,516,669

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of December 31, 2014 and December 31, 2013, there were 1,328,400 and 578,400 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of December 31, 2014 and December 31, 2013, there were 5,155,000 and 5,163,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to seven years.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The fair value of stock options granted and revaluation of non-employee consultant options for years ended December 31, 2014 and 2013 was calculated with the following assumptions:
	2014	2013
Risk-free interest rate	0.5% - 2.3%	0.5% - 1.6%
Expected dividend yield	0%	0%
Volatility factor	85% - 98%	85 - 96%
Expected life of option	2.50 to 7 years	3.25 to 6 years

The weighted-average fair value of stock options granted during the years ended December 31, 2014 and 2013, under the Black-Scholes option pricing model was $0.68 and $0.21 per share, respectively. For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense of $762,005 and $1,554,913, respectively, in connection with share-based payment awards. As of December 31, 2014, there was approximately $171,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the Company’s stock option activity during the years ended December 31, 2014 and 2013:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	7,708,400	$0.10-1.85	$0.42
Granted	708,000	0.42-1.00	0.68
Exercised	(13,104)	0.50	0.50
Options forfeited/cancelled	(2,661,896)	0.42-1.00	0.52
Outstanding as of December 31, 2013	5,741,400	$0.10-1.85	$0.40
Granted	1,777,000	0.37-1.21	0.94
Exercised	(84,016)	0.10-0.57	0.54
Options forfeited/cancelled	(950,984)	0.57-1.21	0.95
Outstanding as of December 31, 2014	6,483,400	$0.10-1.85	$0.47

During the year ended December 31, 2014, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 133,280 common stock options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 79,016 shares were issued to the holder during the year ended December 31, 2014 with the remaining 54,264 options forfeited.  In addition, the Company also received $500 in proceeds in connection with the exercise of 5,000 common stock options with an exercise price of $0.10 per share.

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2014:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate		Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	Number of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	1.87	$987,250	1,795,000	$0.10	1.87	$987,250
0.37	58,000	0.37	7.67	16,240	38,000	0.37	8.16	10,640
0.42	63,000	0.42	6.01	14,490	63,000	0.42	6.01	14,490
0.43	100,000	0.43	9.61	22,000	-	0.43	-	-
0.50	3,710,000	0.50	4.00	556,500	3,376,666	0.50	3.45	506,500
0.69	100,000	0.69	9.21	-	100,000	0.69	9.21	-
1.21	579,000	1.21	9.07	-	497,750	1.21	9.06	-
1.85	78,400	1.85	0.75	-	78,400	1.85	0.75	-
$0.10-1.85	6,483,400	$0.47	4.04	$1,596,480	5,948,816	$0.46	3.56	$1,518,880

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2014:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2012	5,389,583	$0.30
Granted	708,000	0.21
Forfeited	(2,655,000)	0.30
Vested	(2,580,448)	0.29
Non-vested as of December 31, 2013	862,135	$0.25
Granted	1,777,000	0.68
Forfeited	(552,970)	0.62
Vested	(1,601,581)	0.55
Non-vested as of December 31, 2014	484,584	$0.39

The weighted-average remaining contractual life for options exercisable at December 31, 2014 is 3.56 years. At December 31, 2014 the Company has 12,247,880 and 6,171,600 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $1,518,880 and $5,061,256 at December 31, 2014 and 2013, respectively.  The aggregate intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $71,083 and $12,449, respectively.   The actual tax benefit realized from stock option exercises during the years ended December 31, 2014 and 2013 were $45,996 and $19,000, respectively.

7.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. On August 6, 2012, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2014. On August 2, 2013, the outstanding notes of $297,820 were amended to extend the maturity dates to June 29, 2015.  Effective June 30, 2014, the outstanding notes of $297,820 were amended to extend the maturity dates to June 30, 2016.  As of December 31, 2014 and 2013, $82,760 and $63,447, respectively, of accrued interest had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

7.           RELATED PARTY TRANSACTIONS - continued

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013.    Revenue generated pursuant to the Agreement for the years ended December 31, 2014 and 2013 were $182,000 and $315,000, respectively.

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

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt.  The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 in December 2013 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company.  In May 2014, the Board approved a $50,000 increase in indemnification support, solely for the payment of outside legal expenses.  The Company recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014.  In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014.  On March 2, 2015, the Board voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697.  The Board determined that interest should be charged to Dr. Platt from the time he received the funds in July 2014 to the date of the board meeting and that this amount would be offset against interest the Company owes Dr. Platt.  The remaining amount would be considered settled in full by the Company.

 8.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications, which were obtained through the acquisition of BTI in 2010, are being amortized on a straight-line basis over their estimated useful lives of 14 years.

Intangible assets consist of the following as of December 31:

	2014	2013
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(267,857)	(203,571)
Intangible assets, net	$632,143	$696,429

      Amortization expense for each of the years ended December 31, 2014 and 2013 was $64,286 and $64,285, respectively.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

8.           INTANGIBLE ASSETS - continued

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Fiscal Year
2015	$64,286
2016	64,286
2017	64,286
2018	64,286
2019	64,286
Thereafter	310,713
$632,143

9.	PROVISION FOR INCOME TAXES

	During the years ended December 31, 2014 and 2013, no provision for income taxes was recorded as the Company generated net operating losses of $3,965,123 and $2,680,473, respectively.

	A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

		2014	2013
	Net operating loss carryforwards	34.0%	34.0%
	State taxes, net of federal benefit	5.2%	5.5%
	Federal research and development tax credit	1.3%	0.2%
	Other	(2.5)%	(0.5)%
	Change in deferred tax asset valuation allowance	(38.0)%	(39.2)%
	Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Net operating loss carryforwards	$3,326,788	$1,781,334
Tax credit carryforwards	72,685	12,499
Non-qualified stock options	1,006,472	857,613
Other temporary differences	194,895	164,379
Gross deferred tax assets	4,600,840	2,815,825
Valuation allowance	(4,600,840)	(2,815,825)
Net deferred tax assets	$-	$-

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of $8,398,858, which begin to expire in years 2029 and 2019, respectively. The Company also has available research and development tax credit carryforwards for federal income tax purposes of $72,685, which begin to expire in year 2032.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

9.           PROVISION FOR INCOME TAXES - continued

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the net operating loss carryforwards (“carryforwards”) and research and development tax credit carryforwards to annual limitations which could reduce or defer the carryforwards. Section 382 imposes limitations on a corporation’s ability to utilize carryforwards if it experiences an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the carryforwards would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the carryforwards to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such carryforwards to expire unused, reducing or eliminating the benefit of such carryforwards. The Company has not completed a Section 382 study to determine if there have been one or more ownership changes due to the costs associated with such a study. Until a study is completed and the extent of the limitations, if any, is able to be determined, no additional amounts have been written off or are being presented as an uncertain tax position.

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2014, the Company increased its valuation allowance by $1,785,015 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2014. Management reevaluates the positive and negative evidence at each reporting period.

The Company applies the provisions of ASC 740-10, Income Taxes.   The Company has not recognized any liability for unrecognized tax benefits and does not believe there is any uncertainty with respect to its tax position.  The Company’s policy with respect to unrecognized tax benefits is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

10.      COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $57,524 and $73,752 during the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, there was $22,810 and $25,381, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2014, are as follows:

Fiscal Year
2015	$62,169
2016	64,299
2017	66,519
2018	16,770
$209,757

Marketing Agreement

On May 14, 2014, we entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, we have granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks is responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defines certain minimum net sales levels that Benchworks must achieve to maintain exclusivity; and the agreement also provides for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2014 and 2013

11.   SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2014 through the date of filing, for possible disclosure and recognition in the financial statements.  Except as discussed below, the Company did not have any material subsequent events that impact its financial statements or disclosures.

In January 2015, the Company issued 43,992 shares of common stock resulting from the cashless exercise of 92,000 placement agent warrants with an exercise price of $0.30.  The remaining 48,008 common stock warrants were cancelled due to the cashless exercise.

In February 2015, the Company issued 30,000 shares of its common stock with a fair value of $9,900 in exchange for consulting services rendered during January and February 2015 in connection with a consulting agreement.

On March 12, 2015, the Company entered into a $225,000 convertible note agreement for $200,000 in net proceeds after discounts and fees.  The note has a eleven month term with an annual interest rate of 10%.    In connection with this convertible note, the Company issued a warrant to purchase 625,000 shares of the Company’s common stock.  The warrant is immediately exercisable at an exercise price of $0.30 per share and expires in March 2020.    The note is convertible into common stock at the Lender’s option pursuant to the conversion terms of the note agreement.

On March 13, 2015, the Company entered into a $100,000 convertible promissory note agreement for $94,000 in net proceeds after discounts and fees.  The note has a twelve month term with an annual interest rate of 10%.    Pursuant to the securities purchase agreement, the lender is obligated to enter into an additional convertible promissory note in the principal amount of $100,000 in May 2015 with an issuance discount of $10,000, unless the closing price of the Company’s common stock is below 50% of the closing price on the issuance date of March 13, 2015, in which case the lender may in its discretion determine not to fund all or any portion of the second convertible promissory note agreement.   The promissory note is convertible into common stock at the Lender’s option at any time on or after June 12, 2015, pursuant to the conversion terms of the note.

On March 18, 2015, the Company entered into a $75,000 convertible promissory note agreement for $67,500 in net proceeds after issuance discounts.  The promissory note has a two year term with an annual interest rate of 12%.  The promissory note is convertible into common stock at the Lender’s option any time pursuant to the conversion terms of the note.

On March 20, 2015, the Company entered into a $79,000 convertible promissory note agreement for $70,500 in net proceeds after fees.  The promissory note matures in December 2015 with an annual interest rate of 8%.  The promissory note is convertible into common stock at the Lender’s option any time on or after September 20, 2015 pursuant to the conversion terms of the note.