Form 10-Q
period 2015-03-31
Boston Therapeutics, Inc.
filed 2015-05-20
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2015
Common Stock, $0.001 par value per share	38,597,008 shares

BOSTON THERAPEUTICS, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$220,318	$157,278
Accounts receivable	30,731	-
Prepaid expenses and other current assets	103,427	89,408
Inventory	179,967	197,969
Total current assets	534,443	444,655

Property and equipment, net	12,700	14,417
Intangible assets	616,072	632,143
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$1,235,122	$1,163,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$518,736	$410,787
Accrued expenses and other current liabilities	162,362	278,177
Deferred revenue	197,500	101,675
Convertible notes payable, net of discount	101,655	-
Warrant liability	137,195	-
Derivative liabilities	12,303	-
Total current liabilities	1,129,751	790,639

Notes payable - related parties	297,820	297,820
Convertible notes payable, net of discount	65,392	-
Derivative liabilities	6,400	-
Total liabilities	1,499,363	1,088,459

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 38,597,008 and 38,512,516 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	38,597	38,512
Additional paid-in capital	12,372,290	12,034,992
Accumulated deficit	(12,675,128	(11,998,841)
Total stockholders’ (deficit) equity	(264,241)	74,663

Total liabilities and stockholders’ (deficit) equity	$1,235,122	$1,163,122

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2015	2014
Revenue	$51,329	$43,827
Cost of goods sold	32,110	54,558
Gross margin (deficit)	19,219	(10,731)

Operating expenses:
Research and development	205,419	269,434
Sales and marketing	32,751	172,735
General and administrative	515,922	1,105,230
Total operating expenses	754,092	1,547,399

Operating loss	(734,873)	(1,558,130)

Interest expense	(17,488)	(4,728)
Other expense	(4,999)	(2,940)
Reduction of interest payable (Note 6)	82,355	-
Change in fair value of warrant liability	9,800	-
Change in fair value of derivative liabilities	(11,372)	-
Foreign currency gain (loss)	290	(625)
Net loss	$(676,287)	$(1,566,423)

Net loss per share- basic and diluted	$(0.02)	$(0.04)
Weighted average shares outstanding basic and diluted	38,564,915	37,451,156

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(676,287)	$(1,566,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,788	17,547
Stock-based compensation	205,175	503,772
Amortization of discount on debt	9,476	-
Change in fair value of warrant liability	(9,800)	-
Change in fair value of derivative liabilities	11,372	-
Issuance of common stock for consulting services	12,105	74,160
Changes in operating assets and liabilities:
Accounts receivable	(30,731)	57,186
Inventory	18,002	13,053
Prepaid expenses and other current assets	(14,019)	106,637
Accounts payable	107,949	(99,202)
Deferred revenue	95,825	-
Accrued expenses	(115,815)	(228,114)
Net cash used in operating activities	(368,960)	(1,121,384)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,140)
Net cash used in investing activities	-	(4,140)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	432,000	-
Proceeds from issuance of common stock upon option exercises	-	500
Proceeds from issuance of common stock and common stock warrants (net of issuance costs)	-	250,000
Net cash provided by financing activities	432,000	250,500

Net increase (decrease) in cash and cash equivalents	63,040	(875,024)
Cash and cash equivalents, beginning of period	157,278	3,387,428
Cash and cash equivalents, end of period	$220,318	$2,512,404

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$5,000	$3,000
Non-cash financing activities:
Issuance of common stock for stock subscription received in 2013	$-	$250,000
Warrant liability associated with Typenex Convertible Note	$146,995	$-
Derivative liabilities associated with convertible notes payable	$7,331	$-
Beneficial conversion features associated with convertible notes payable	$120,103	$-

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $12.7 million and $220,000 cash on hand as of March 31, 2015. In March 2015, the Company entered into four different convertible promissory note agreements with aggregate proceeds of $432,000, net of original issuance discounts and fees.  Management anticipates that the Company’s cash resources will be sufficient to fund its planned operations into June 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during fiscal 2014 and the first quarter of fiscal 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management is currently seeking additional capital through private placements and public offerings of its stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund its operations.  There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2014 included in its Form 10-K filed with the SEC on March 27, 2015. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of March 31, 2015 and the results of operations for the three month periods ended March 31, 2015 and 2014.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three month periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of March 31, 2015 and December 31, 2014.  At March 31, 2015 the Company had one customer that accounted for 100% of its accounts receivable.  At December 31, 2014, there were no accounts receivable.  The Company believes there is minimal risk associated with this receivable.

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

As disclosed in Note 5 of the Notes to Unaudited Condensed Financial Statements, Advance Pharmaceutical Company Ltd., a related party, accounted for 68% and 97% of the Company’s revenue during the three months ended March 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company’s assets and liabilities measured at fair value on a recurring basis include its warrant liabilities and certain convertible note derivative liabilities (see Notes 3 and 9).

Deferred Financing Costs

Financing costs incurred in connection with the Company’s convertible notes as disclosed in Note 3 were recorded as a direct reduction from the carrying value of the debt as in accordance with the early adoption of the Financial Accounting Standards Board (FASB) issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” as discussed in further detail below. The amortization of deferred financing fees excluding the original issuance discounts as discussed in Note 3 was $1,023 and $0 during the three months ended March 31, 2015 and 2014, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2015, which consist of certain put option features embedded in its convertible debt instruments, and a warrant associated with one of these contvertible debt instruments, and determined that such derivatives meet the criteria for liability classification under ASC 815, Derivatives and Hedging.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate certain embedded features from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded feature is not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded feature and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded feature would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule in the case of embedded conversion features in convertible debt instruments which are considered to be conventional, as defined.

All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings, as the derivatives had not been formally designated as hedges for accounting purposes. The Company’s derivative financial instruments include bifurcated embedded derivatives and a warrant liability that were identified within the Convertible Notes (see Notes 3 and 9).

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three month period ended March 31, 2015 did not include 8,192,400 and 13,404,634 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three month period ended March 31, 2014 did not include 6,822,120 and 12,391,669 options and warrants, respectively, because of their anti-dilutive effect.

Recent Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discounts or premiums.  The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company elected early adoption of this standard during the period ended March 31, 2015, which did not have a material impact on its financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. In April 2015, the FASB voted to propose deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the impact of this standard on its financial statements.

In August 2014, the FASB issued Accounting Standard Update ASU 2014-15, “Presentation of Financial Statements – Going Concern”. The new standard addresses management’s responsibility to evaluate whether there is a substantial doubt about the Company’s ability to continue as a going concern.  It requires management to perform interim and annual assessments of the Company ability to continue as a going concern and to provide related disclosures.  The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of this standard on its financial statements.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

2.             INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at March 31, 2015 and December 31, 2014, net of inventory reserves, were as follows:

	2015	2014
Raw materials	$85,018	$85,133
Work in process	-	-
Finished goods	94,949	112,836
	$179,967	$197,969

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

3.           CONVERTIBLE NOTES PAYABLE

In March 2015, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”).  Pursuant to this agreement, the Company issued to Typenex a convertible promissory note (“Typenex Note”) in the principal amount of $225,000 with an original issue discount of $20,000 plus additional financing fees of $5,000 and a five year warrant to purchase 979,965 shares of the Company’s common stock at at an exercise price of $0.30 per share, exercisable at date of issuance.  Interest on the Typenex Note accrues at the rate of 10% per annum.  The Typenex note is to be repaid in six equal monthly installments in cash or in shares of common stock at the Company’s option (the “Conversion Shares”) plus any unpaid interest beginning September 17, 2015 until the maturity date in February 2016.  The conversion price for determining the number of Conversion Shares in respect of any installment for which the Company elects to pay in shares of common stock will be the lesser of (i) $0.30 or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the common stock during the 20 trading days immediately preceding the date of conversion.  The Company can repay the Typenex Note before maturity, at its option, by paying the lender an amount equal to 125% of the then outstanding principal amount.   Amounts outstanding under the Typenex Note are convertible into the Company’s common stock, in whole or in part, at any time,  at the option of the lender, with an initial conversion price of $0.30 per share. The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions. The initial conversion price for lender conversions is also subject to adjustment should the aggregate market value of the Company’s common stock fall below $5 million dollars, in which case the conversion price would become the lesser of (i) $0.30 per share or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days immediately preceding the date of conversion. If the Company fails to pay any of the installments including interest due under the Typenex Note when due, or if other events of default thereunder should occur, a default interest rate of 22% per annum will apply and the lender, at their option may require the Company to repay, at 115%, all amounts that are outstanding plus 5% for each additional event of default. The Company assessed the features of the Typenex Note and warrant and determined that the warrant is required to be accounted for as a liability due to "full ratchet" protection and the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company’s stock or failure to comply with the reporting requirements under the Exchange Act, is a derivative that requires bifurcation.  The Company recorded the fair value of the warrant of $146,995 (Note 9) as a discount to the carrying value of the Typenex Note and as a liability.  The Company recorded the fair value of the put options derivative of $1,900 (Note 9) as a discount to the carrying value of the Typenex Note and accounted for it separately as a liability.  Finally, the Company assessed the conversion feature of the Typenex Note and recorded an initial beneficial conversion feature of $26,303 as a discount on the note and a component of additional paid in capital.   The original issuance discount, financing fees, warrant issuance, bifurcated derivative and beneficial conversion feature result in an aggregate initial discount of $200,198 on the Typenex Note.  The discount will be accreted through the note’s maturity.  For the three months ended March 31, 2015, the Company recorded $2,753 of non-cash interest associated with the accretion of the Typenex Note discount.

In March 2015, the Company entered into a securities purchase agreement with JDF Capital, Inc., (“JDF”).  Pursuant to this agreement, the Company issued to JDF a convertible promissory note ("JDF Note") in the principal amount of $110,000 with an original issue discount of $10,000 and financing fees of $6,000.  Interest accrues at the rate of 10% per annum and is due at maturity of the note in March 2016.  The Company can repay the outstanding principal balance of the JDF Note during the first 180 days following issuance, at its option,  by paying the lender an amount equal to 130% during the first 60 days following the issuance, 140% from 61 days to 120 days following the issuance and 150% from 121 days to 180 days following the issuance. At any time on or after June 12, 2015, amounts outstanding under the JDF Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 40% discount to the lower of (i) the lowest reported sales price of the common stock during the 20 trading day period immediately prior to the date of conversion or (ii) the lowest reported sales price during the 20 days trading period immediately prior to issuance of the JDF Note.  The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company fails to repay the JDF Note when due, or if other events of default thereunder should occur, a default interest rate of 15% per annum will apply and the lender, at their option, may require the Company to repay, at 120%, all amounts that are outstanding. The Company assessed the features of the JDF Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, major transaction or triggering event, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company’s stock or failure to comply with the reporting requirements under the Exchange Act,  is a derivative that requires bifurcation. The Company recorded the fair value of the put option and redemption feature derivative of $200 (Note 9) as a discount to the carrying value of the JDF Note and accounted for it separately as a liability.  The Company also assessed the conversion feature of the JDF Note and recorded an initial beneficial conversion feature of $93,800 as a discount on the note and a component of additional paid in capital.   The original issuance discount, financing fees, bifurcated derivative and beneficial conversion feature result in an aggregate initial discount of $110,000 on the JDF Note.  The discount will be accreted through the note’s maturity.  For the three months ended March 31, 2015, the Company recorded $5,805 of non-cash interest associated with the accretion of the JDF Note discount.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

3.           CONVERTIBLE NOTES PAYABLE - continued

In March 2015, the Company entered into a convertible promissory note agreement with JMJ Financial (“JMJ”) with a total potential principal amount of $500,000 with a $50,000 original issue discount ("JMJ Note").  At their discretion, JMJ may fund to the Company any portion of the $500,000, net of the original issue discount ratably applied.  On March 18, 2015, the Company borrowed $83,333 of the principal amount, subject to the original issue discount of $8,333, for net proceeds of $75,000.  Borrowings under the JMJ Note are due two years from the date funded.  The Company may repay amounts borrowed under the JMJ Note within 90 days of funding without interest.  Amounts not repaid within 90 days of funding bear a one-time interest charge of 12%.  Amounts outstanding under the JMJ Note are convertible into the Company’s common stock, in whole or in part, at any time,  at the option of the lender, with an initial conversion price of a 40% discount (subject to adjustment) to the lowest trade price of the common stock during the 20 trading day period immediately prior to the date of conversion.  If the Company fails to repay amounts due under the JMJ Note when due, or if other events of default thereunder should occur, a default interest rate of 18% per annum will apply and the lender, at their option, may require the Company to repay, at 150%, all amounts that are outstanding. The Company assessed the features of the JMJ Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency or failure to comply with the reporting requirements under the Exchange Act,  is a derivative that requires bifurcation. The Company recorded the fair value of the put option derivative of $2,400 (Note 9) as a discount to the carrying value of the JMJ Note and accounted for it separately as a liability.  The original issuance discount, financing fees, and bifurcated derivative result in an aggregate initial discount of $18,233 on the JMJ Note.  The discount will be accreted through the note’s maturity.  For the three months ended March 31, 2015, the Company recorded $291 of non-cash interest associated with the accretion of the JMJ Note discount.

In March 2015, the Company entered into a securities purchase agreement with Vis Vires Group (Vis Vires).  Pursuant to this agreement, the Company issued to Vis Vires a convertible promissory note in the principal amount of $79,000 with financing fees of $8,500 ("Vis Vires Note").  Interest accrues at the rate of 8% per annum and is due upon maturity of the note in December 2015.  The Company can repay the outstanding principal balance of the Vis Vires Note, at its option,  by paying the lender an amount ranging from 110% during the 30 days following the issuance of the note up to 135% from 151 days to 180 days following the issuance of the Vis Vires Note. At any time on or after September 18, 2015, amounts outstanding under the note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 39% discount to the average of the lowest three reported closing bid prices of the common stock during the 10 trading day period immediately prior to the date of conversion. The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company fails to repay the Vis Vires Note when due, or if other events of default thereunder should occur, a default interest rate of 22% per annum will apply and the lender, at their option, may require the Company to pay, at 120%, all amounts that are outstanding. The Company assessed the features of the Vis Vires Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company's stock, a financial statement restatement or failure to comply with the reporting requirements under the Exchange Act, is a derivative that requires bifurcation. The Company recorded the fair value of the default put option derivative of $2,831 (Note 9) as a discount to the carrying value of the Vis Vires Note and accounted for it separately as a liability.  The financing fees and bifurcated derivative result in an aggregate initial discount of $11,331 on the Vis Vires Note.  The discount will be accreted through the note’s maturity.  For the three months ended March 31, 2015, the Company recorded $626 of non-cash interest associated with the accretion of the Vis Vires Note discount.

Each of the convertible note agreements has a Conversion Delay feature that requires the Company to deliver shares upon conversion of the note within a defined period of time.  If the Company fails to deliver the shares within the defined period, the Company may be obligated to cash payments to the lender or reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares.  The Company assessed the provisions of the Conversion Delay feature as an embedded derivative and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the convertible note host agreements. The Conversion Delay feature has been bifurcated from the convertible notes and accounted for separately. The value of this feature was nominal as of the issuance date and March 31, 2015.

The principal amount of convertible notes payable, the related discount and the net carrying amount as of March 31, 2015 are as follows:

				Remaining Period for Amortization
	Principal	Discount	Net	of Discount
Typenex Note	$225,000	$197,445	$27,555	10.5 months
JDF Note	110,000	104,195	5,805	11.5 months
JMJ Note	83,333	17,941	65,392	23.5 months
Vis Vires Note	79,000	10,705	68,295	8.5 months
	497,333	330,286	167,047
Less: current portion	414,000	312,345	101,655
Long term portion	$83,333	$17,941	$65,392

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

Common Stock

During the three months ended March 31, 2015, the Company issued 40,500 shares of its common stock with a fair value of $12,105 in exchange for consulting services rendered during those periods in connection with two consulting agreements.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

4.           STOCKHOLDERS’ EQUITY - continued

Common Stock Warrants

On March 12, 2015, pursuant to the Typenex agreement referenced in Note 3, the Company issued to Typenex a warrant to purchase 979,965 shares of the Company’s common stock.  Market price, as defined in the Typenex Note, is 70% multiplied by the average of the three lowest closing bid prices in the twenty trading days immediately preceding the issuance date.  The warrant is immediately exercisable at an exercise price of $0.30 per share and expires in March 2020.  Both the exercise of the warrant and the number of shares covered by the warrant are subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price, with certain exceptions.  The Company has classified the Typenex warrant as a liability instrument.  See Note 9 for further discussion.

The Company accounts for warrants as either equity instruments or liabilities instruments depending on the specific terms of the warrant agreement.  As of March 31, 2015, the Company had 13,404,634 warrants outstanding.  Of the 13,404,634 total warrants outstanding, the Company has classified 12,424,669 as equity instruments and 979,965 as liability instruments as of March 31, 2015.  All warrants outstanding are fully exercisable as of March 31, 2015.

During the three months ended March 31, 2015, the Company received five separate notices to exercise an aggregate of 92,000 placement agent warrants with an exercise price of $0.30 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 43,992 shares were issued to the five holders during the quarter ended March 31, 2015, with the remaining 48,008 warrants forfeited.

The following table summarizes the Company’s common stock warrant activity during the three months ended March 31, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	12,516,669	$0.53
Granted	979,965	0.30
Exercised	(43,992)	0.30
Forfeited/cancelled	(48,008)	0.30
Outstanding as of March 31, 2015	13,404,634	$0.51

5.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (“2010 Plan”) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of March 31, 2015 and December 31, 2014, there were 2,028,400 and 1,328,400 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (“2011 Plan”) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of March 31, 2015 and December 31, 2014, there were 6,164,000 and 5,155,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

5.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

In March 2015, the Board of Directors approved a grant of non-qualified stock options to the independent directors of the Company to purchase an aggregate of 384,000 shares of the Company’s common stock at an exercise price of $0.18. The options were allocated among the directors based on service in, and chairmanship of the Company’s committees and service as lead independent director. The options vest as of December 31, 2015, provided that the directors remain directors on that date and have attended at least 75% of the scheduled meetings of the Board and the committees on which such directors serve during the 2015 calendar year. In addition, during the period ended March 31, 2015, the Company granted incentive stock options to members of management and non-management of the Company to purchase an aggregate of 700,000 shares of the Company’s common stock at exercises prices ranging from $0.18 to $0.20 per share, all of which vested immediately. The Company also granted non-qualified stock options to consultants of the Company to purchase an aggregate of 625,000 shares of the Company’s common stock at an exercise price of $0.18, all of which vested immediately.

The fair value of stock options granted or revalued for the three months ended March 31, 2015 and 2014 was calculated with the following assumptions:
	2015	2014
Risk-free interest rate	1.3% - 1.9%	0.5% - 2.3%
Expected dividend yield	0%	0%
Volatility factor	79 – 91%	86 – 98%
Expected life of option	4.60 to 10 years	2.50 to 7 years

The weighted-average fair value of stock options granted during the three month period ended March 31, 2015 and 2014, under the Black-Scholes option pricing model, was $0.13 and $0.83 per share, respectively.

The Company recognized $205,175 and $503,772 of stock-based compensation costs in the accompanying statement of operations for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was approximately $179,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2015:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	6,483,400	$0.10-1.85	$0.47
Granted	1,709,000	0.18-0.20	0.18
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of March 31, 2015	8,192,400	$0.10-1.85	$0.41

There were no stock option exercises during the three months ended March 31, 2015.  During the three months ended March 31, 2014, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 133,280 common stock options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 79,016 shares were issued to the holder during the quarter ended March 31, 2014 with the remaining 54,264 options forfeited.  In addition, the Company also received $500 for stock options exercised.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

5.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2015:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	1.63	$197,450	1,795,000	$0.10	1.63	$197,450
0.18	1,559,000	0.18	8.93	46,770	1,175,000	0.18	8.59	35,250
0.20	150,000	0.20	9.99	1,500	150,000	0.20	9.99	1,500
0.37	58,000	0.37	7.43	-	48,000	0.37	7.62	-
0.42	63,000	0.42	5.76	-	63,000	0.42	5.76	-
0.43	100,000	0.43	9.36	-	-	0.43	-	-
0.50	3,710,000	0.50	3.75	-	3,409,999	0.50	3.27	-
0.69	100,000	0.69	8.96	-	100,000	0.69	8.96	-
1.21	579,000	1.21	8.82	-	554,000	1.21	8.82	-
1.85	78,400	1.85	0.50	-	78,400	1.85	0.50	-
$0.10-1.85	8,192,400	$0.41	4.89	$245,720	7,373,399	$0.41	4.37	$234,200

The weighted-average remaining contractual life for stock options exercisable at March 31, 2015 is 4.37 years. At March 31, 2015, the Company has 11,238,880 and 5,471,600 options available for grant under the 2011 Plan and 2010 Plan, respectively. The intrinsic value for fully vested, exercisable options was $234,200 and $1,518,880 at March 31, 2015 and December 31, 2014, respectively. There were no options exercised in the three months ended March 31, 2015.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $71,083.   No actual tax benefit was realized from stock option exercises during these periods.

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2015:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	484,584	$0.39
Granted	1,709,000	0.13
Forfeited	-	-
Vested	(1,374,583)	0.15
Non-vested as of March 31, 2015	819,001	$0.24

6.           RELATED PARTY TRANSACTIONS

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

6.           RELATED PARTY TRANSACTIONS - continued

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt.  The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 in December 2013 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company.  In May 2014, the Board approved a $50,000 increase in indemnification support, solely for the payment of outside legal expenses.  The Company recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was expensed in the year ended December 31, 2013 and of which $63,296 was expensed in the year ended December 31, 2014.  In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014.

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt.  In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014.  The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company.  Accordingly, the Company has recorded the reduction in accrued interest through earnings during the interim period ended March 31, 2015.  As of March 31, 2015 and December 31, 2014, $5,178 and $82,760, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in China, Hong Kong and Macau.    In November 2014, The Company agreed to expand Advance Pharmaceutical’s territory to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, the agreement was expanded to include Japan as an additional territory.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board of Directors in December 2013.    Revenue generated pursuant to the Agreement for the three month periods ended March 31, 2015 and 2014, were $34,906 and $42,600, respectively.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

7.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at March 31, 2015 and December 31, 2014:

	2015	2014
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(283,928)	(267,857)
Intangible assets, net	$616,072	$632,143

Amortization expense was $16,071 and $16,072 for the three months ended March 31, 2015 and 2014, respectively.

8.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $14,381 and $14,382 during the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, there was $22,038 and $22,810, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2015 are as follows:

Fiscal Year
2015	47,016
2016	64,299
2017	66,519
2018	16,770
$194,604

Marketing Agreement

On May 14, 2014, the Company entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, the Company has granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks is responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defines certain minimum net sales levels that Benchworks must achieve to maintain exclusivity; and the agreement also provides for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million. Revenue generated pursuant to the Marketing Agreement for the three months ended March 31, 2015 and 2014, were $15,916 and $0, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

9.           FAIR VALUE OF FINANCIAL MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurments.  In March 2015, the Company entered into four separate convertible promissory note agreements and one warrant agreement (see Note 3).  The Company evaluated these notes and determined that certain put options embedded in the convertible debt instruments met the requirement for classification as derivative liabilties.  In addition, a warrant agreement associated with one of these convertible debt instruments included antidilution provisions that also require the warrant to be classified as a liability.  These liabilities were measured at fair value at issuance and remeasured on a recurring basis at March 31, 2015 with the change in fair value between those dates being included in earnings.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value of Measurements at March 31, 2015
	Total	Level 1		Level 2		Level 3
Liabilities
Warrant liability	$137,195		$–		$–	$137,195
Convertible note derivative liabilities	$18,703	$		$		$18,703

Warrant Liability

On March 12, 2015, the Company entered into a warrant agreement on March 12, 2015 in conjunction with one of its convertible promissory note agreements as discussed in Note 3.  Due to the existence of an antidilution provision, which reduces the exercise price and conversion price in the event of subsequent dilutive issuances, the warrant was recorded as a liability in the balance sheet at its fair value of $146,995 at the date of issuance.  The fair value of the warrant was revalued at March 31, 2015 at a fair value of $137,195. This fair value change of $9,800 and any changes in subsequent reporting periods, is reported in the statement of operations. The fair value of the warrant is measured using Monte Carlo Simulation modeling.  The assumptions used in the Monte Carlo simulation models used to estimate the fair value of the warrant liability upon issuance at March 12, 2015 and March 31, 2015 were:

	March 12, 2015	March 31, 2015
Risk-free interest rate	1.59%	1.37%
Expected dividend yield	0	0
Volatility factor	80%	80%
Expected life of warrant	5 years	4.9 years

The following table reflects the change in the Company’s Level 3 warrant liability from its initial recording on March 12, 2015 through March 31, 2015:

Balance at December 31, 2014	$–
Issuance of warrant liability	146,995
Change in fair value	(9,800)
Balance at March 31, 2015	$137,195

Convertible Note Derivative Liability

The Company entered into four separate convertible note agreements in March 2015. The Company assessed the embedded features within these debt instruments and determined that certain put options were required to be separated from the notes and accounted for as derivative liabilities. The fair value of these embedded derivative liabilities were measured using a Probability-Weighted Expected Return Method (“PWERM”) valuation model. The assumptions used within the PWERM model as of issuance date and March 31, 2015 included management’s estimates surrounding probability that certain put options were to occur, projected time period in which the certain put options would likely occur, the put option premiums and penalties as previously discussed in Note 3 above and an estimated discount rate to determine present value of expected cash flows.

The fair value of the convertible note derivate liabilities were valued at an aggregate of $7,331 and $18,703 on date of issuance and March 31, 2015, respectively, of which $6,400 is considered non-current in the Company’s balance sheet as of March 31, 2015.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2015 and 2014

9.           FAIR VALUE OF FINANCIAL MEASUREMENTS – continued

The following table reflects the change in the Company’s Level 3 convertible note derivative liabilities from their initial value at issuance through March 31, 2015:

Balance at December 31, 2014	$–
Issuance of derivatives in connection with convertible note agreements	7,331
Change in fair value	11,372
Balance at March 31, 2015	$18,703

10.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company determined that certain embedded features related to the Convertible Notes and Warrant issued in connection with the Convertible Notes as discussed in Note 3 and 9 above are derivative financial instruments.

Fair values of derivative instruments not designated as hedging instruments consist of the following:

Liability derivatives:	Balance Sheet Location	Fair Value
March 31, 2015:
Convertible Notes Put Options	Derivative liabilities	$18,703
Convertible Note Warrant Liability	Warrant Liability	$137,195

There were no derivative instruments issued or outstanding as of December 31, 2014.

The effect of derivative instruments not designated as hedging instruments on the statement of operations for the three months ended March 31, 2015 consist of the following:

Derivatives not designated as hedging instruments	Location of gain or loss recognized in income on derivative	Amount of gain or (loss) recognized in income on derivative
Convertible Notes Put Options	Change in fair value of embedded derivative liabilities	$(11,372)
Convertible Note Warrant Liability	Change in fair value of warrant liability	$9,800

11.         SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2015 through the date of filing, for possible disclosure and recognition in the financial statements and has determined there are no material subsequent events that impact its financial statements or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q .  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical to develop markets in Hong Kong, China and Macau.  In November 2014, we agreed to expand this marketing agreement to include 12 additional countries:  Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to further expand their authorized territories to include Japan.  In May 2014, we entered into a strategic marketing agreement with Benchworks SD, LLC, a leading branding and marketing agency, aimed at dirving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. In March 2015, the Company entered into four different convertible promissory note agreements with aggregate proceeds of $432,000, net of original issuance discounts and fees.  Management anticipates that the Company’s cash resources will be sufficient to fund its planned operations into June 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during fiscal 2014 and the first quarter of fiscal 2015. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $12.7 million and $220,000 cash on hand as of March 31, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management is currently seeking additional capital through private placements and public offerings of its stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended March 31, 2015 compared to March 31, 2014

Revenue

Revenue for the three months ended March 31, 2015 was $51,329, an increase of $7,502 as compared to revenue of $43,827 for the three months ended March 31, 2014.  The increase is primarily related to revenue generated through our marketing partnership with Benchworks.

Gross Margin

The Company generated gross margin for the three months ended March 31, 2015 of $19,219 as compared to a gross margin deficit of $10,731 for the three months ended March 31, 2014.  The increase is primarily related to a one-time material cost charge and higher fulfillment charges that resulted in a gross margin deficit for the three months ended March 31, 2014.

Research and Development

Research and development expense for the three months ended March 31, 2015 was $205,419, a decrease of $64,015 as compared to $269,434 for the three months ended March 31, 2014.  Clinical trial and consulting expenses decreased approximately $124,000 primarily related to the  Phase IIb clinical trial for BTI-320 in patients with Type 2 diabetes conducted in the U.S. during the three months ended March 31, 2014 that concluded in September 2014.  This decrease was offset by a $38,000 increase in non-cash stock based compensation for stock options granted during 2014 to employees.  In addition, payroll and payroll related expenses increased $24,000 primarily related to one additional employee.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2015 was $32,751, a decrease of $139,984 as compared to $172,735 for the three months ended March 31, 2014. Approximately $92,000 of the decrease is related to fees paid to a healthcare marketing company in the three months ended March 31, 2014, whose agreement was terminated subsequent to March 31, 2014.  In addition, trade show expense and associated travel expenses decreased approximately $23,000 due to the Company’s initiative to reduce expenses during the three months ended March 31, 2015.  Payroll and payroll related expenses also decreased approximately $21,000 due to the reduction of one employee.

General and Administrative

General and administrative expense for the three months ended March 31, 2015 was $515,922, a decrease of $589,308 as compared to $1,105,230 for the three months ended March 31, 2014.  Non-cash stock-based compensation expense decreased approximately $333,000 primarily due to fully vested options granted at a higher market price in the three months ended March 31, 2014 than those granted during the three months ended March 31, 2015.  Accounting, financial and legal professional fees decreased approximately $103,000 primarily related to a reduction in legal expenses associated with the indemnfiication of Dr. Platt’s legal fees in the three months ended March 31, 2014 and management’s cost reduction initiatives.  The Company’s cost reduction initiatives also resulted in a reduction of approximately $100,000 of consulting and professional services.   Payroll and payroll related expense decreased approximately $37,000 primarily due to the resignation of the Company’s former President in June 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015

As of March 31, 2015, we had cash of $220,318 and accounts payable and accrued expenses and other current liabilities of $681,098. During the three months ended March 31, 2015, the Company used $368,960 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   We anticipate that our cash resources will be sufficient to fund our planned operations into June 2015 as a result of continued cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the three months ended March 31, 2015.  We are currently seeking additional capital through private placements and public offerings of the Company’s stock. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  Other than the proceedings described below, the Company is not aware of any outstanding or pending litigation.

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

On March 29, 2013, Galectin instituted arbitration before the American Arbitration Association, seeking to rescind or reform the separation agreement. Galectin claimed that Dr. Platt fraudulently induced Galectin to enter into the Separation Agreement, breached his fiduciary duty to Galectin, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the separation agreement, Galectin was seeking repayment of all separation benefits paid to Dr. Platt to date. We indemnified Dr. Platt for $150,000 in legal fees and expenses in December 2013, and in May 2014, our board approved a $50,000 increase in its indemnification support, solely for the payment of outside legal expenses. We recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014.  In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014.  On March 2, 2015, our Board of Directors voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697.  Our board determined that interest should be charged to Dr. Platt from the time he received the funds to the date of the meeting and that this amount would be offset against interest we owe Dr. Platt in conjunction with our note payable as referenced in Note 6 of the accompanying Notes to the Unaudited Condensed Financial Statements.  The remaining amount would be considered settled in full by the Company.

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only unregistered sales of equity securities made by the Company during the three months ended March 31, 2015 and not previously reported on Form 8-K are as follows:

During the three months ended March 31, 2015, the Company issued 40,500 shares of its common stock with a fair value of $12,105 in exchange for consulting services rendered during those periods in connection with two consulting agreements.

In March 2015, the Company issued a warrant to purchase 979,965 shares of its common stock with a fair value of $112,500 associated with a Convertible Promissory Note Agreement with Typenex Co-Investment, LLC.

Each of the preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits
Exhibit No.	Title of Document

10.1	Securities Purchase Agreement between Boston Therapeutics, Inc. and JDF Capital, Inc. dated as of March 13, 2015*.

10.2	Convertible Promissory Note between Boston Therapeutics, Inc. and JDF Capital, Inc. dated as of March 13, 2015*.

10.3	Convertible Note between Boston Therapeutics, Inc. and JMJ Financial dated as of March 18, 2015*.

10.4	Securities Purchase Agreement between Boston Therapeutics, Inc. and Vis Vires Group, Inc. dated as of March 16, 2015*.

10.5	Convertible Promissory Note between Boston Therapeutics, Inc. and Vis Vires Group, Inc. dated as of March 16, 2015*.

10.6	Securities Purchase Agreement between Boston Therapeutics, Inc. and Typenex Co-Investment, LLC dated as of March 12, 2015*.

10.7	Convertible Promissory Note between Boston Therapeutics, Inc. and Typenex Co-Investment, LLC dated as of March 12, 2015*.

10.8	Warrant to Purchase Shares of Common Stock between Boston Therapeutics, Inc. and Typenex Co-Investment, LLC dated as of March 12, 2015*.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**.

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2015 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: May 20, 2015	By:	/s/ David Platt
David Platt
Chief Executive Officer