Form 10-Q
period 2015-06-30
Boston Therapeutics, Inc.
filed 2015-08-13
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common Stock, $0.001 par value per share	39,069,507 shares

BOSTON THERAPEUTICS, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$207,849	$157,278
Prepaid expenses and other current assets	108,664	89,408
Inventory	126,706	197,969
Total current assets	443,219	444,655

Property and equipment, net	10,982	14,417
Intangible assets	600,000	632,143
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$1,126,108	$1,163,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$659,245	$410,787
Accrued expenses and other current liabilities	421,235	278,177
Deferred revenue	164,285	101,675
Notes payable - related parties, current portion	20,000	-
Convertible notes payable, net of discount, current portion	202,863	-
Warrant liability	127,395	-
Derivative liabilities	252,014	-
Total current liabilities	1,847,037	790,639

Notes payable - related parties, net of current portion	277,820	297,820
Convertible notes payable, net of discount, net of current portion	12,007	-
Total liabilities	2,136,864	1,088,459

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 38,765,936 and 38,512,516 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	38,765	38,512
Additional paid-in capital	12,311,845	12,034,992
Accumulated deficit	(13,361,366)	(11,998,841)
Total stockholders’ (deficit) equity	(1,010,756)	74,663

Total liabilities and stockholders’ (deficit) equity	$1,126,108	$1,163,122

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$38,851	$21,391	$90,180	$65,218
Cost of goods sold	66,778	21,986	98,888	76,544
Gross margin deficit	(27,927)	(595)	(8,708)	(11,326)

Operating expenses:
Research and development	96,992	412,255	302,411	681,689
Sales and marketing	2,143	84,821	34,894	257,556
General and administrative	384,175	708,436	900,097	1,813,666
Total operating expenses	483,310	1,205,512	1,237,402	2,752,911

Operating loss	(511,237)	(1,206,107)	(1,246,110)	(2,764,237)

Interest expense	(218,419)	(4,940)	(235,907)	(9,668)
Other income (expense)	(71)	(48)	77,575	(3,613)
Change in fair value of warrant liability	9,800	-	19,600	-
Change in fair value of derivative liabilities	33,689	-	22,317	-
Net loss	$(686,238)	$(1,211,095)	$(1,362,525)	$(2,777,518)

Net loss per share- basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)
Weighted average shares outstanding basic and diluted	38,645,870	38,397,142	38,605,392	37,924,149

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,362,525)	$(2,777,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,578	35,370
Stock-based compensation	241,246	609,987
Non-cash interest expense	204,195	-
Provision for inventory obsolescence	26,062	-
Change in fair value of warrant liability	(19,600)	-
Change in fair value of derivative liabilities	(22,317)	-
Issuance of common stock for consulting services	13,682	95,700
Changes in operating assets and liabilities:
Accounts receivable	-	99,786
Inventory	45,201	(62,331)
Prepaid expenses and other current assets	(19,256)	24,315
Accounts payable	270,637	(75,424)
Deferred revenue	62,610	-
Accrued expenses	143,058	(72,513)
Net cash used in operating activities	(381,429)	(2,122,628)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,510)
Net cash used in investing activities	-	(6,510)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	432,000	-
Proceeds from issuance of common stock upon option exercises	-	500
Proceeds from issuance of common stock and common stock warrants (net of issuance costs)	-	250,000
Net cash provided by financing activities	432,000	250,500

Net increase (decrease) in cash and cash equivalents	50,571	(1,878,638)
Cash and cash equivalents, beginning of period	157,278	3,387,428
Cash and cash equivalents, end of period	$207,849	$1,508,790

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$5,000	$3,000
Non-cash financing activities:
Issuance of common stock for stock subscription received in 2013	$-	$250,000
Issuance of common stock in exchange for settlement of outstanding payables	$22,179	$-
Warrant liability associated with Typenex Convertible Note	$146,995	$-
Derivative liabilities associated with convertible notes payable	$274,331	$-

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $13.4 million and $208,000 of cash on hand as of June 30, 2015. In March 2015, the Company entered into four different convertible promissory note agreements with aggregate proceeds of $432,000, net of original issuance discounts and fees.  Management anticipates that the Company’s cash resources will be sufficient to fund its planned operations into September 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during fiscal 2014 and the six months ended June 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2014 included in its Form 10-K filed with the SEC on March 27, 2015. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2015 and the results of operations for the three and six month periods ended June 30, 2015 and 2014.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Inventory

Inventory consists of raw materials, work-in-process and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. The Company continues to monitor the valuation of its inventory.  At June 30, 2015 and December 31, 2014, the provision for obsolescent inventory was $28,777 and $2,715, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of June 30, 2015 and December 31, 2014.  At June 30, 2015 and December 31, 2014, there were no accounts receivable outstanding.

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

As disclosed in Note 6 of the Notes to Unaudited Condensed Financial Statements, Advance Pharmaceutical Company Ltd., (Advance Pharmaceutical) a related party, accounted for 91% and 92% of the Company’s revenue during the three months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015 and 2014, Advance Pharmaceutical accounted for 78% and 96% of the Company’s revenue, respectively.

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

Deferred Financing Costs

Financing costs incurred in connection with the Company’s convertible notes as disclosed in Note 3 were recorded as a direct reduction from the carrying value of the debt as in accordance with the early adoption of the Financial Accounting Standards Board (FASB) issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” as discussed in further detail below. The amortization of deferred financing fees excluding the original issuance discounts as discussed in Note 3 was $6,045 and $0 during the six months ended June 30, 2015 and 2014, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2015, which consist of conversion  and certain put option features embedded in its convertible debt instruments, and a warrant associated with one of the Company's convertible debt instruments, and determined that such derivatives meet the criteria for liability classification under ASC 815, Derivatives and Hedging.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three and six month periods ended June 30, 2015 did not include 8,117,400 and 13,404,634 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and six month periods ended June 30, 2014 did not include 6,754,620 and 12,391,669 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the impact of this standard on its financial statements.

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

The components of inventories at June 30, 2015 and December 31, 2014, net of inventory reserves, were as follows:

	2015	2014
Raw materials	$32,852	$85,133
Work in process	-	-
Finished goods	93,854	112,836
	$126,706	$197,969

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

3.           CONVERTIBLE NOTES PAYABLE

In March 2015, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”).  Pursuant to this agreement, the Company issued to Typenex a convertible promissory note (“Typenex Note”) in the principal amount of $225,000 with an original issue discount of $20,000 plus additional financing fees of $5,000 and a five year warrant to purchase 979,965 shares of the Company’s common stock at at an exercise price of $0.30 per share, exercisable at date of issuance.  Interest on the Typenex Note accrues at the rate of 10% per annum.  The Typenex Note is to be repaid in six equal monthly installments in cash or in shares of common stock at the Company’s option (the “Conversion Shares”) plus any unpaid interest beginning September 17, 2015 until the maturity date in February 2016.  The conversion price for determining the number of Conversion Shares in respect of any installment for which the Company elects to pay in shares of common stock will be the lesser of (i) $0.30 or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the common stock during the 20 trading days immediately preceding the date of conversion.  The Company can repay the Typenex Note before maturity, at its option, by paying the lender an amount equal to 125% of the then outstanding principal amount.   Amounts outstanding under the Typenex Note are convertible into the Company’s common stock, in whole or in part, at any time,  at the option of the lender, with an initial conversion price of $0.30 per share. The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions. The initial conversion price for lender conversions is also subject to adjustment should the aggregate market value of the Company’s common stock fall below $5 million dollars, in which case the conversion price would become the lesser of (i) $0.30 per share or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days immediately preceding the date of conversion. If the Company fails to pay any of the installments including interest due under the Typenex Note when due, or if other events of default thereunder should occur, a default interest rate of 22% per annum will apply and the lender, at their option may require the Company to repay, at 115%, all amounts that are outstanding plus 5% for each additional event of default. The Company assessed the features of the Typenex Note and warrant and determined that the warrant is required to be accounted for as a liability due to "full ratchet" protection and the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company’s stock or failure to comply with the reporting requirements under the Exchange Act, is a derivative that requires bifurcation.  The Company also assessed the features of the conversion options and determined that it is a derivative that requires bifurcation.  The Company recorded the fair value of the warrant of $146,995 (Note 9) as a discount to the carrying value of the Typenex Note and as a liability. The Company recorded the fair value of the Typenex Note compound derivative, which includes both the put and conversion option features, as of issuance date totaling $154,900 and is accounted for as a liability in the accompanying balance sheet.  See Note 9 for further discussion surrounding the Typenex Note compound derivative. Of the $154,900 originally recorded in derivative value, $53,005 of this fair value was recorded as a discount to the carrying value of the Typenex Note and $101,895 was recorded as a loss in interest expense in the accompanying statement of operations.  The original issuance discount, financing fees, warrant issuance and bifurcated compound derivative resulted in a full discount of $225,000 on the Typenex Note. The discount will be accreted through the Typenex Note's maturity.  For the three and six months ended June 30, 2015, the Company recorded $10,227 and $60,000, respectively, of non-cash interest associated with the accretion of the Typenex Note discount.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

3.           CONVERTIBLE NOTES PAYABLE - continued

In March 2015, the Company entered into a securities purchase agreement with JDF Capital, Inc., (“JDF”).  Pursuant to this agreement, the Company issued to JDF a convertible promissory note ("JDF Note") in the principal amount of $110,000 with an original issue discount of $10,000 and financing fees of $6,000.  Interest accrues at the rate of 10% per annum and is due at maturity of the note in March 2016.  The Company can repay the outstanding principal balance of the JDF Note during the first 180 days following issuance, at its option,  by paying the lender an amount equal to 130% during the first 60 days following the issuance, 140% from 61 days to 120 days following the issuance and 150% from 121 days to 180 days following the issuance. At any time on or after June 12, 2015, amounts outstanding under the JDF Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 40% discount to the lower of (i) the lowest reported sales price of the common stock during the 20 trading day period immediately prior to the date of conversion or (ii) the lowest reported sales price during the 20 days trading period immediately prior to issuance of the JDF Note.  The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company fails to repay the JDF Note when due, or if other events of default thereunder should occur, a default interest rate of 15% per annum will apply and the lender, at their option, may require the Company to repay, at 120%, all amounts that are outstanding. The Company assessed the features of the JDF Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, major transaction or triggering event, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company’s stock or failure to comply with the reporting requirements under the Exchange Act,  is a derivative that requires bifurcation.  The Company also assessed the conversion features of the JDF Note and determined that the conversion option is a derivative that requires bifurcation. The Company recorded the fair value of the JDF Note compound derivative, which includes both the put and conversion option features, as of issuance date totaling $38,200, as a discount to the carrying value of the JDF Note and accounted for it separately as a liability in the accompanying balance sheet. See Note 9 for further discussion surrounding the JDF Note compound derivative. The original issuance discount, financing fees, bifurcated compound derivative  result in an aggregate initial discount of $54,200 on the JDF Note.  The discount will be accreted through the JDF Note’s maturity.  For the three and six months ended June 30, 2015, the Company recorded $10,442 and $12,499, respectively, of non-cash interest associated with the accretion of the JDF Note discount.

In July 2015, the Company was advanced an additional principal amount of $110,000 with an original issue discount of $10,000 as an amendment to the original JDF Note terms as discussed above. These funds were specifically designated to be used to repay the JMJ Note in full during July 2015 as discussed below.

In March 2015, the Company entered into a convertible promissory note agreement with JMJ Financial (“JMJ”) with a total potential principal amount of $500,000 with a $50,000 original issue discount ("JMJ Note").  At their discretion, JMJ may fund to the Company any portion of the $500,000, net of the original issue discount ratably applied.  On March 18, 2015, the Company borrowed $83,333 of the principal amount, subject to the original issue discount of $8,333, for net proceeds of $75,000.  Borrowings under the JMJ Note are due two years from the date funded.  The Company may repay amounts borrowed under the JMJ Note within 90 days of funding without interest.  Amounts not repaid within 90 days of funding bear a one-time interest charge of 12%.  Amounts outstanding under the JMJ Note are convertible into the Company’s common stock, in whole or in part, at any time,  at the option of the lender, with an initial conversion price of a 40% discount (subject to adjustment) to the lowest trade price of the common stock during the 20 trading day period immediately prior to the date of conversion.  If the Company fails to repay amounts due under the JMJ Note when due, or if other events of default thereunder should occur, a default interest rate of 18% per annum will apply and the lender, at their option, may require the Company to repay, at 150%, all amounts that are outstanding. The Company assessed the features of the JMJ Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency or failure to comply with the reporting requirements under the Exchange Act,  is a derivative that requires bifurcation. The Company also assessed the conversion features of the JMJ Note and determined that the conversion option is a derivative that requires bifurcation. The Company recorded the fair value of the JMJ Note compound derivative, which includes both the put and conversion option features, as of issuance date totaling $67,400, as a discount to the carrying value of the JMJ Note and accounted for it separately as a liability in the accompanying balance sheet. See Note 9 for further discussion surrounding the JMJ Note compound derivative. The original issuance discount, financing fees and bifurcated compound derivative resulted in an initial discount as of issuance date of $83,233 on the JMJ Note. This discount will be accreted through the JMJ Note’s maturity date. For the three and six months ended June 30, 2015, the Company recorded $10,404 and $11,907, respectively, of non-cash interest associated with the accretion of the JMJ Note discount.

The Company repaid the JMJ Note in July 2015 from proceeds advanced from the JDF Note amendment as discussed above.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

3.           CONVERTIBLE NOTES PAYABLE - continued

In March 2015, the Company entered into a securities purchase agreement with Vis Vires Group (Vis Vires).  Pursuant to this agreement, the Company issued to Vis Vires a convertible promissory note in the principal amount of $79,000 with financing fees of $8,500 ("Vis Vires Note").  Interest accrues at the rate of 8% per annum and is due upon maturity of the note in December 2015.  The Company can repay the outstanding principal balance of the Vis Vires Note, at its option,  by paying the lender an amount ranging from 110% during the 30 days following the issuance of the note up to 135% from 151 days to 180 days following the issuance of the Vis Vires Note. At any time on or after September 18, 2015, amounts outstanding under the Vis Vires Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 39% discount to the average of the lowest three reported closing bid prices of the common stock during the 10 trading day period immediately prior to the date of conversion. The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company fails to repay the Vis Vires Note when due, or if other events of default thereunder should occur, a default interest rate of 22% per annum will apply and the lender, at their option, may require the Company to pay, at 120%, all amounts that are outstanding. The Company assessed the features of the Vis Vires Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company's stock, a financial statement restatement or failure to comply with the reporting requirements under the Exchange Act, is a derivative that requires bifurcation. The Company recorded the fair value of the Vis Vires Note compound derivative, which includes both the put and conversion option features, as of issuance date totaling $13,831, as a discount to the carrying value of the Vis Vires Note and accounted for it separately as a liability in the accompanying balance sheet. See Note 9 for further discussion surrounding the Vis Vires Note compound derivative. The financing fees and bifurcated compound derivative resulted in an initial discount as of issuance date of $22,331 on the Vis Vires Note. This discount will be accreted through the Vis Vires Note’s maturity date. For the three and six months ended June 30, 2015, the Company recorded $6,531 and $7,668, respectively, of non-cash interest associated with the accretion of the Vis Vires Note discount.

Each of the convertible note agreements has a Conversion Delay feature that requires the Company to deliver shares upon conversion of the note within a defined period of time.  If the Company fails to deliver the shares within the defined period, the Company may be obligated to cash payments to the lender or reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares.  The Company assessed the provisions of the Conversion Delay feature as an embedded derivative and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the convertible note host agreements. The Conversion Delay feature has been bifurcated from the convertible notes and accounted for separately. The value of this feature was nominal as of the issuance date and June 30, 2015.

The principal amount of convertible notes payable, the related discount and the net carrying amount as of June 30, 2015 are as follows:

				Remaining Period for Amortization
	Principal	Discount	Net	of Discount
Typenex Note	$225,000	$154,773	$70,227	7.5 months
JDF Note	110,000	41,701	68,299	8.5 months
JMJ Note	83,333	71,326	12,007	20.5 months
Vis Vires Note	79,000	14,663	64,337	5.5 months
	497,333	282,463	214,870
Less: current portion	414,000	211,137	202,863
Long term portion	$83,333	$71,326	$12,007

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

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

In May 2015, the Company’s Board of Directors approved up to 2,000,000 shares of the Company’s common stock to be available to the Company to satisfy vendor and consultant payments.  In June 2015, the Company issued 158,428 shares of its common stock to two vendors in exchange for sevices previously recorded. The fair value of these shares was $22,179.

In June 2015, the Company issued 10,500 shares of its common stock with a fair value of $1,575 in exchange for consulting services rendered during the three months ended June 30, 2015 in connection with one consulting agreement.

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

The Company accounts for warrants as either equity instruments or liabilities instruments depending on the specific terms of the warrant agreement.  As of June 30, 2015, the Company had 13,404,634 warrants outstanding.  Of the 13,404,634 total warrants outstanding, the Company has classified 12,424,669 as equity instruments and 979,965 as liability instruments as of June 30, 2015.  All warrants outstanding are fully exercisable as of June 30, 2015.

During the three months ended March 31, 2015, the Company received five separate notices to exercise an aggregate of 92,000 placement agent warrants with an exercise price of $0.30 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 43,992 shares were issued to the five holders during the quarter ended March 31, 2015, with the remaining 48,008 warrants forfeited.  There were no exercises of warrants during the three months ended June 30, 2015.

The following table summarizes the Company’s common stock warrant activity during the six months ended June 30, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	12,516,669	$0.53
Granted	979,965	0.30
Exercised	(43,992)	0.30
Forfeited/cancelled	(48,008)	0.30
Outstanding as of June 30, 2015	13,404,634	$0.51

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

5.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (“2010 Plan”) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of June 30, 2015 and December 31, 2014, there were 5,646,600 and 6,171,600 options available for grant under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (“2011 Plan”) under which the Company may grant options to purchase 2,100,000 shares of common stock. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of June 30, 2015 and December 31, 2014, there were 11,138,880 and 12,247,880 options available for grant under the 2011 Plan, respectively.

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

During the three months ended June 30, 2015, the Company granted a non-qualified stock option, to a consultant to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.20, which vested immediately.

The fair value of stock options granted or revalued for the three and six months ended June 30, 2015 and 2014 was calculated with the following assumptions:

	2015	2014
Risk-free interest rate	1.3% - 1.9%	0.5% - 2.3%
Expected dividend yield	0%	0%
Volatility factor	79 – 91%	86 – 98%
Expected life of option	4.60 to 10 years	2.50 to 7 years

The weighted-average fair value of stock options granted during the six month period ended June 30, 2015 and 2014, under the Black-Scholes option pricing model, was $0.14 and $0.83 per share, respectively.

The Company recognized $36,071 and $106,215 of stock-based compensation costs in the accompanying statement of operations for the three months ended June 30, 2015 and 2014, respectively.  The Company recognized $241,246 and $609,987 of stock-based compensation costs in the accompanying statement of operations for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was approximately $126,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

5.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2015:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	6,483,400	$0.10-1.85	$0.47
Granted	1,809,000	0.18-0.20	0.18
Exercised	-	-	-
Options forfeited/cancelled	(175,000)	0.18-0.43	0.32
Outstanding as of June 30, 2015	8,117,400	$0.10-1.85	$0.41

There were no stock option exercises during the three or six months ended June 30, 2015.  During the three months ended March 31, 2014, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 133,280 common stock options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company’s stock price on the date of exercise, as well as the cashless exercise formula, 79,016 shares were issued to the holder during the quarter ended March 31, 2014 with the remaining 54,264 options forfeited.  In addition, the Company also received $500 for stock options exercised. There were no stock option exercises during the three months ended June 30, 2014.

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2015:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	1.38	$89,750	1,795,000	$0.10	1.38	$89,750
0.18	1,484,000	0.18	8.63	-	1,100,000	0.18	8.24	-
0.20	250,000	0.20	9.76	-	250,000	0.20	9.76	-
0.37	58,000	0.37	7.18	-	48,000	0.37	7.37	-
0.42	63,000	0.42	5.51	-	63,000	0.42	5.51	-
0.50	3,710,000	0.50	3.50	-	3,443,333	0.50	3.08	-
0.69	100,000	0.69	8.71	-	100,000	0.69	8.71	-
1.21	579,000	1.21	8.57	-	560,250	1.21	8.57	-
1.85	78,400	1.85	0.25	-	78,400	1.85	0.25	-
$0.10-1.85	8,117,400	$0.41	4.60	$89,750	7,437,983	$0.41	4.16	$89,750

The weighted-average remaining contractual life for stock options exercisable at June 30, 2015 is 4.16 years. The intrinsic value for fully vested, exercisable options was $89,750 and $1,518,880 at June 30, 2015 and December 31, 2014, respectively. There were no options exercised during the three or six months ended June 30, 2015.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $71,083.   There were no option exercises in the three months ended June 30, 2014.  No actual tax benefit was realized from stock option exercises during these periods.

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2015:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	484,584	$0.39
Granted	1,809,000	0.14
Forfeited	(100,000)	0.32
Vested	(1,514,167)	0.15
Non-vested as of June 30, 2015	679,417	$0.25

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

6.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates.  Most recently, effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. The maturity date for the Company's former President remain June 30, 2016 and have been classified as a current liability within the accompanying balance sheet.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt.  In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014.  The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company.  Accordingly, the Company has recorded the reduction in accrued interest through earnings during the interim period ended March 31, 2015.  As of June 30, 2015 and December 31, 2014, $10,004 and $82,760, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in China, Hong Kong and Macau.    In November 2014, The Company agreed to expand Advance Pharmaceutical’s territory to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, the agreement was expanded to include Japan as an additional territory.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board of Directors in December 2013.    Revenue generated pursuant to the Agreement for the three and six month periods ended June 30, 2015, were $35,231 and $70,137, respectively.  Revenue generated pursuant to the Agreement for the three and six month periods ended June 30, 2014, were $19,766 and $62,366, respectively.

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

In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant.  As of June 30, 2015, the Company had recorded the $200,000 of proceeds in accrued expenses and other current liabilities within the accompanying balance sheet as terms of the exercise were not yet finalized and all proceeds had not yet been received.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

7.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(300,000)	(267,857)
Intangible assets, net	$600,000	$632,143

Amortization expense was $32,143 and $16,072 for the three and six months ended June 30, 2015 and 2014, respectively.

8.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $14,380 and $14,382 during the three months ended June 30, 2015 and 2014, respectively.  The Company recognized rent expense of $28,761 and $28,762 during the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and December 31, 2014, there was $20,746 and $22,810, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2015 are as follows:

Fiscal Year
2015	31,344
2016	64,299
2017	66,519
2018	16,770
$178,932

Marketing Agreement

On May 14, 2014, the Company entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, the Company has granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks is responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defines certain minimum net sales levels that Benchworks must achieve to maintain exclusivity.  Revenue generated pursuant to the Marketing Agreement for the three and six months ended June 30, 2015 were $3,206 and $19,122, respectively.  The agreement was terminated in July 2015.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

9.           FAIR VALUE OF FINANCIAL MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurments.  In March 2015, the Company entered into four separate convertible promissory note agreements and one warrant agreement (see Note 3).  The Company evaluated these notes and determined that the conversion options and certain and put options embedded in the convertible debt instruments met the requirement for classification as compound derivative liabilties.  In addition, a warrant agreement associated with one of these convertible debt instruments included antidilution provisions that also require the warrant to be classified as a liability.  These liabilities were measured at fair value at issuance and remeasured on a recurring basis at June 30, 2015 with the change in fair value between those dates being included in earnings.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value of Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$127,395	$–	$–	$127,395
Convertible note compound derivative liabilities	$252,014	$–	$–	$252,014

Warrant Liability

On March 12, 2015, the Company entered into a warrant agreement in conjunction with one of its convertible promissory note agreements as discussed in Note 3.  Due to the existence of an antidilution provision, which reduces the exercise price and conversion price in the event of subsequent dilutive issuances, the warrant was recorded as a liability in the balance sheet at its fair value of $146,995 at the date of issuance.  The fair value of the warrant was revalued at June 30, 2015 at a fair value of $127,395. The fair value change of $19,600 and any changes in subsequent reporting periods, is reported in the statement of operations. The fair value of the warrant is measured using Monte Carlo Simulation modeling.  The assumptions used in the Monte Carlo simulation models used to estimate the fair value of the warrant liability upon issuance at March 12, 2015 and June 30, 2015 were:

	March 12, 2015	June 30, 2015
Risk-free interest rate	1.59%	1.63%
Expected dividend yield	0	0
Volatility factor	80%	81%
Expected life of warrant	5 years	4.7 years

The following table reflects the change in the Company’s Level 3 warrant liability from its initial recording on March 12, 2015 through June 30, 2015:

Balance at December 31, 2014	$–
Issuance of warrant liability	146,995
Change in fair value	(19,600)
Balance at June 30, 2015	$127,395

Convertible Note Derivative Liability

The Company entered into four separate convertible note agreements in March 2015. The Company assessed the embedded features within these debt instruments and determined that the conversion options and certain put options were required to be separated from the notes and accounted for as compound derivative liabilities.

The fair value of the convertible note compound derivative liabilities were valued using a series of valuation approaches including a binomial lattice approach and single income valuation approach. The Company estimated the fair value of the redemption rights derivative using a ‘‘with and without’’ income valuation approach. Under this approach, the Company estimated the present value of the fixed interest rate debt based on the fair value of similar debt instruments excluding the embedded feature. This amount was then compared to the fair value of the debt instrument including the embedded feature using a probability weighted approach by assigning each embedded derivative feature a probability of occurrence, with consideration provided for the settlement amount including conversion discounts, prepayment penalties, the expected life of the liability and the applicable discount rate.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

9.           FAIR VALUE OF FINANCIAL MEASUREMENTS – continued

The fair value of the convertible note compound derivate liabilities were valued at an aggregate of $274,331 and $252,014 on date of issuance and June 30, 2015, respectively.

The following table reflects the change in the Company’s Level 3 convertible note derivative liabilities from their initial value at issuance through June 30, 2015:

Balance at December 31, 2014	$–
Issuance of derivatives in connection with convertible note agreements	274,331
Change in fair value	(22,317)
Balance at June 30, 2015	$252,014

10.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company determined that certain embedded features related to the Convertible Notes and Warrant issued in connection with the Convertible Notes as discussed in Note 3 and 9 above are derivative financial instruments.

Fair values of derivative instruments not designated as hedging instruments consist of the following:

Liability derivatives:	Balance Sheet Location	Fair Value
June 30, 2015:
Convertible Notes Compound Derivatives	Derivative liabilities	$252,014
Convertible Note Warrant Liability	Warrant Liability	$127,395

There were no derivative instruments issued or outstanding as of December 31, 2014.

The amount of gain or recognized for derivative instruments in the statement of operations for the three and six months ended June 30, 2015 consist of the following:

Derivatives not designated as hedging instruments	Location of gain recognized in income on derivative	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Convertible Notes Compound Derivatives	Change in fair value of embedded derivative liabilities	$33,689	$22,317
Convertible Note Warrant Liability	Change in fair value of warrant liability	$9,800	$19,600

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014

11.         SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from June 30, 2015 through the date of filing, for possible disclosure and recognition in the financial statements.  Except as discussed below, the Company did not have any material subsequent events that impacts its financial statements or disclosures.

On July 10, 2015, the Company was notified by Benchworks that they were terminating the Marketing Agreement discussed in Note 8.

On July 16, 2015, the Company entered into an amendment with JDF Capital, Inc. of its convertible note agreement for an additional $100,000 in net proceeds.  The terms of the amendment are in agreement to the original JDF Note terms as discussed in Note 3. The Company used these proceeds to pay its full obligation on the JMJ Financial convertible note agreement, discussed on Note 3, on July 17, 2015.

In July 2015, the Company issued 303,571 shares of its common stock in exchange for services previously recorded in accrued expenses and other current liabilities on the accompanying balance sheet.  The shares were issued pursuant to the Board approved shares reserved for vendors and consultants discussed in Note 4.

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

Overview

Boston Therapeutics, Inc., headquartered in Manchester, NH, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company entered into a manufacturing and licensing agreement with Hong Kong based Advance Pharmaceuticals to develop markets for SUGARDOWN® in Asia.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. In March 2015, the Company entered into four different convertible promissory note agreements with aggregate proceeds of $432,000, net of original issuance discounts and fees.  Management anticipates that the Company’s cash resources will be sufficient to fund its planned operations into September 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during fiscal 2014 and the six months ended June 30, 2015. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $13.4 million and $208,000 of cash on hand as of June 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Results of Operations

Three Months Ended June 30, 2015 compared to June 30, 2014

Revenue

Revenue for the three months ended June 30, 2015 was $38,851, an increase of $17,460 as compared to revenue of $21,391 for the three months ended June 30, 2014.  The increase is primarily related to larger shipments to Advance Pharmaceuticul as compared to the three months ended June 30, 2014.

Gross Margin

The Company generated a gross margin deficit for the three months ended June 30, 2015 of $27,927 as compared to a gross margin deficit of $595 for the three months ended June 30, 2014.  The decrease is primarily related to management’s analysis of inventory’s carrying value and determination that certain raw material required a valuation adjustment of approximately $26,000 during the three months ended June 30, 2015.

Research and Development

Research and development expense for the three months ended June 30, 2015 was $96,992, a decrease of $315,263 as compared to $412,255 for the three months ended June 30, 2014.  The decrease is primarily related to clinical trial and consulting expenses associated with the  Phase IIb clinical trial for BTI-320 conducted in the U.S. during the three months ended June 30, 2014 that concluded in September 2014.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2015 was $2,143, a decrease of $82,678 as compared to $84,821 for the three months ended June 30, 2014.  Payroll and payroll related expenses decreased approximately $34,000 due to the reduction of two employees.  The personnel reduction also contributed to a decrease in non-cash, stock-based compensation expense of approximately $19,000.  Additionally, trade show and associated travel expenses decreased approximately $28,000 due to the Company’s cost reduction initiatives during the three months ended June 30, 2015.

General and Administrative

General and administrative expense for the three months ended June 30, 2015 was $384,175, a decrease of $324,261 as compared to $708,436 for the three months ended June 30, 2014.  Payroll and payroll related expense decreased approximately $155,000 primarily due to the resignation of the Company’s former President in June 2014 that incurred severance costs of approximately $68,000 combined with payroll reductions for employees in the three months ended June 30, 2015. Accounting, financial and legal professional fees decreased approximately $96,000 primarily related to the Company’s legal services.  During the three months ended June 30, 2014, the Company incurred approximately $33,000 of additional legal costs associated with the indemnification of Dr. Platt’s legal expenses.  In addition, general legal expenses decreased approximately $64,000 due to reduced legal services during the three months ended June 30, 2015.  The Company’s cost reduction initiatives resulted in an approximate decrease of $20,000 for travel and entertainment expenses.  Non-cash stock-based compensation expense decreased approximately $35,000 primarily due to stock options granted to the board of director members during the first quarter of 2014 at a higher market price than those granted to the board of director members in the first quarter of 2015.

Six Months Ended June 30, 2015 compared to June 30, 2014

Revenue

Revenue for the six months ended June 30, 2015 was $90,180, an increase of $24,962 as compared to revenue of $65,218 for the six months ended June 30, 2014.  The increase is primarily related to revenue generated through the Company’s marketing partnership with Benchworks during the first quarter ended March 31, 2015.

Gross Margin

The Company generated a gross margin deficit for the six months ended June 30, 2015 of $8,708 as compared to a gross margin deficit of 11,326 for the six months ended June 30, 2014.  The slight improvement in the gross margin deficit for the six months ended June 30, 2015 is primarily related to the increased revenue.

Research and Development

Research and development expense for the six months ended June 30, 2015 was $302,411, an decrease of $379,278 as compared to $681,689 for the six months ended June 30, 2014.  The decrease is primarily the result of approximately $337,000 of expenses associated with Phase II clinical trial activities for BTI-320 in the six months ended June 30, 2014 and a reduction of approximately $96,000 from management’s cost reduction initiatives related to the use of consultants for general research and development activities. These decreases were offset by an approximate $28,000 increase in payroll and payroll related expenses related to one additional employee added in the third quarter of 2014.  Also, non-cash stock based compensation increased approximately $22,000 for fully vested stock options granted during the first quarter of 2015 for two employees that vest over three to four years.

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2015 was $34,894, a decrease of $222,662 as compared to $257,556 for the six months ended June 30, 2014. Approximately $92,000 of the decrease is related to fees paid to a healthcare marketing company in the first quarter of 2014, whose agreement was terminated during the three months ended June 30, 2014.  Payroll and payroll related expenses decreased approximately $55,000 due to the reduction of two employees, which also contributed to a decrease in non-cash stock-based compensation of approximately $22,000.  The Company’s cost reduction initiatives resulted in a decrease of approximately $50,000 related to trade show and associated travel during the six months ended June 30, 2015.

General and Administrative

General and administrative expense for the six months ended June 30, 2015 was $900,097, a decrease of $913,569 as compared to $1,813,666 for the six months ended June 30, 2014.  Approximately $368,000 of the decrease is related to non-cash, stock-based compensation primarily related to fully vested stock options granted during the first quarter of 2014 at a higher market price than fully vested stock options granted during the first quarter of 2015.  Payroll and payroll related expense decreased approximately $191,000 primarily due to the resignation of the Company’s former President in June 2014 that incurred severance costs of approximately $68,000 combined with payroll reductions for employees in the six months ended June 30, 2015. Accounting, financial and legal professional fees decreased approximately $169,000 primarily related to the Company’s legal services.  During the six months ended June 30, 2014, the Company incurred approximately $64,000 of additional legal costs associated with the indemnification of Dr. Platt’s legal expenses.  In addition, general legal expenses decreased approximately $119,000 due to reduced legal services during the six months ended June 30, 2015. The Company’s cost reductions intiatives resulted in a decrease of approximately $137,000 for consulting, investor relations and financial services and approximately $29,000 in reduced travel and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of June 30, 2015, we had cash of $207,849 and accounts payable and accrued expenses and other current liabilities of $1,080,480. During the six months ended June 30, 2015, the Company used $381,429 of cash in operations

We have incurred operating losses since inception as we have worked to develop our carbohydrate based technologies.  We expect such operating losses until we complete the regulatory and clinical development of BTI-320 or IPOXYN.   We anticipate that our cash resources will be sufficient to fund our planned operations into September 2015 as a result of continued cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during fiscal 2014 and the six months ended June 30, 2015.  We are currently seeking additional capital through private placements and public offerings of the Company’s stock. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only unregistered sales of equity securities made by the Company during the six months ended June 30, 2015 and not previously reported on Form 8-K are as follows:

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

In May 2015, the Company’s Board of Directors approved up to 2,000,000 shares of the Company’s common stock to be available to the Company to satisfy vendor and consultant payments.  In June 2015, the Company issued 158,428 shares of its common stock to two vendors who agreed to accept shares of the Company’s common stock in lieu of cash.  The fair value of these shares was $22,180.

In June 2015, the Company issued 10,500 shares of its common stock with a fair value of $1,575 in exchange for consulting services rendered during the three months ended June 30, 2015 in connection with one consulting agreement.

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

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2015 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August 13, 2015	By:	/s/ David Platt
David Platt
Chief Executive Officer