Form 10-Q
period 2015-09-30
Boston Therapeutics, Inc.
filed 2015-11-20
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-54586

BOSTON THERAPEUTICS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	27-0801073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

233 Needham Street, Newton, MA	02464
(Address of principal executive offices)	(Zip Code)
603-935-9799
 (Registrant's telephone number, including area code)

1750 Elm Street Manchester, NH 03104
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2015
Common Stock, $0.001 par value per share	39,319,507 shares

BOSTON THERAPEUTICS, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us", "our", "BTI" or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$58,239	$157,278
Prepaid expenses and other current assets	103,635	89,408
Inventory	186,122	197,969
Total current assets	347,996	444,655

Property and equipment, net	9,313	14,417
Intangible assets	583,929	632,143
Goodwill	69,782	69,782
Other assets	2,125	2,125
Total assets	$1,013,145	$1,163,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$858,767	$410,787
Accrued expenses and other current liabilities	369,532	278,177
Deferred revenue	164,285	101,675
Notes payable - related parties, current portion	20,000	-
Total current liabilities	1,412,584	790,639

Notes payable - related parties, net of current portion	277,820	297,820
Long term related parties convertible notes payable, net of discount	4,795	-
Total liabilities	1,695,199	1,088,459

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 39,319,507 and 38,512,516 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	39,319	38,512
Additional paid-in capital	13,173,875	12,034,992
Accumulated deficit	(13,895,248)	(11,998,841)
Total stockholders' (deficit) equity	(682,054)	74,663

Total liabilities and stockholders' (deficit) equity	$1,013,145	$1,163,122

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$4,602	$121,493	$94,782	$186,711
Cost of goods sold	50,069	82,061	148,957	158,605
Gross margin deficit	(45,467)	39,432	(54,175)	28,106

Operating expenses:
Research and development	46,751	518,633	349,162	1,200,321
Sales and marketing	1,076	30,086	35,970	287,642
General and administrative	369,928	643,969	1,270,025	2,457,636
Total operating expenses	417,755	1,192,688	1,655,157	3,945,599

Operating loss	(463,222)	(1,153,256)	(1,709,332)	(3,917,493)

Interest expense	(102,500)	(5,310)	(338,407)	(14,978)
Other income (expense)	(181)	(1,360)	77,394	(4,973)
Change in fair value of warrant liability	-	-	19,600	-
Loss on extinguishment of debt	(219,993)	-	(219,993)	-
Change in fair value of derivative liabilities	252,014	-	274,331	-
Net loss	$(533,882)	$(1,159,926)	$(1,896,407)	$(3,937,444)

Net loss per share- basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.10)
Weighted average shares outstanding basic and diluted	39,120,555	38,435,195	38,777,113	38,094,498

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,896,407)	$(3,937,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,318	53,229
Stock-based compensation	267,223	681,697
Loss on extinguishment of debt and warrants	219,993	-
Non-cash interest expense	288,931	-
Provision for inventory obsolescence	71,062	-
Issuance of common stock warrants	-	35,836
Change in fair value of derivative liabilities	(274,331)	-
Issuance of common stock for consulting services	91,180	117,415
Changes in operating assets and liabilities:
Accounts receivable	-	6,066
Inventory	(59,215)	(67,007)
Prepaid expenses and other current assets	(14,227)	27,423
Accounts payable	479,267	115,704
Deferred revenue	62,610	-
Accrued expenses	82,890	(94,987)
Net cash used in operating activities	(627,706)	(3,062,068)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,510)
Net cash used in investing activities	-	(6,510)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and costs)	1,282,000	-
Repayment of convertible notes payable	(753,333)	-
Proceeds from issuance of common stock upon option exercises	-	500
Proceeds from issuance of common stock and common stock warrants (net of issuance costs)	-	250,000
Net cash provided by financing activities	528,667	250,500

Net decrease in cash and cash equivalents	(99,039)	(2,818,078)
Cash and cash equivalents, beginning of period	157,278	3,387,428
Cash and cash equivalents, end of period	$58,239	$569,350

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$21,797	$-
Income taxes	$5,000	$3,753
Non-cash financing activities:
Issuance of common stock for stock subscription received in 2013	$-	$250,000
Issuance of common stock in exchange for settlement of outstanding payables	$31,287	$-
Warrant liability associated with Typenex Convertible Note	$146,995	$-
Derivative liabilities associated with convertible notes payable	$274,331	$-

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc. (OTCQB: BTHE), headquartered in Newton, MA, is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320, a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, SUGARDOWN®, a dietary supplement designed to reduce post-meal sugar spikes and IPOXYN, a continuous intravenous drug for the prevention of necrosis and treatment of ischemia with an initial target indication of lower limb ischemia often associated with diabetes.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $13.9 million, $58,000 of cash on hand and a working capital deficit of approximately $1,065,000 as of September 30, 2015. In September and October 2015, the Company entered into a series of convertible promissory note agreements with CJY Holding, LLC., a related party of the Company, with aggregate proceeds of $1,050,000.  A substantial portion of these funds were used to pay off convertible promissory notes which were entered into in March of 2015 (see Note 3).  In addition, the Company has reduced its headcount and cut back its operations.  As a result of these measures, management anticipates that the Company's cash resources will be sufficient to fund its planned operations into December 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2014 included in its Form 10-K filed with the SEC on March 27, 2015. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2015 and the results of operations for the three and nine month periods ended September 30, 2015 and 2014.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Inventory

Inventory consists of raw materials, work-in-process and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. The Company continues to monitor the valuation of its inventory.  At September 30, 2015 and December 31, 2014, the provision for obsolescent inventory was $73,777 and $2,715, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company generates revenues from sales of SUGARDOWN®. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped in accordance with the customers' Free On Board (FOB) shipping point terms and collectability is reasonably assured.  In practice, the Company has not experienced or granted significant returns of product. Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

As disclosed in Note 6 of the Notes to Unaudited Condensed Financial Statements, Advance Pharmaceutical Company Ltd., (Advance Pharmaceutical) a related party, accounted for 0% and 98% of the Company's revenue during the three months ended September 30, 2015 and 2014, respectively.  During the nine months ended September 30, 2015 and 2014, Advance Pharmaceutical accounted for 74% and 97% of the Company's revenue, respectively.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3—Valuations that require inputs that reflect the Company's own assumptions that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the Company's financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective carrying values due to the short-term nature of these instruments. The Company did not have any assets or liabilities which were required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014; however, during the three and nine months ended September 30, 2015, the Company did have certain warrant and derivative instruments outstanding that were required to be measured at fair value (see Note 9).

Deferred Financing Costs

Financing costs incurred in connection with the Company's convertible notes as disclosed in Note 3 were recorded as a direct reduction from the carrying value of the debt as in accordance with the early adoption of the Financial Accounting Standards Board (FASB) issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs," as discussed in further detail below. The amortization of deferred financing fees, excluding the original issuance discounts as discussed in Note 3, was $11,040 and $0 during the nine months ended September 30, 2015 and 2014, respectively. In connection with the extinguishment of the convertible notes, as discussed in Note 3, the Company recorded the remaining $10,906 of deferred financing costs as a component of the loss on extinguishment of debt in the accompanying statement of operations. As of September 30, 2015 and December 31, 2014 there were no outstanding deferred financing costs.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, which include the Company's intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  Future undiscounted cash flows of the underlying assets are compared to the assets' carrying values.  Adjustments to fair value are made if the sum of expected future undiscounted cash flows is less than book value. During the three months ended September 30, 2015, as a result of the termination of the Marketing Agreement with Benchworks (see Note 8), the Company determined that impairment indicators were present for the Company's recorded intangible asset related to the SUGARDOWN® technology and patent applications.  The Company determined that the undiscounted cash flows of the Company's single asset group exceed the assets carrying value and no impairment charge was required.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments issued during the three and nine months ended September 30, 2015, which consisted of conversion and certain put option features embedded in its convertible debt instruments, and a warrant associated with one of the Company's convertible debt instruments, and determined that such derivatives meet the criteria for liability classification under ASC 815, Derivatives and Hedging.

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

All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings, as the derivatives had not been formally designated as hedges for accounting purposes. The Company's derivative financial instruments included bifurcated embedded derivatives and a warrant liability that were identified within the Convertible Notes (see Notes 3 and 9). In connection with the debt extinguishment discussed in Note 3, all previously bifurcated derivatives were extinguished.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three and nine month periods ended September 30, 2015, did not include 8,029,900 and 12,424,665 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine month periods ended September 30, 2014, did not include 6,727,150 and 12,516,669 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discounts or premiums.  The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company elected early adoption of this standard during the period ended March 31, 2015, which did not have a material impact on its financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the impact of this standard on its financial statements.

In August 2014, the FASB issued Accounting Standard Update ASU 2014-15, "Presentation of Financial Statements – Going Concern". The new standard addresses management's responsibility to evaluate whether there is a substantial doubt about the Company's ability to continue as a going concern.  It requires management to perform interim and annual assessments of the Company ability to continue as a going concern and to provide related disclosures.  The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of this standard on its financial statements.

2.             INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at September 30, 2015 and December 31, 2014, net of inventory reserves, were as follows:

	2015	2014
Raw materials	$61,630	$85,133
Work in process	-	-
Finished goods	124,492	112,836
	$186,122	$197,969

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

3.           CONVERTIBLE NOTES PAYABLE

In March 2015, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, ("Typenex").  Pursuant to this agreement, the Company issued to Typenex a convertible promissory note ("Typenex Note") in the principal amount of $225,000 with an original issue discount of $20,000 plus additional financing fees of $5,000 and a five year warrant to purchase 979,965 shares of the Company's common stock at an exercise price of $0.30 per share, exercisable at date of issuance.  Interest on the Typenex Note accrued at the rate of 10% per annum.  The Typenex Note was to be repaid in six equal monthly installments in cash or in shares of common stock at the Company's option (the "Conversion Shares") plus any unpaid interest beginning September 17, 2015 until the maturity date in February 2016.  The conversion price for determining the number of Conversion Shares in respect of any installment for which the Company elected to pay in shares of common stock would be the lesser of (i) $0.30 or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the common stock during the 20 trading days immediately preceding the date of conversion.  The Company had the option to repay the Typenex Note before maturity, at its option, by paying the lender an amount equal to 125% of the then outstanding principal amount.   Amounts outstanding under the Typenex Note were convertible into the Company's common stock, in whole or in part, at any time, at the option of the lender, with an initial conversion price of $0.30 per share. The initial conversion price for lender conversions was subject to adjustment under certain circumstances, including "full ratchet" anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions. The initial conversion price for lender conversions was also subject to adjustment if the aggregate market value of the Company's common stock fell below $5 million dollars, in which case the conversion price would become the lesser of (i) $0.30 per share or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the Company's common stock during the 20 trading days immediately preceding the date of conversion. If the Company failed to pay any of the installments including interest due under the Typenex Note when due, or if other events of default thereunder occurred, a default interest rate of 22% per annum would apply and the lender, at their option could have required the Company to repay, at 115%, all amounts that are outstanding plus 5% for each additional event of default.

The Company assessed the features of the Typenex Note and warrant and determined that the warrant was required to be accounted for as a liability due to "full ratchet" anti-dilution protection and the lender's put option feature, which was exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company's stock or failure to comply with the reporting requirements under the Exchange Act, was a derivative that required bifurcation.  The Company also assessed the features of the conversion options and determined that it was a derivative that required bifurcation.  The Company recorded the fair value of the warrant of $146,995 (Note 9) as a discount to the carrying value of the Typenex Note and as a liability. The Company recorded the fair value of the Typenex Note compound derivative, which included both the put and conversion option features, as of issuance date totaling $154,900 and was accounted for as a liability in the accompanying balance sheet.  See Note 9 for further discussion surrounding the Typenex Note compound derivative. Of the $154,900 originally recorded in derivative value, $53,005 of this fair value was recorded as a discount to the carrying value of the Typenex Note and $101,895 was recorded as a loss in interest expense in the accompanying statement of operations.  The original issuance discount, financing fees, warrant issuance and bifurcated compound derivative resulted in a full discount of $225,000 on the Typenex Note. The discount was accreted through the Typenex Note's maturity.  For the three and nine months ended September 30, 2015, the Company recorded $56,591 and $126,818, respectively, of non-cash interest associated with the accretion of the Typenex Note discount. The Company made the first installment payment of $37,500 on September 16, 2015, plus accrued interest of $11,797.  On September 23, 2015, using the proceeds from the CJY Holdings convertible note discussed below, the Company and the lender agreed to a full settlement of the Typenex Note, including the cancellation of the warrant, in exchange for a total payment of $217,500. As a result of the prepayment, the Company recorded a loss on extinguishment of debt and warrants of $868 in the accompanying statement of operations.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

3.           CONVERTIBLE NOTES PAYABLE - continued

In March 2015, the Company entered into a securities purchase agreement with JDF Capital, Inc., ("JDF").  Pursuant to this agreement, the Company issued to JDF a convertible promissory note ("JDF Note") in the principal amount of $110,000 with an original issue discount of $10,000 and financing fees of $6,000.  Interest accrued at the rate of 10% per annum and was due at maturity of the note in March 2016.  The Company had the option to repay the outstanding principal balance of the JDF Note during the first 180 days following issuance, at its option, by paying the lender an amount equal to 130% during the first 60 days following the issuance, 140% from 61 days to 120 days following the issuance and 150% from 121 days to 180 days following the issuance. At any time on or after June 12, 2015, amounts outstanding under the JDF Note were convertible into the Company's common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 40% discount to the lower of (i) the lowest reported sales price of the common stock during the 20 trading day period immediately prior to the date of conversion or (ii) the lowest reported sales price during the 20 days trading period immediately prior to issuance of the JDF Note.  The initial conversion price for lender conversions was subject to adjustment under certain circumstances, including "full ratchet" anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company failed to repay the JDF Note when due, or if other events of default occurred, a default interest rate of 15% per annum would apply and the lender, at their option, could have required the Company to repay, at 120%, all amounts that were outstanding. The Company assessed the features of the JDF Note and determined that the lender's put option feature, which was exercisable upon an event of default, major transaction or triggering event, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company's stock or failure to comply with the reporting requirements under the Exchange Act, was a derivative that required bifurcation.  The Company also assessed the conversion features of the JDF Note and determined that the conversion option was a derivative that required bifurcation. The Company recorded the fair value of the JDF Note compound derivative, which included both the put and conversion option features, as of issuance date totaling $38,200, as a discount to the carrying value of the JDF Note and accounted for it separately as a liability in the accompanying balance sheet. See Note 9 for further discussion surrounding the JDF Note compound derivative. The original issuance discount, financing fees, bifurcated compound derivative resulted in an aggregate initial discount of $54,200 on the JDF Note.

On July 16, 2015, the Company was advanced an additional principal amount of $110,000 with an original issue discount of $10,000 as an amendment to the original JDF Note, as discussed above, with a maturity date of March 13, 2016. In connection with the amended agreement, the Company recorded a debt discount of $10,000. The Company assessed the features of the additional advance and determined that the lender's put option feature and the conversion feature were derivatives that required bifurcation.  The value of the compound derivative, which included both the put and conversion option features, was not material as of the issuance date.
The debt discounts on the JDF Notes were accreted through maturity the respective maturity dates. For the three and nine months ended September 30, 2015, the Company recorded $14,471 and $26,970, respectively, of non-cash interest associated with the accretion of the JDF Notes discounts. On September 23, 2015, using the proceeds from the CJY Holdings convertible note discussed below, the Company and the lender agreed to a full settlement of the JDF Notes in exchange for a total payment of $310,000. As a result of the prepayment, the Company recorded a loss on extinguishment of debt of $119,304 in the accompanying statement of operations.
In March 2015, the Company entered into a convertible promissory note agreement with JMJ Financial ("JMJ") with a total potential principal amount of $500,000 with a $50,000 original issue discount ("JMJ Note").  At their discretion, JMJ could fund to the Company any portion of the $500,000, net of the original issue discount ratably applied.  On March 18, 2015, the Company borrowed $83,333 of the principal amount, subject to the original issue discount of $8,333, for net proceeds of $75,000.  Borrowings under the JMJ Note were due two years from the date funded.  The Company could repay amounts borrowed under the JMJ Note within 90 days of funding without interest.  Amounts not repaid within 90 days of funding bear a one-time interest charge of 12%.  Amounts outstanding under the JMJ Note were convertible into the Company's common stock, in whole or in part, at any time, at the option of the lender, with an initial conversion price of a 40% discount (subject to adjustment) to the lowest trade price of the common stock during the 20 trading day period immediately prior to the date of conversion.  If the Company failed to repay amounts due under the JMJ Note when due, or if other events of default thereunder should occur, a default interest rate of 18% per annum would apply and the lender, at their option, could require the Company to repay, at 150%, all amounts that are outstanding. The Company assessed the features of the JMJ Note and determined that the lender's put option feature, which became exercisable upon an event of default, including but not limited to, failure to pay, insolvency or failure to comply with the reporting requirements under the Exchange Act, was a derivative that required bifurcation. The Company also assessed the conversion features of the JMJ Note and determined that the conversion option is a derivative that required bifurcation. The Company recorded the fair value of the JMJ Note compound derivative, which included both the put and conversion option features, as of issuance date totaling $67,400, as a discount to the carrying value of the JMJ Note and accounted for it separately as a liability in the accompanying balance sheet. See Note 9 for further discussion surrounding the JMJ Note compound derivative.

The original issuance discount, financing fees and bifurcated compound derivative resulted in an initial discount as of issuance date of $83,233 on the JMJ Note. This discount was be accreted through the JMJ Note's maturity date. For the three and nine months ended September 30, 2015, the Company recorded $1,965 and $13,872, respectively, of non-cash interest associated with the accretion of the JMJ Note discount. On July 17, 2015, using the proceeds from the JDF amendment discussed above, the Company and the lender agreed to a full settlement of the JMJ Note in exchange for a total payment of $93,333. As a result of the prepayment, the Company recorded a loss on extinguishment of debt of $69,361 in the accompanying statement of operations.

In March 2015, the Company entered into a securities purchase agreement with Vis Vires Group (Vis Vires).  Pursuant to this agreement, the Company issued to Vis Vires a convertible promissory note in the principal amount of $79,000 with financing fees of $8,500 ("Vis Vires Note").  Interest accrued at the rate of 8% per annum and was due upon maturity of the note in December 2015.  The Company had the option to repay the outstanding principal balance of the Vis Vires Note, by paying the lender an amount ranging from 110% during the 30 days following the issuance of the note up to 135% from 151 days to 180 days following the issuance of the Vis Vires Note. At any time on or after September 18, 2015, amounts outstanding under the Vis Vires Note were convertible into the Company's common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 39% discount to the average of the lowest three reported closing bid prices of the common stock during the 10 trading day period immediately prior to the date of conversion. The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including "full ratchet" anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company failed to repay the Vis Vires Note when due, or if other events of default thereunder occurred, a default interest rate of 22% per annum would apply and the lender, at their option, could have required the Company to pay, at 120%, all amounts that are outstanding. The Company assessed the features of the Vis Vires Note and determined that the lender's put option feature, which became exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company's stock, a financial statement restatement or failure to comply with the reporting requirements under the Exchange Act, was a derivative that requires bifurcation. The Company recorded the fair value of the Vis Vires Note compound derivative, which included both the put and conversion option features, as of issuance date totaling $13,831, as a discount to the carrying value of the Vis Vires Note and accounted for it separately as a liability in the accompanying balance sheet. See Note 9 for further discussion surrounding the Vis Vires Note compound derivative.

The financing fees and bifurcated compound derivative resulted in an initial discount as of issuance date of $22,331 on the Vis Vires Note. This discount was accreted through the Vis Vires Note's maturity date. For the three and nine months ended September 30, 2015, the Company recorded $6,913 and $14,581, respectively, of non-cash interest associated with the accretion of the Vis Vires Note discount. On September 23, 2015, using the proceeds from the CJY Holdings convertible note discussed below, the Company and the lender agreed to a full settlement of the Vis Vires Note in exchange for a total payment of $105,000. As a result of the prepayment, the Company recorded a loss on extinguishment of debt of $30,460 in the accompanying statement of operations.

On September 24, 2015, the Company entered into a securities purchase agreement with CJY Holdings, LLC. (CJY), a related party stockholder who is a member of the Company's Board of Directors. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000 (CJY Note).  Interest accrues at the rate of 10% per annum and is due upon maturity of the note on September 24, 2018. The Company has the option to repay the outstanding principal balance of the CJY Note at no penalty to the Company. At any time on or after issuance, amounts outstanding under the CJY Note are convertible into the Company's common stock, in whole or in part, at the option of the holder, at a fixed initial conversion price of $0.05 per share of the Company's common stock. The CJY Note agreement contains standard anti-dilution protection surrounding certain common stock adjustments by the Company. The CJY Note shall convert, in full, automatically upon the closing of a subsequent financing at the finalized terms of the subsequent financing. In the occurrence of an event of default, CJY may require the Company to repay the outstanding principal and accrued interest upon demand. The Company assessed the features of the CJY Note and determined that the embedded conversion options and put feature do not require bifurcation. In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recorded a beneficial conversion feature of $750,000 upon issuance and a corresponding debt discount of $750,000 which will be accreted over the term of the note. The effective yield of the CJY Note, based upon the features discussed below, is 188%. During the interim period ended September 30, 2015, the Company recorded $4,795 of non-cash interest associated with the accretion of the CJY Note discount.

Subsequent to September 30, 2015, the Company has entered into additional convertible promissory note agreements with CJY in the aggregate principal amount of $300,000, at the same terms as stated above, to provide the Company with financing for operations.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

4.           STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. On November 2, 2015, the Company's Board of Directors voted to approve an increase in authorized common stock shares outstanding from 200,000,000 shares to 400,000,000 shares subject to obtaining shareholder approval.

Common Stock

During the three months ended March 31, 2015, the Company issued 40,500 shares of its common stock with a fair value of $12,105 in exchange for consulting services rendered during those periods in connection with two consulting agreements.

In May 2015, the Company's Board of Directors approved up to 2,000,000 shares of the Company's common stock to be available to the Company to satisfy vendor and consultant payments.  In June 2015, the Company issued 158,428 shares of its common stock to two vendors in exchange for services previously recorded. The fair value of these shares was $22,179.

In June 2015, the Company issued 10,500 shares of its common stock with a fair value of $1,575 in exchange for consulting services rendered during the three months ended June 30, 2015 in connection with one consulting agreement.

In July 2015, the Company issued 53,571 shares of its common stock to a vendor in exchange for services previously provided and recorded in a prior period. The fair value of the shares was $9,107.

During the three months ended September 30, 2015, the Company issued 500,000 shares of its common stock with a fair value of $77,500 in exchange for consulting services rendered during the three months ended September 30, 2015, in connection with one consulting agreement.

Common Stock Warrants

On March 12, 2015, pursuant to the Typenex agreement discussed in Note 3, the Company issued to Typenex a warrant to purchase 979,965 shares of the Company's common stock.  The warrant was immediately exercisable at an exercise price of $0.30 per share and would expire in March 2020.  Both the exercise of the warrant and the number of shares covered by the warrant were subject to adjustment under certain circumstances, including "full ratchet" anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price, with certain exceptions.  The Company classified the Typenex warrant as a liability instrument.  As discussed in Note 3, on September 23, 2015, the Typenex Agreement was settled and this warrant was cancelled.  See Note 9 for further discussion.

The Company accounts for warrants as either equity instruments or liabilities instruments depending on the specific terms of the warrant agreement.  As of September 30, 2015, the Company had 12,424,665 warrants outstanding which are all classified as equity instruments. All warrants outstanding are fully exercisable as of September 30, 2015.

During the three months ended March 31, 2015, the Company received five separate notices to exercise an aggregate of 92,000 placement agent warrants with an exercise price of $0.30 per share.  Based upon the Company's stock price on the date of exercise, as well as the cashless exercise formula, 43,992 shares were issued to the five holders during the quarter ended March 31, 2015, with the remaining 48,008 warrants forfeited.  There were no exercises of warrants during the three months ended September 30, 2015.

The following table summarizes the Company's common stock warrant activity during the nine months ended September 30, 2015:
	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	12,516,669	$0.53
Granted	979,965	0.30
Exercised	(43,992)	0.30
Forfeited/cancelled	(1,027,973)	0.30
Outstanding as of September 30, 2015	12,424,669	$0.53

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

5.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled "The 2010 Stock Plan" ("2010 Plan") under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of September 30, 2015 and December 31, 2014, there were 5,721,600 and 6,171,600 options available for grant under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled "2011 Non-Qualified Stock Plan" ("2011 Plan") under which the Company may grant options to purchase 2,100,000 shares of common stock. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of September 30, 2015 and December 31, 2014, there were 11,151,381 and 12,247,880 options available for grant under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

In March 2015, the Board of Directors approved a grant of non-qualified stock options to the independent directors of the Company to purchase an aggregate of 384,000 shares of the Company's common stock at an exercise price of $0.18. The options were allocated among the directors based on service in, and chairmanship of the Company's committees and service as lead independent director. The options vest as of December 31, 2015, provided that the directors remain directors on that date and have attended at least 75% of the scheduled meetings of the Board and the committees on which such directors serve during the 2015 calendar year. In addition, during the period ended March 31, 2015, the Company granted incentive stock options to members of management and non-management of the Company to purchase an aggregate of 700,000 shares of the Company's common stock at exercises prices ranging from $0.18 to $0.20 per share, all of which vested immediately. The Company also granted non-qualified stock options to consultants of the Company to purchase an aggregate of 625,000 shares of the Company's common stock at an exercise price of $0.18, all of which vested immediately.

During the three months ended June 30, 2015, the Company granted a non-qualified stock option, to a consultant to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.20, which vested immediately. The Company did not grant any stock options during the three months ended September 30, 2015.

The fair value of stock options granted or revalued for the three and nine months ended September 30, 2015 and 2014 was calculated with the following assumptions:

	2015	2014
Risk-free interest rate	1.3% - 1.9%	0.5% - 2.3%
Expected dividend yield	0%	0%
Volatility factor	79 – 91%	86 – 98%
Expected life of option	4.40 to 10 years	2.50 to 7 years

The weighted-average fair value of stock options granted during the nine month period ended September 30, 2015 and 2014, under the Black-Scholes option pricing model, was $0.14 and $0.83 per share, respectively.

The Company recognized $25,977 and $106,215 of stock-based compensation costs in the accompanying statement of operations for the three months ended September 30, 2015 and 2014, respectively.  The Company recognized $267,223 and $681,697 of stock-based compensation costs in the accompanying statement of operations for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there was approximately $112,000 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

5.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes the Company's stock option activity during the nine months ended September 30, 2015:
	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	6,483,400	$0.10-1.85	$0.47
Granted	1,809,000	0.18-0.20	0.18
Exercised	-	-	-
Options forfeited/cancelled	(262,500)	0.18-1.21	0.20
Outstanding as of September 30, 2015	8,029,900	$0.10-1.85	$0.41

There were no stock option exercises during the three or nine months ended September 30, 2015.  During the three months ended March 31, 2014, the Company received a notice of cashless stock options exercise in which the holder elected to exercise 133,280 common stock options.  The stock options which were exercised had an exercise price of $0.57 per share.  Based upon the Company's stock price on the date of exercise, as well as the cashless exercise formula, 79,016 shares were issued to the holder during the quarter ended March 31, 2014 with the remaining 54,264 options forfeited.  In addition, the Company also received $500 for stock options exercised. There were no stock option exercises during the three months ended September 30, 2014.

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2015:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	1.13	$-	1,795,000	$0.10	1.13	$-
0.18	1,409,000	0.18	8.82	-	1,025,000	0.18	8.57	-
0.20	250,000	0.20	9.51	-	250,000	0.20	9.51	-
0.37	58,000	0.37	6.93	-	58,000	0.37	5.89	-
0.42	63,000	0.42	5.26	-	63,000	0.42	5.26	-
0.50	3,710,000	0.50	3.25	-	3,476,666	0.50	2.83	-
0.69	100,000	0.69	8.46	-	100,000	0.69	8.46	-
1.21	566,500	1.21	8.32	-	566,500	1.21	8.32	-
1.85	78,400	1.85	0.01	-	78,400	1.85	0.01	-
$0.10-1.85	8,029,900	$0.41	4.39	$-	7,412,566	$0.42	3.94	$-

The weighted-average remaining contractual life for stock options exercisable at September 30, 2015 is 3.94 years. The intrinsic value for fully vested, exercisable options was $0 and $1,518,880 at September 30, 2015 and December 31, 2014, respectively. There were no options exercised during the three or nine months ended September 30, 2015.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $71,083.   There were no option exercises in the three months ended September 30, 2014.  No actual tax benefit was realized from stock option exercises during these periods.

The following table sets forth the status of the Company's non-vested stock options as of September 30, 2015:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	484,584	$0.39
Granted	1,809,000	0.14
Forfeited	(262,500)	0.20
Vested	(1,413,750)	0.15
Non-vested as of September 30, 2015	617,334	$0.22

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

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

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman.  Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt.  The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 in December 2013 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration.  The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company's existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company.  In May 2014, the Board approved a $50,000 increase in indemnification support, solely for the payment of outside legal expenses.  The Company recorded a total of $182,697 in costs associated with Dr. Platt's indemnification, of which $119,401 was expensed in the year ended December 31, 2013 and $63,296 was expensed in the year ended December 31, 2014.  In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014.

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt.  In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014.  The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt's indemnification by the Company.  Accordingly, the Company has recorded the reduction in accrued interest through earnings during the interim period ended March 31, 2015.  As of September 30, 2015 and December 31, 2014, $14,884 and $82,760, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in China, Hong Kong and Macau.    In November 2014, The Company agreed to expand Advance Pharmaceutical's territory to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, the agreement was expanded to include Japan as an additional territory.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company's common stock in conjunction with the Company's private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company's Board of Directors in December 2013.    Revenue generated pursuant to the Agreement for the three and nine month periods ended September 30, 2015, were $0 and $70,137, respectively.  Revenue generated pursuant to the Agreement for the three and nine month periods ended September 30, 2014, were $119,280 and $181,647, respectively.

On March 14, 2013, the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares with an exercise price of $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited ("CJY"). The warrant is exercisable immediately and has a five year term. In July 2013 CJY Holdings Limited purchased 6,666,660 shares of the Company's common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company's common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July 2013 and September 2013.  The warrants are exercisable immediately over a five year term with an exercise price of $0.50 per share.  CJY is an entity that is controlled by Cheng Chi Him, a brother of our Director, Conroy Chi-Heng Cheng.

In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant.  As of September 30, 2015, the Company had recorded the $200,000 of proceeds in accrued expenses and other current liabilities within the accompanying balance sheet as terms of the exercise were not yet finalized and all proceeds had not yet been received. On November 12, 2015, the Company entered into a Warrant Repricing and Exercise Agreement with CJY pursuant to which the parties agreed to decrease the exercise price of all of CJY's outstanding Common Stock Purchase Warrants to $0.17 per share and CJY exercised a portion of the CJY Warrants for 1,194,440 shares of common stock of the Company at the New Exercise Price for a total exercise price of $200,000, which was offset against the proceeds received in June 2015.
On September 24, 2015, the Company entered into a securities purchase agreement with CJY.  As discussed in Note 3 above, pursuant to this agreement, the Company issued CJY a convertible promissory note (CJY Note) in the principal amount of $750,000 in exchange for proceeds of $750,000. The proceeds of the CJY Note were used by the Company to pay off previously outstanding convertible promissory note obligations discussed in Note 3. Upon issuance of the CJY Note, at the CJY's option, all amounts outstanding under the CJY Note are convertible into the Company's common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. Additionally, the CJY Note contains an automatic conversion feature whereas all amounts outstanding shall convert upon the closing of a future financing at the same finalized terms of the future financing. See Note 3 above for additional details and discussion of the CJY Note terms and recognition of the CJY Note during the period ended September 30, 2015.

Subsequent to September 30, 2015, the Company has entered into additional convertible promissory note agreements with CJY in the aggregate principal amount of $300,000, at the same terms as stated above, to provide the Company with financing for operations.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

7.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(316,071)	(267,857)
Intangible assets, net	$583,929	$632,143

Amortization expense was $16,072 and $48,214 for the three and nine months ended September 30, 2015 and 2014, respectively.

8.           COMMITMENTS AND CONTINGENCIES

The Company entered into a three year lease agreement for their office lease facility commencing July 1, 2012, with escalating rental payments. On February 21, 2013, the Company amended the lease agreement to extend the lease through March 2018 and increase rental space. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. The Company recognized rent expense of $14,381 and $14,378 during the three months ended September 30, 2015 and 2014, respectively.  The Company recognized rent expense of $43,143 for both nine month periods ended September 30, 2015 and 2014.  As of September 30, 2015 and December 31, 2014, there was $19,455 and $22,810, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2015 are as follows:

Fiscal Year
2015	15,672
2016	64,299
2017	66,519
2018	16,770
$163,260

Marketing Agreement

On May 14, 2014, the Company entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, the Company had granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks was responsible and bore the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defined certain minimum net sales levels that Benchworks had to achieve to maintain exclusivity.  Revenue generated pursuant to the Marketing Agreement for the three and nine months ended September 30, 2015 were $0 and $19,122, respectively.  The agreement was terminated in July 2015.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

9.           FAIR VALUE OF FINANCIAL MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements.  In March 2015, the Company entered into four separate convertible promissory note agreements and one warrant agreement (see Note 3).  During July 2015, the Company entered into an additional convertible promissory note agreement as discussed in Note 3. The Company evaluated these notes and determined that the conversion options and certain and put options embedded in the convertible debt instruments met the requirement for classification as compound derivative liabilities.  In addition, a warrant agreement associated with one of these convertible debt instruments included antidilution provisions that also require the warrant to be classified as a liability.  These liabilities were measured at fair value at issuance and remeasured on a recurring basis until extinguishment in September 2015, as discussed in Note 3, with the change in fair value between those dates being included in earnings. As of September 30, 2015, there were no outstanding liabilities which required measurement at fair value.

Warrant Liability

On March 12, 2015, the Company entered into a warrant agreement in conjunction with one of its convertible promissory note agreements as discussed in Note 3.  Due to the existence of an antidilution provision, which reduces the exercise price and conversion price in the event of subsequent dilutive issuances, the warrant was recorded as a liability in the balance sheet at its fair value of $146,995 at the date of issuance.  The fair value of the warrant was revalued at a fair value of $127,395. The fair value change of $19,600 through September 23, 2015, the date of extinguishment, is reported in the accompanying statement of operations. The fair value of the warrant was measured using Monte Carlo Simulation modeling.  The assumptions used in the Monte Carlo simulation models used to estimate the fair value of the warrant liability upon issuance at March 12, 2015 and June 30, 2015 were:

	March 12, 2015	June 30, 2015
Risk-free interest rate	1.59%	1.63%
Expected dividend yield	0	0
Volatility factor	80%	81%
Expected life of warrant	5 years	4.7 years

The following table reflects the change in the Company's Level 3 warrant liability from its initial recording on March 12, 2015 through September 30, 2015:

Balance at December 31, 2014	$–
Issuance of warrant liability	146,995
Change in fair value and extinguishment of warrant	(146,995)
Balance at September 30, 2015	$-

Convertible Note Derivative Liability

The Company entered into four separate convertible note agreements in March 2015, one convertible note agreement in July 2015 and an additional convertible note agreement in September 2015 as discussed in Note 3. The Company assessed the embedded features within these debt instruments and determined that the conversion options and certain put options were required to be separated from the notes and accounted for as compound derivative liabilities in all the agreements except for the September 2015 issued convertible note agreement.

The fair value of the convertible note compound derivative liabilities were valued using a series of valuation approaches including a binomial lattice approach and single income valuation approach. The Company estimated the fair value of the redemption rights derivative using a ''with and without'' income valuation approach. Under this approach, the Company estimated the present value of the fixed interest rate debt based on the fair value of similar debt instruments excluding the embedded feature. This amount was then compared to the fair value of the debt instrument including the embedded feature using a probability weighted approach by assigning each embedded derivative feature a probability of occurrence, with consideration provided for the settlement amount including conversion discounts, prepayment penalties, the expected life of the liability and the applicable discount rate.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

9.           FAIR VALUE OF FINANCIAL MEASUREMENTS – continued

The fair value of the convertible note compound derivate liabilities were valued at an aggregate of $274,331 and $0 on date of issuance and prior to extinguishment as discussed in Note 3, respectively.

The following table reflects the change in the Company's Level 3 convertible note derivative liabilities from their initial value at issuance through September 30, 2015:

Balance at December 31, 2014	$–
Issuance of derivatives in connection with convertible note agreements	274,331
Change in fair value and extinguishment of notes	(274,331)
Balance at September 30, 2015	$-

10.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company determined that certain embedded features related to the Convertible Notes and Warrant issued in connection with the Convertible Notes as discussed in Note 3 and 9 above are derivative financial instruments.

There were no derivative instruments outstanding as of September 30, 2015, due to the extinguishment of the convertible promissory notes as discussed in Notes 3 and 9. There were no derivative instruments issued or outstanding as of December 31, 2014.

The amount of gain or recognized for derivative instruments in the statement of operations for the three and nine months ended September 30, 2015 consist of the following:

Derivatives not designated as hedging instruments	Location of gain recognized in income on derivative	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Convertible Notes Compound Derivatives	Change in fair value of embedded derivative liabilities	$252,025	$274,331
Convertible Note Warrant Liability	Change in fair value of warrant liability	$-	$19,600

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014

11.         SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from September 30, 2015 through the date of filing, for possible disclosure and recognition in the financial statements. Except as discussed below, the Company did not have any material subsequent events that impacts its financial statements or disclosures.

As discussed in Note 3 and 6, in October 2015, pursuant to the Securities purchase agreement with CJY Holdings, the Company issued to CJY additional convertible promissory notes in the aggregate principal amount of $300,000, for total outstanding CJY convertible promissory notes of $1,050,000. The October 2015 issuance contain the same terms as the CJY Note agreement detailed in Note 3 above.

On October 1, 2015, the Company notified its Manchester, New Hampshire landlord that they wished to enter into a cease-use agreement surrounding the Company's Manchester headquarters. The Company is currently in negotiations with the landlord regarding a potential settlement of all future lease obligations.

On October 1, 2015 the Company entered into a lease agreement for office space in Newton, Massachusetts to serve as the Company's new headquarters. The term of the lease is 6 months and is renewable upon the agreement of the Company and the landlord.  The minimum monthly lease payment is $1,500 per month.

On November 2, 2015, the Company's Board of Directors voted to approve an increase in authorized common stock shares outstanding from 200,000,000 shares to 400,000,000 shares of the Company's common stock. This increase is subject to shareholder approval.

On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY Holdings, LLC. (CJY) as discussed in Note 6. The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company, discussed in Note 6, and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement.

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

Overview

Boston Therapeutics, Inc. (OTCQB: BTHE), headquartered in Newton, MA, is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company entered into a manufacturing and licensing agreement with Hong Kong based Advance Pharmaceuticals to develop markets for SUGARDOWN® in Asia.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. In September and October 2015, the Company entered into a series of convertible promissory note agreements with a related party and significant shareholder of the Company with aggregate proceeds of $1,050,000 as discussed in Note 3.  A substantial portion of these funds were used to pay off convertible promissory notes which were entered into in March of 2015. Management anticipates that the Company's cash resources will be sufficient to fund its planned operations into December of 2015 as a result of additional cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the nine months ended September 30, 2015. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $13.9 million, $58,000 of cash on hand and a working capital deficit of approximately $1,065,000 as of September 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

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

Results of Operations

Three Months Ended September 30, 2015 compared to September 30, 2014

Revenue

Revenue for the three months ended September 30, 2015 was $4,601, a decrease of $116,891 as compared to revenue of $121,493 for the three months ended September 30, 2014.  The decrease is primarily related to shipments of approximately $120,000 to Advance Pharmaceutical during the three months ended September 30, 2014, as compared to $0 shipments to Advance Pharmaceutical during the three months ended September 30, 2015.

Gross Margin

The Company generated a gross margin deficit for the three months ended September 30, 2015 of $45,467 as compared to a gross margin of $39,432 for the three months ended September 30, 2014.  The decrease is primarily related to the lower sales volume during the three months ended September 30, 2015 which did not cover fixed overhead as well as management's analysis of inventory's carrying value and determination that certain raw material required a valuation adjustment of $45,000 during the three months ended September 30, 2015.

Research and Development

Research and development expense for the three months ended September 30, 2015 was $46,751, a decrease of $471,882 as compared to $518,633 for the three months ended September 30, 2014.  The decrease is primarily related to clinical trial and consulting expenses associated with the  Phase IIb clinical trial for BTI-320 conducted in the U.S. during the three months ended September 30, 2014 that concluded in September 2014. In addition, the Company scaled back its research and development activities including staffing due to a lack of funding during the three months ended September 30, 2015.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2015 was $1,076, a decrease of $29,010 as compared to $30,086 for the three months ended September 30, 2014.  The decrease is attributed to the Company significantly reducing its operations, including employees, due to its lack of funding during the three months ended September 30, 2015.

General and Administrative

General and administrative expense for the three months ended September 30, 2015 was $369,928, a decrease of $274,041 as compared to $643,969 for the three months ended September 30, 2014.  Payroll and payroll related expense decreased approximately $48,000 primarily due to headcount reductions caused by the lack of funding in the three months ended September 30, 2015, resulting in the Company furloughing its employees. Legal professional fees decreased approximately $50,000 due to the Company reducing its operations.  Outside consulting fees dropped by approximately $31,000 due to the Company's reduced spending and operation. Non-cash stock-based compensation expense decreased approximately $55,000 primarily due to stock options granted to the board of director members during the first quarter of 2014 at a higher market price than those granted to the board of director members in the first quarter of 2015.

Nine Months Ended September 30, 2015 compared to September 30, 2014

Revenue

Revenue for the nine months ended September 30, 2015 was $94,782, a decrease of $91,929 as compared to revenue of $186,711 for the nine months ended June 30, 2014.  The decrease is related to two shipments totaling approximately $120,000 to Advance Pharmaceutical during the nine months ended September 30, 2014. This reduction in shipments was offset by increased sales from a third party sales and marketing company used by the Company during 2015; however, that sales and marketing company terminated its relationship with the Company during July 2015.

Gross Margin

The Company generated a gross margin deficit for the nine months ended September 30, 2015 of $54,175 as compared to a gross margin of $28,106 for the nine months ended September 30, 2014.  The decrease is attributable to management's analysis of inventory's carrying value and determination that certain raw material required a valuation adjustment of approximately $71,000 during the nine months ended September 30, 2015.  This was offset by various one time charges regarding fulfillment during the nine months ended September 30, 2014.

Research and Development

Research and development expense for the nine months ended September 30, 2015 was $349,162, a decrease of $851,159 as compared to $1,200,321 for the nine months ended September 30, 2014.  The decrease is primarily the result of approximately $680,000 of expenses associated with Phase IIb clinical trial activities for BTI-320 in the nine months ended September 30, 2014 and a reduction of approximately $193,000 from management's cost reduction initiatives related to the use of consultants for general research and development activities. In addition, payroll costs declined by approximately $25,000 due to austerity measures implemented by the company throughout the nine months ended September 30, 2015.  These decreases were offset by an approximate $25,000 increase in non-cash stock based compensation for stock options granted during the first quarter of 2014 for two employees that vest over three to four years.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2015 was $35,970, a decrease of $251,672 as compared to $287,642 for the nine months ended September 30, 2014. Approximately $93,000 of the decrease is related to fees paid to a healthcare marketing company in the first quarter of 2014, whose agreement was terminated during the second quarter of 2014.  Payroll and payroll related expenses decreased approximately $86,000 due to the reduction of two employees, which also contributed to a decrease in non-cash stock-based compensation of approximately $17,000.  The Company's cost reduction initiatives resulted in a decrease of approximately $52,000 related to trade show and associated travel during the nine months ended September 30, 2015.

General and Administrative

General and administrative expense for the nine months ended September 30, 2015 was $1,270,025, a decrease of $1,187,611 as compared to $2,457,636 for the nine months ended September 30, 2014.  Approximately $422,000 of the decrease is related to non-cash, stock-based compensation primarily related to fully vested stock options granted during the first quarter of 2014 at a higher market price than fully vested stock options granted during the first quarter of 2015.  Payroll and payroll related expense decreased approximately $231,000 primarily due to the reduction in headcount throughout the first nine months of 2015, caused by a reduction in the Company's headcount as a result of minimal funding as well as a severance charge of $50,000 to the Company's former president during the nine months ended September 30, 2014. Professional fees decreased approximately $233,000 primarily related to the Company's legal services due to the Company's reduced operations.  Consulting fees were reduced by approximately $138,000 due to the austerity measures implemented by the Company during the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015

As of September 30, 2015, we had cash of $58,239 and accounts payable and accrued expenses and other current liabilities of $1,417,378. During the nine months ended September 30, 2015, the Company used $627,706 of cash in operations.

Subsequent to September 30, 2015, the Company has received an additional $300,000 from a related party stockholder who is a member of the Company's Board of Directors through CJY Holdings.  The Company has used these funds as working capital as it pursues additional long term funding.

We have incurred operating losses since inception as we have worked to develop our carbohydrate based technologies.  We expect such operating losses until we complete the regulatory and clinical development of BTI-320 or IPOXYN.   We anticipate that our cash resources will be sufficient to fund our planned operations into December 2015 as a result of continued cost cutting measures surrounding the use of consultants and payroll associated costs reduced by the Company during the nine months ended September 30, 2015.  We are currently seeking additional capital through private placements and public offerings of the Company's stock. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations. The Company has already significantly cut back its operations, including breaking its operating lease for its former office at 1750 Elm Street in Manchester NH on October 1, 2015 and furloughing three of its employees and all but one of its consultants on September 1, 2015.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO") of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures", as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting as discussed below.

Changes in Internal Control over Financial Reporting

The Company has evaluated the changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2015 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2015, there was a material weakness in the Company's internal control over financial reporting due to the fact that the Company experienced significant turnover in its accounting function, including the resignation of the Company's consulting Director of Finance during August 2015 and the retirement of the Company's former Chief Financial Officer on August 31, 2015.  While the Company hired a new consulting Director of Finance in August 2015, the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.
Although the Company has hired a consultant to assist with SEC reporting and accounting matters, we expect that the Company will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company's business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company's internal control over financial reporting that could result in material misstatements in the Company's financial statements not being prevented or detected.
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

Item 1A. Risk Factors

Refer to Item 4 in Part I for discussion of material changes in the Company's internal control environment which resulted in a material weakness existing during the period ended September 30, 2015.

There have been no other material changes in the risk factors from those previously disclosed  in our  Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only unregistered sales of equity securities made by the Company during the nine months ended September 30, 2015 and not previously reported on Form 8-K are as follows:

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

In May 2015, the Company's Board of Directors approved up to 2,000,000 shares of the Company's common stock to be available to the Company to satisfy vendor and consultant payments.  In June 2015, the Company issued 158,428 shares of its common stock to two vendors who agreed to accept shares of the Company's common stock in lieu of cash.  The fair value of these shares was $22,180.

In June 2015, the Company issued 10,500 shares of its common stock with a fair value of $1,575 in exchange for consulting services rendered during the three months ended June 30, 2015 in connection with one consulting agreement.

In July 2015, the Company issued 53,571 shares of its common stock to a vendor in exchange for services previously provided and recorded. The fair value of the shares was $9,107.

During the three months ended September 30, 2015, the Company issued 500,000 shares of its common stock with a fair value of $77,500 in exchange for consulting services rendered during the three months ended September 30, 2015, in connection with one consulting agreement.

The issuances of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D. The above investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 10, 2015,  the Company was notified by Benchworks SD LLC ("Benchworks"), a  company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical and healthcare products, that Benchworks was terminating the Marketing Agreement dated as of May 14, 2014 (the "Agreement") between the Company and Benchworks effective July 9, 2015.  The Agreement expired by its terms on May 14, 2015 but the parties had continued to operate under the terms of the Agreement on an "at will" basis following the expiration.  Under the terms of the Agreement, the Company had granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN®, the Company's dietary product for diabetes, pre-diabetes and blood sugar management, in North America (the "Territory") for an initial term of one year, subject to extension in accordance with the terms of the Agreement. Benchworks was responsible for and bore the expense for marketing an commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials.  The Agreement defined certain minimum net sales levels that Benchworks must achieve to maintain exclusivity and provided for splits of net revenues from the sale of SUGARDOWN® in the Territory between the Company and Benchworks.

On September 1, 2015, the Chief Financial Officer of the Company, Tony Squeglia, submitted his letter of resignation as an officer and employee of the Company for health reasons.  Until a successor is appointed, the Company's Chief Executive Officer, David Platt, will serve as Chief Financial Officer.

Item 6.  Exhibits
Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)**.

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2015 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 20, 2015	By:	/s/ David Platt
David Platt
Chief Executive Officer and Chief Financial Officer