Form 10-K
period 2015-12-31
Boston Therapeutics, Inc.
filed 2016-03-30
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
1750 Elm Street, Suite 103, Manchester, NH 03101

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐             No  ☒

At June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,901,732.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2016
Common Stock, $0.001 par value per share	39,319,507 Shares

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

PART I

Item 1.  Business.

1. GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009, under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. David Platt, the Company’s former Chief Executive Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger. Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger. Kenneth A. Tassey, Jr., who became the Company’s President shortly after the Merger, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger. Boston Therapeutics, headquartered in Newton, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320, a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, SUGARDOWN®, a dietary supplement designed to reduce post-meal sugar spikes and IPOXYN, a fluid therapy intravenous drug for the prevention of necrosis and treatment of ischemia, with an initial target indication of lower limb ischemia often associated with diabetes.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $14.5 million and $40,995 cash on hand as of December 31, 2015.  We raised $1,732,000 in gross proceeds in private placements during the year ended December 31, 2015.  Through March 2016, the Company has raised $402,000, from ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2016. There is no guarantee that the Company will be successful in raising capital or if it is successful, that such capital will be on acceptable terms. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Overview

We are a pre-clinical and clinical-stage pharmaceutical company focused on the development, outsourced contract manufacture and commercialization of carbohydrate-based therapeutic drugs and dietary supplements designed to address blood sugar management and inflammatory diseases in a safe and efficient manner.

Currently, our lead pharmaceutical drug candidates are:

·	BTI-320, a non-systemic, carbohydrate-based compound designed to reduce post-meal elevation of blood glucose levels in Type 2 diabetic patients, pre diabetic patients; and

·	IPOXYN, a carbohydrate-based, injectable drug intended to prevent necrosis, or cell death, and to treat hypoxic conditions, such as diabetic foot ulcers and other vascular complications.

Following Phase II clinical trial results reported in 2013 and the recent Phase IIb clinical trial concluded in October 2014, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug Application (or IND) we filed for BTI-320 to treat Type 2 diabetes and weight management.  Joslin Diabetes Center in Boston will serve as the lead clinic for the multi-center, multi-country trial expected to commence in 2016 subject to our ability to raise funding.  The trial is expected to enroll up to 360 patients in the 24 week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms.  The primary efficacy endpoint of the trial is the mean change in HbA1c levels from baseline at 24 weeks and may be conducted at a number of international centers located in the U.S., Europe, Asia and Australia.  Development of IPOXYN is in the pre-clinical planning stage and no work has been done to date due to lack of financial resources.

In addition, we currently sell SUGARDOWN®, a non-systemic, carbohydrate-based dietary supplement designed to support healthy blood glucose levels, over the Internet and by purchase order.

We were formed on August 24, 2009 as a Delaware corporation under the name of Avanyx Therapeutics, Inc. Initially, we focused on our IPOXYN drug candidate, but halted activity on November 10, 2010, when we entered into an Agreement and Plan of Merger with Boston Therapeutics, Inc., a New Hampshire corporation, which added our BTI-320 drug candidate to our pipeline. The transaction provided for (i) the merger of the New Hampshire entity into our company, with our company being the surviving entity, (ii) the issuance by us of 4,000,000 shares of common stock to the stockholders of the New Hampshire entity as consideration for 100% of the outstanding common stock of the New Hampshire entity, and (iii) the change of our corporate name to Boston Therapeutics, Inc.

Novelty of Complex Carbohydrate Science

Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections.  We believe this offers a largely untapped area for treatment by utilizing:

·	in the case of BTI-320 and SUGARDOWN®, modified mannan (a polymer found in plants) to lower the rise in post-prandial blood glucose (PPG, or post-meal blood sugar); and

·	in the case of IPOXYN, hemoglobin as modified by carbohydrate chemistry to deliver oxygen to cells in hypoxic condition.

We use naturally occurring, readily-available plant materials as starting material to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are then formulated into acceptable pharmaceutical formulations.  Using these novel carbohydrate-based candidate compounds that largely bind and inhibit enzymes, we are undertaking the focused pursuit of developing therapies for metabolic diseases like diabetes and other serious diseases in which enzymes have a demonstrated role in causing the disease.

Our management team, including most notably our Board Chairman and former Chief Executive Officer David Platt, Ph.D., has played a leading role in the development of complex carbohydrate science and a pipeline of carbohydrate-based therapeutics to address a variety of unmet medical needs.  We believe this expertise is particularly valuable as we progress the clinical development of our products and work to expand market awareness and sales of SUGARDOWN®.

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

BTI-320 is intended to reduce the amount of glucose available for absorption into the bloodstream.  Most anti-diabetes drugs, also called hypoglycemic drugs, force blood sugar levels down systemically by targeting organs such as the pancreas and the body’s cells, increasing the risk of side effects as has been evidenced in recent FDA findings.  In contrast, BTI-320 targets enzymes in the mouth and small intestine to reduce the uptake of glucose during the digestion of carbohydrate foods.  We believe this preemptive, non-systemic approach to blood sugar management provides for a broader safety profile.  The BTI-320 profile is enhanced due to its GRAS (Generally Regarded as Safe) classification.  SUGARDOWN® has a similar mechanism of action.

In February 2013, we reported positive results from a Phase II clinical study conducted at Dartmouth-Hitchcock Medical Center that evaluated the safety and efficacy of BTI-320.  The study evaluated BTI-320 in 24 patients with Type 2 diabetes between the ages of 18 and 75 with a body mass index (BMI) of 25-40 kg/m2 and with a HbA1c (a lab test that shows the average level of blood glucose over the previous three months) of less than or equal to 9 percent.  The primary endpoint of this study was to demonstrate a reduction of incremental area under the curve (AUC) of post-meal blood glucose by 20%.

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

In October 2014, we reported results from a Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates.  The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months.  The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design.  Of the 23 patients that completed the trial, 15 patients did not demonstrate a measurable response by a significant reduction from normal to the rice test meal.  The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels.  Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial.  The results of the trial showed BTI-320 as safe and well tolerated, with no serious adverse events reported and provided information on different patient populations to be used to design the appropriate designed protocols for future clinical trials.

IPOXYN and OXYFEX

IPOXYN is a carbohydrate-based, injectible intravenous solution that can potentially prevent hypoxic condition and cell death, and treat these hypoxic conditions such as diabetic foot ulcers and other vascular complications of diabetes. IPOXYN, a blood substitute, has a very broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia.  In addition, since donated human blood needs refrigeration and has a shelf life of less than one month, IPOXYN can serve as an adjunct to or replacement for donated blood in trauma and surgery cases when there are human blood supply deficiencies.

Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function. As evidenced by the well-established record of data relating to similar products, the IPOXYN carbohydrate molecule contains oxygen rechargeable iron which picks up oxygen in the lungs, is 5,000 times smaller than a red blood cell (or RBC), and can reach hypoxic tissue more effectively than RBCs. IPOXYN is stable at room temperature, has a three year shelf life and requires no blood type matching. We plan to introduce this product in clinical trials for hypoxic medical conditions.

Our pharmaceutical agents are intended for intravenous administration into the circulatory system to target acute and late stage diseases that, we believe, have a great unmet medical need. Acute hypoxic conditions, which we intend to treat with IPOXYN, result from a lack of oxygen supply to living cells. Hypoxia will lead to ischemia, inflammation and the death of living cells. Ischemia is a restriction in blood supply, generally due to factors in the blood vessels, with resultant damage or dysfunction of tissue. Diabetic foot ulcer, which occurs in 15% of patients with diabetes and precedes more than 80% of all lower leg amputations, is one of the major complications of diabetes mellitus. Two major risk factors that cause diabetic foot ulcer are diabetic neuropathy and micro/macro ischemia. Increases in mortality among diabetic patients observed over the past 20 years are considered to be due to the development of macro and micro vascular complications including the failure of the wound healing process. A failure of effective treatment of wounds in this population can often lead to infection, tissue death and amputation of the lower leg and foot as the only treatment option. We believe that IPOXYN represents a potentially effective treatment for lower limb complications of diabetes.

We are also developing OXYFEX, a veterinary analog to IPOXYN. We are unaware of any drug currently on the market for animals that can deliver oxygen, and there is only limited “blood banking” for animals despite a constant need. OXYFEX™ can serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

IPOXYN and OXYFEX consist of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support. We have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN. We are in the process of developing IPOXYN for pre-clinical studies, in order to conduct clinical trials and to file applications with the FDA as applicable. We expect to file an IND application with the FDA in 2017, provided we obtain adequate funding. We expect to have access to the pilot-scale manufacturing facility of a third party with adequate capacity to produce IPOXYN for clinical trials and market introduction.

We have access, subject to adequate funding, to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient quantities of IPOXYN to complete pre-clinical pharmacokinetic, safety and efficacy studies in support of an investigative new drug (IND) filing in the United States in 2017. The primary raw material for IPOXYN is extracted from controlled sourced bovine blood which can be obtained from multiple sources at commodity prices under Good Manufacturing Practice (GMP). There are numerous facilities capable of processing source verified red blood cell extract. We expect to put in place agreements for obtaining and processing these materials upon funding.

Drug Development Status

BTI-320 is our lead product candidate and is currently in Phase II clinical development. We have not initiated any trials or filed any applications with the United States Food and Drug Administration (or FDA) for IPOXYN. Following Phase II clinical trial results reported in 2013 and the Phase IIb clinical trial concluded in October 2014, the FDA accepted the Investigational New Drug Application (or IND) We proposed for BTI-320 to treat Type 2 diabetes and weight management.  Joslin Diabetes Center in Boston will serve as the lead clinic for the multi-center, multi-country trial that may commence in 2016 subject to use receiving adequate funding. The trial may enroll up to 360 patients in the 24 week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms.  One of the primary endpoints  of efficacy of the trial is the mean change in HbA1c levels from baseline at 24 weeks.  This is anticipated to be conducted at a number of international centers located in the U.S., Europe, Asia and Australia. Development of IPOXYN is in the pre-clinical planning stage and further development is on hold pending the securing of adequate funding.

BTI-320

In March 2014, following the successful results of the Dartmouth study, we received and additional Institutional Review Board (IRB) approval to initiate a clinical study of BTI-320 in the United States.  In October 2014, we completed a Phase II trial in the United States and we are currently delaying any additional Phase II trial efforts in France due to enrollment performance issues and lack of resources to support the effort..  These trials were designed to add CGM (continuous glucose monitoring) and better define PPG effects that support the results from our Dartmouth study for BTI-320. In the Dartmouth study, BTI-320 was well tolerated in patients taking various anti-diabetic agents, including Metformin.  The recent additional clinical trial in the U.S. showed BTI-320 was safe and well tolerated with no serious adverse events reported. The FDA has accepted an IND which was filed for BTI-320 to treat Type 2 Diabetes and weight management.  Subject to adequate funding, we tentatively are planning to commence additional clinical trials in 2016 for BTI-320.

IPOXYN

We believe IPOXYN is a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN can alleviate acute deficiency of oxygen and avert further life threatening complications and muscle and tissue death which can result from a sustained deficiency of oxygen. Our belief about the safety and efficacy of IPOXYN is based on preliminary good laboratory practices (GLP) testing of a material that is bio-similar to IPOXYN, where it was found that such bio-similar formulation had no material toxicity on a small group of animals. We understand that this testing of GLP produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans. However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN could become a significant new management tool to moderate the inconsistencies of RBC transfusion.

In addition to the expansive and broad application development in the field of human medical management, we envision a sizable market in the veterinary field and expect to make a registration filing for this market as soon as we can complete pre-clinical safety and efficacy studies. Clinical safety and efficacy studies under Good Manufacturing Practices have not yet been initiated.

Preliminary data from animal testing conducted by third parties suggests successful use of OXYFEX in hypoxia and critical anemic situations, where hypoxic conditions were critical to animal survival. Early experiments with dogs suggest intervention with OXYFEX will significantly improve survival in induced canine anemia models. This veterinary treatment of signs and symptom of canine anemia will be our first target for seeking early regulatory approval in the European Union. As there is substantial commonality between the metabolic functions of humans and other mammals, animal testing becomes a starting point for many clinical development programs that can directly translate into clinical development programs for humans. The third party testing described here was conducted by a company that developed a bio-similar product to OXTFEX. Testing included repeated intravenous infusions of the product in dogs that was reported in well documented literature and regulatory filings, and the testing did not result in reported mortality/morbidity of the subject animals. Reports concerning anemic dogs infused with the bio-similar product showed increased plasma hemoglobin levels resulting in an increase of the oxygen carrying capacity of the treated animals. We have no agreements with the third party that conducted these toxicity tests, or its successors. No further development work has been conducted on IPOXYN pending securing adequate funding and finalizing strategy as to the best development plan.

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

Hypoxia

Development of IPOXYN is in the pre-clinical stage and no work has been done to date due to the lack of funding. Our injectable drug candidate, IPOXYN, will potentially compete with existing therapies for the treatment of hypoxia or anti-necrosis that according to Global Industry Analysts, Inc. has a global market opportunity of $1 billion. Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function. The standard therapy for acute anemia resulting from blood loss is infusion of RBCs mainly from supplies of donated blood. For prophylactic or long-term treatment of anticipated or chronic anemia, medications that stimulate the creation of new RBCs are frequently used.

Presently, there is no substitute for human red blood cells to deliver oxygen to the body; and transfusions involve certain risks and limitations. The standard therapy for reversing hypoxia is blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine or hyperbaric oxygen therapy (HBOT) is a medical term for using oxygen at a level higher than atmospheric pressure. The HBOT treatment can only be done at a medical facility and each session can cost from $200 to more than $1,000. For decades, oxygen carriers have been developed for perfusion and oxygenation of ischemic tissue; none have yet succeeded in becoming an artificial blood component or blood substitute. These products were either blood-derived elements, synthetic perfluorocarbons, or red blood cell modifiers. According to a Brown University study, there is a global shortage of transfusion suitable blood of 110 million units, and the need for blood is rising 6-7% annually.  IPOXYN, a blood substitute, has a broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia.

Veterinary Market

Development of OXYFEX™ is in the pre-clinical stage and no work has been done to date due to the lack of funding. We plan to commence marketing OXYFEX™ for veterinary applications, which we view as a potentially lucrative market, once we receive the necessary approvals in the U.S. and globally. As of now, no development work has been conducted on OXYFEX pending securing adequate funding and finalizing strategy as to the development plan. We estimate that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. We believe that the average veterinary practice treats only a small percentage of canine anemia cases with red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, dietary supplements or inspired oxygen.

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

Currently we are not developing IPOXYN pending securing adequate financing and finalizing strategy as to the best development plan. We may also develop IPOXYN, an injectable drug candidate for prevention of necrosis and treatment of hypoxia.  IPOXYN is a polysaccharide based therapeutic agent using proprietary processes and patented technology. Our IPOXYN drug consists of a stabilized polysaccharide composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

According to Global Industry Analysts, Inc., the global market opportunity for anti-hypoxia or anti-necrosis technology is $1 billion. Early entry global markets include the following:

·	Military
·	Asia (replace Hepatitis C contaminated blood products)
·	Africa (AIDS contaminated blood)
·	Newborns
·	Trauma
·	Lower Limb Ischemia and other vascular complications of diabetes

BTI-320

Overview

BTI-320 is our lead product candidate and is currently in Phase II clinical development. Subject to us obtaining adequate funding, we expect to begin additional clinical trials in 2016.

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

Status of Development of BTI-320

BTI-320 is fully developed as a drug candidate.  In October 2011, we announced the initiation of our clinical trial at Dartmouth-Hitchcock Medical Center in New Hampshire to evaluate the safety and efficacy of BTI-320 when added to oral agents or insulin regimen in patients with Type 2 Diabetes Mellitus. In July 2012, we announced the completion of patient enrollment. In February 2013, we announced that BTI-320 reduced the elevation of post-meal blood sugar by forty percent with no serious adverse events. The study evaluated BTI-320 in 24 patients with Type 2 diabetes between the ages of 18 and 75 with a body mass index (BMI) of 25-40 kg/m2 and with HbA1c of less than or equal to nine percent. HbA1c is a lab test that indicates the average level of blood sugar (glucose) over the previous three months.

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

In October 2014, we reported results from a Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates.  The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months.  The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design.  Of the 23 patients that completed the trial, 15 patients did not yield measurement differences from normal to the rice test meal.  The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels.  Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial.  The results of the trial showed BTI-320 as safe and well tolerated, with no servious adverse events reported and provided information on different patient populations to be used to design the proper protocols for future clinical trials.

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

IPOXYN and OXYFEX™

Development of IPOXYN is in the pre-clinical stage and no work has been done to date due to the lack of funding. IPOXYN is designed for delivery as an intravenous solution, with the expectation that it can replenish an inadequate supply of oxygen and support various metabolic functions in the body in a manner and with effects similar to those resulting from the infusion of available RBCs - and without the limitations of compatibility, availability, short shelf life, volume and logistical challenges commonly associated with transfusions of whole blood and packed red blood cells. Other intravenous fluids commonly used in emergency trauma to restore blood volume, such as Ringer’s lactate or saline, are not designed to and do not effectively carry oxygen. We have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN. IPOXYN will not be ready for commercialization until these steps are completed. Preclinical animal study results for IPOXYN were presented at the XIII International Symposium on Blood Substitutes and Oxygen Therapeutics in July 2011.

Upon securing adequate funding, we plan to introduce this investigational product in clinical trials for hypoxic medical conditions. Hypoxia promotes resistance to conventional treatments, as well as treatments for other diseases. IPOXYN has the potential to greatly improve survival of patients in multiple indications in which hypoxia is a factor. Hypoxia is a condition in which cells lack sufficient oxygen supply to support normal metabolic functions. It is widely known through research that lack of oxygen will result in a cascade of biochemical reactions which promote resistance to many helpful therapeutic substances and which interfere with the body’s own repair mechanisms. Antibiotics for the treatment of infection are less effective when hypoxic conditions are involved. Similarly, hypoxic cancer cells are resistant to chemotherapy treatments; most chemotherapy drugs rely on rapid cell division which requires normal oxygenation of cells, but in a hypoxic condition, cells proliferate by other pathways and therefore resist many chemotherapy treatments.

Another unmet clinical need is in various acute ischemic conditions, where hypoxia can develop from a local restriction of constrained blood vessels, or poor and compromised flow which leads to insufficient supply of oxygen by otherwise well-oxygenated and distributed RBCs, e.g. cerebral ischemia, ischemic heart disease and intrauterine hypoxia which is an unchallenged cause of perinatal death. In these cases IPOXYN, as a rechargeable soluble oxygen delivery agent, may not be restrained whereas well-oxygenated RBCs may be prevented due to size from free flow and distribution and thus the delivery of oxygen. RBCs are large biological structures compared to the size of IPOXYN, which is a modified single-protein function oxygen carrier. In ischemic and hypoxic conditions, RBCs may not be able to penetrate the small vessels which have lost their ability to permit RBC distribution and thus oxygen delivery. Due to its small molecular size, IPOXYN can carry and distribute oxygen widely without risk of clot formation and flow stoppage.

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

When compared to RBC transfusion, we believe IPOXYN will have the following advantages:

·	Availability: readily available, with at least two year shelf-life (much longer than the five week plus shelf life for RBCs) and easier to perfuse.

·	Stability: stored at room temperature for years while maintaining its full capacity for oxygen delivery and release and logistical convenience.

·	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.

·	Compatibility: safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.

·	Critical care: IPOXYN can be safely applied outside the hospital to treat or prevent ischemic conditions in cases like shock and trauma, heart attack or stroke where low flow or suspended local flow are disrupted. A readily available infusion package makes it a straightforward tool for emergency medical teams to use on site in order to save a patient’s life, when time is of the essence for survival.

·	Molecular structure: Chemically, IPOXYN features a small molecular size compared to RBCs, so it possesses better flow characteristics and circumvents constricted and partially occluded vessels that restrict flow of RBCs and thus the supply of oxygen to tissues and organs.

·	Oxygenation: Due to its high solubility, it has high capacity and faster exchange of oxygen in tissues, as well as facilitating the release of oxygen from RBCs for overall unparalled efficiency.

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

Status of Development of SUGARDOWN®

We completed development of SUGARDOWN® as an over the counter (OTC) dietary supplement. We filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN®, which describes the proposed mechanism of action of SUGARDOWN® in reducing post-meal elevation of glucose in the blood. We have submitted thirty structural and functional claims with the FDA. We currently have strategically filed national stage patent applications pending that are directed to the Composition of purified mannanns, which are utilized in the formulation of SUGARDOWN®. We have also received a registered mark for SUGARDOWN®. General Product Liability Insurance for SUGARDOWN® has been in effect since April 2010. On January 24, 2012, we announced the clinical test results in healthy volunteers performed at the Sydney University Glycemic Institute for Research with SUGARDOWN®. On January 28, 2013, we announced the final results of the study conducted at the University of Sydney that showed the post- meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® tablets prior to a high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61% in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 25.5% reduction in the post-meal iAUC for glucose and a 20% reduction in post-meal insulin response for the 10 volunteers in the study. No severe adverse effects were reported or observed during the study.

Licensing Agreement with Advance Pharmaceutical Company

On June 24, 2011, we entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company and a significant stockholder of ours.

Under terms of the Agreement, we will manufacture and supply product in bulk for Advance Pharmaceutical. Advance Pharmaceutical may be responsible for the packaging, marketing and distribution of SUGARDOWN™ in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to expand their marketing agreement to include Japan.  Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by us. The Agreement provides that Advance Pharmaceutical will pay royalties to us for SUGARDOWN™ and related products developed by us and a reduced royalty rate for products based on our intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2015 and 2014 were approximately $70,000 and $182,000, respectively.

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

To date, our marketing plan for SUGARDOWN® has been to out-license marketing rights to strategic partners in their jurisdictions of expertise. In June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd., our Hong Kong-based strategic partner that is also a significant stockholder of ours, to develop markets for SUGARDOWN® in Hong Kong, China and Macau. (See licensing partnership above)

On May 14, 2014, we entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products.  Under the terms of the agreement, we granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement.  Benchworks was responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials.  The agreement defined certain minimum net sales levels that Benchworks was to achieve to maintain exclusivity. The agreement called for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million. This agreement was terminated in July 2015.  We have initiated some limited new approaches to selling SUGARDOWN® in North America and have begun a limited sales and marketing campaign in markets in the New England and Florida areas. We have begun radio advertising in these markets as well as defined enhancements with our social media outlets.

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

Overview of Hypoxia

Hypoxic conditions are detrimental to maintaining normal functionality in all living tissues. In mammals, red blood cells (RBCs) deliver oxygen throughout the body using red blood cell contained (RBC) hemoglobin, a protein responsible for carrying and releasing oxygen to the body’s tissues. Under normal conditions, approximately 98% of oxygen is delivered by hemoglobin in the RBCs, while less than two percent is dissolved in the plasma, the fluid part of the blood.

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

Business Strategy

Our business strategy primarily consists of the following:

·	to advance our leading clinical stage drug candidates, BTI-320 and IPOXYN, through staged regulatory approvals in the United States and the European Union and, if successful, to commercialize BTI-320 and IPOXYN either on our own or with one or more strategic partners in the U.S. and/or outside of the U.S.; and

·	to drive brand awareness and increase sales of SUGARDOWN® in North America and globally in 2016 and beyond and to further study the potential beneficial characteristics of SUGARDOWN®.

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

Key Strengths

We believe that our key differentiating elements include:

·	Focus on novel therapeutic opportunities provided by carbohydrates: We are focused on development of carbohydrate-based compounds to better manage blood glucose and anti-necrosis or hypoxia therapeutics. As a result of its structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins. Carbohydrate-based therapeutics have proven to be efficacious and safe, while elimination many common side effects from other types of drugs.

·	Experienced management: Our Chairman and former Chief Executive Officer, David Platt, Ph.D., is a chemical engineer, a pioneer in designing drugs made from carbohydrates, and has more than 30 years of experience in the development of therapeutic drugs. He is the inventor or co-inventor on a number of patents. He has been involved in the FDA approval process for several drugs, and we anticipate that his expertise will be critical as we develop our product candidates through clinical trials and FDA approval process. We are the third company founded by Dr. Platt. The first two are International Gene Group, which later became Prospect Therapeutics, and is now known as LaJolla Pharmaceuticals (Nasdaq: LJPC), and Pro-Pharmaceuticals (now Galectin Therapeutics) (Nasdaq: GALT). LJPC is applying its carbohydrate-based technologies in cancer and chronic kidney disease and GALT is focused on liver fibrosis and cancer. Their core technologies were either developed or co-developed by Dr. Platt. Our Chairman and former Chief Executive Officer, David Platt, has been a leading pioneer in the area of complex carbohydrates for over 30 years and has significant experience developing pharmaceutical drug candidates. Furthermore, we assembled a scientific advisory board consisting of scientists with both academic and corporate research and development experience that will provide leadership and counsel in the scientific, technological and regulatory aspects of our current and future projects. In addition, we have assembled a medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the carbohydrate and diabetes fields. While Dr. Platt resigned as our Chief Executive Officer in March 2016, he remains our Board Chairman and is active with the Company.

·	Products are differentiated and address significant unmet needs: Both of our lead product candidates, BTI-320 and IPOXYN, are well-differentiated diabetes-related formulations that address significant unmet medical needs. Diabetes management, including sugar management and treatment of inflammatory diseases, remains a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current diabetes-related therapies and the growing population of affected individuals.

·	A multiple product portfolio with a balanced risk reward profile: We have two lead product candidates and a dietary supplement product currently generating revenue with what we believe are significant growth prospects. We have also begun to develop a pipeline of additional carbohydrate-based therapeutics. Accordingly, we believe that the revenues we generate from our advanced products and drug candidates will offset costs related to developing our existing and future pipeline.

·	Efficient development strategy: We believe that the FDA’s 505(b)(2) regulatory pathway for IPOXYN and its veterinary analog, OXYFEX, lowers the risk of drug development of these drug candidates. Our strategy of combining these drugs, once approved, with novel delivery methods and pharmaceutical compositions is expected to significantly reduce clinical development time and costs and lowers regulatory risks, while delivering valuable products in areas of high unmet need to the market place.

Subsidiaries

We currently have no subsidiaries.

Employees

The Company laid off its remaining employees on September 1, 2015, except for Dr. David Platt who remained in an unpaid position as our Chief Executive Officer and Chief Financial Officer. Dr. Platt resigned his positions as Chief Executive Officer and Chief Financial Officer on March 16, 2016 and was replaced by Conroy Chi-Heng Cheng who is also a member of the Company’s Board of Directors. Mr. Cheng is unpaid. No current employees have written employment agreement with the Company.

Facilities

We lease office space at 233 Needham Street, Newton MA 02464 under a 6 month lease that expires March 31, 2016.  The lease was to automatically renew for an additional 6 months if not cancelled at least 60 days prior to its expiration. We agreed with the landlord to extend the lease for an additional 4 months through July 31, 2016.  At that point, the lease will end with no further obligation.  We also leased an office located at 1750 Elm Street, Suite 103, Manchester, NH 03104. The Company abandoned the Manchester NH lease in October of 2015 and did not make any payments under the lease since August 2015.  In March 2016, the Company and the landlord agreed to settle the remaining lease obligation for a one-time payment of $152,000, which is included in accrued expense and other current liabilities on the balance sheet. The Company has no future obligation under the lease.

Manufacturing

We currently contract with a third-party to manufacture BTI-320 and SUGARDOWN® in the United States at a Good Manufacturing Practices (GMP) compliant facility. We are evaluating whether to gain access to a pilot-scale manufacturing facility with adequate capacity to produce IPOXYN for clinical trials and market introduction following FDA/European Medicines Evaluation Agency (EMEA) approval, but no agreement for such access is currently in place. We intend to only utilize manufacturing facilities that we believe are fully compliant with GMP as required by the regulatory authorities in Europe or the United States.

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

Lack of Major Customers

To date we have had limited sales of our products and have one significant customer, Advance Pharmaceutical Co. Ltd., a Hong Kong-based pharmaceutical company, a significant stockholder of ours, for distribution of SUGARDOWN® in Hong Kong, China and Macau.  These authorized territories were recently expanded to include Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei, Cambodia and Japan. One of our directors and interim CEO and CFO, Conroy Chi-Heng Cheng, is also a director of Advance Pharmaceutical Co. Ltd. In May 2014, we entered into a strategic marketing agreement with Benchworks SD, LLC, a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America.  There were no significant sales generated through the Benchworks agreement during the year ended December 31, 2015.  This agreement was terminated in July 2015.

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

We have incurred losses totaling $14.5 million from August 24, 2009 (inception) through December 31, 2015.  As of December 31, 2015, we had approximately $41,000 of cash on hand.  The report of our independent registered public accountants as of and for the year ended December 31, 2015, contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. The Company has received ongoing funding of $1,602,000 through March 12, 2016 through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2016 as a result of this funding and proper cash management. The Company has entered into an advisory agreement with Maxim Group LLC, an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

To stay in business, we will need to raise substantial additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We anticipate that our expenses will increase substantially as we:

·	conduct additional Phase II and Phase III clinical trials of, and further advance, our lead drug candidate BTI-320 and potentially initiate pre-clinical and clinical trials for IPOXYN;

·	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutics;

·	seek to discover and develop additional drug candidates;

·	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

·	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and

·	maintain, expand and protect our intellectual property portfolio.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

·	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

·	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

·	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

·	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

·	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

·	we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

·	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

·	the cost of clinical trials of our drug candidates may be greater than we anticipate;

·	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;

·	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and

·	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

·	be delayed in obtaining marketing approval for our drug candidates;

·	not obtain marketing approval at all, which would seriously impair our viability;

·	obtain marketing approval in some countries and not in others;

·	obtain approval for indications or patient populations that are not as broad as we intend or desire;

·	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

·	be subject to additional post-marketing testing requirements; or

·	have the product removed from the market after obtaining marketing approval.

We are planning to continue Phase II clinical trials and initiate Phase III clinical trials for BTI-320. In addition, subject to securing adequate funding, we could potentially initiate pre-clinical studies of IPOXYN.  However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for any of our drug candidates. The results of our clinical trials could yield negative or ambiguous results. Since BTI-320 and IPOXYN are our most advanced drug candidates, such results could adversely affect future development plans, collaborations and our stock price.

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

Patient enrollment is affected by other factors including:

· the severity of the disease under investigation;
 · the patient eligibility criteria for the study in question;
 · the perceived risks and benefits of the drug candidate under study;
 · the efforts to facilitate timely enrollment in clinical trials;
 · our payments for conducting clinical trials;
 · the patient referral practices of physicians;
 · the ability to monitor patients adequately during and after treatment; and
 · the proximity and availability of clinical trial sites for prospective patients.

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

Even if any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current diabetes are well established in the medical community, and physicians may continue to rely on these treatments.  In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our drug candidates.  If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.  The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

·	their efficacy, safety and other potential advantages compared to alternative treatments;

·	our ability to offer them for sale at competitive prices;

·	their convenience and ease of administration compared to alternative treatments;

·	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

·	the strength of marketing and distribution support;

·	the availability of third-party coverage and adequate reimbursement for our drug candidates;

·	the prevalence and severity of their side effects;

·	any restrictions on the use of our products together with other medications;

·	interactions of our products with other medicines patients are taking; and

·	inability of certain types of patients to take our products.

If we are unable to address and overcome these and similar concerns, our business and results of operations could be substantially harmed.

If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of our products. To achieve commercial success for any product for which we obtain marketing approval, we will need to successfully establish and maintain relationships with third parties to perform sales and marketing functions, such as Advance Pharmaceutical.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

· our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

· the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;

· the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

· unforeseen costs and expenses associated with creating an independent sales and marketing organization;

· inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies; and

· inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

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

During the years ended December 31, 2015 and 2014, all of our revenue was generated by sales of our SUGARDOWN® product.  Advance Pharmaceutical Company, Ltd., a related party, accounted for 71% and 91%, respectively for the years ended December 31, 2015 and 2014. If we are unable to expand our customer base through our new marketing efforts, and we are not able to secure additional business from our existing customer or our sales to this customer decline, our reliance on a limited number of customers may have a material adverse effect on our business, result of operations, financial condition or liquidity.  Furthermore, if we are unable to commercialize any of our pharmaceutical drug candidates, our reliance on a single product may have a material adverse effect on our business, result of operations, financial condition or liquidity.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific and clinical team, including Dr. David Platt, our Chairman and former Chief Executive Officer. We have not entered into employment agreements with our executive officers and employees and each of them may terminate their employment with us at any time. We maintain “key person” insurance for Dr. Platt, although such insurance policy may not adequately compensate us for the loss of his services.

The loss of the services of our executive officers or other key employees or key members of our scientific or medical advisory boards, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely and expect to continue to rely to a significant degree on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited. While Dr. Platt resigned as our Chief Executive Officer in March 2016, he remains our Board Chairman and is active with the Company.

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

In addition, we have limited experience in marketing, sales or distribution. We currently have an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, China and Macau for SUGARDOWN®.   In November 2014, we agreed to expand this marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to expand their marketing agreement to include Japan.  In May 2014, we entered into a strategic marketing agreement with Benchworks SD, LLC, (Benchworks) a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America. This agreement was terminated in July 2015. If we develop additional commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products and we may need to rely on additional third parties to market our products.

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

We have entered into agreements with commercial partners to engage in sales, marketing and distribution efforts around our products in development. We may be unable to maintain these third-party relationships, or establish new relationships, on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into or maintain relationships with third parties for the sales and marketing of our proposed products, we will need to develop our own sales and marketing capabilities.  Furthermore, even if engaged, these distributors may:

·	fail to satisfy financial or contractual obligations to us;

·	fail to adequately market our products;

·	cease operations with little or no notice to us; or

·	offer, design, manufacture or promote competing formulations or products.

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

Development and protection of our intellectual property are critical to our business. All of our intellectual property has been invented and/or developed or co-developed by our former CEO, Dr. David Platt. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

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

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

·	any adverse results or delays in commencement or completion of our planned clinical trials for BTI-320 or IPOXYN;

·	changes in laws or regulations applicable to SUGARDOWN®, BTI-320 or IPOXYN or any future product candidates, including but not limited to clinical trial requirements for approvals;

·	unanticipated serious safety concerns related to the use of SUGARDOWN®, BTI-320 or IPOXYN or any future product candidates;

·	a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

·	our inability to obtain adequate product supply for SUGARDOWN®, BTI-320 or IPOXYN or any future product candidate, or the inability to do so at acceptable prices;

·	adverse regulatory decisions;

·	the introduction of new products or technologies offered by us or our competitors;

·	the effectiveness of our or our potential partners' commercialization efforts;

·	the inability to effectively manage our growth;

·	actual or anticipated variations in quarterly operating results;

·	our failure to meet or exceed the estimates and projections of the investment community;

·	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

·	the overall performance of the U.S. equity markets and general political and economic conditions;

·	developments concerning our sources of manufacturing supply and any commercialization partners;

·	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

·	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

·	additions or departures of key scientific or other consultants or management personnel;

·	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

·	sales of our common stock by our stockholders in the future;

·	significant lawsuits, including patent or stockholder litigation;

·	changes in the market valuations of similar companies;

·	the trading volume of our common stock;

·	effects of natural or man-made catastrophic events or other business interruptions; and

·	other events or factors, many of which are beyond our control.

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

As of December 31, 2015, we had issued and outstanding (i) 39,319,507 shares of common stock, (ii) warrants issued to the investors in our 2013 private placement collectively exercisable for 8,829,484 shares of common stock (the “Investor Warrants”),  (iii) warrants issued to the placement agent for our 2013 private placement exercisable for 1,716,849 shares of common stock (the "Placement Agent Warrants"), (iv) other warrants exercisable for 1,878,336 shares of common stock, and (v) outstanding stock options exercisable for 6,289,000 shares of common stock.  These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or other applicable exemption.  We believe that our stockholders are currently entitled to sell our shares pursuant to Rule 144 to the extent they satisfy the conditions thereunder.  An aggregate of 17,659,007 shares of outstanding common stock and 8,829,484 shares of common stock issuable upon exercise of outstanding Investor Warrants are registered for resale.  The market price of our capital stock could drop significantly if the holders of the shares being registered hereunder sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock.  These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

The right of the investors in our recent convertible debt financings to potentially receive additional shares of our common stock could have a negative impact on our common stock price and could impair our ability to raise capital.

Pursuant to the terms of our fixed price convertible note financings with a related party and significant stockholder, we may potentially be required to issue additional shares of common stock to such investor causing dilution to existing shareholders. Moreover, the existence of these rights could materially impair our ability to obtain financing, which would have a material adverse effect on our business and viability.

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

Collectively, our officers, our directors and five significant stockholders own or exercise voting and investment control of approximately 67.7% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving our company, including:

·	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

·	any determinations with respect to mergers or other business combinations;

·	our acquisition or disposition of assets; and

·	our corporate financing activities.

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

Item 2.  Properties.

We currently do not own any real property. We lease office space at 233 Needham Street, Newton MA 02464 under a 6 month lease that expires March 31, 2016. The current monthly lease is $1,650. The lease was to automatically renew for an additional 6 months if not cancelled at least 60 days prior to its expiration. We agreed with the landlord to extend the lease for an additional 4 months through July 31, 2016. At that point, the lease will end with no further obligation. We also leased an office located at 1750 Elm Street, Suite 103, Manchester, NH 03104. The Company abandoned the Manchester NH lease in October of 2015 and did not make any payments under the lease since August 2015.  In March 2016, the Company and the landlord agreed to settle the remaining lease obligation for a one-time payment of $152,000, which is included in accrued expense and other current liabilities on the balance sheet. The Company has no future obligation under the lease.

Item 3.  Legal Proceedings.

Arbitration Involving our former CEO

On October 12, 2012, Dr. David Platt, our Chairman and former Chief Executive Officer, commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Thomas McGauley, who in their capacities as the Chief Executive Officer and former Chief Financial Officer of Galectin Therapeutics Inc., or Galectin, respectively, can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in a previous arbitration proceeding between Dr. Platt and Galectin regarding payment of a $1.0 million separation payment under Dr. Platt’s separation agreement, and other unspecified “wages.” The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Court’s order allowing the defendants’ motion to dismiss, which was denied.

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

Lawsuit Involving our Company and our former CEO

On March 12, 2014, a complaint against us and our former Chief Executive Officer and Chairman, David Platt, was filed in Middlesex Superior Court in Massachusetts by Eliezer Zomer. Mr. Zomer alleged that we and Dr. Platt had refused to deliver 400,000 shares of our common stock that Mr. Zomer believes are owed to him, and seeks delivery of the shares and damages.  In August 2014, the Middlesex Superior Court dismissed Mr. Zomer’s complaint for failure to proceed.

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

	Bid Prices ($)
2015 Fiscal Year	High	Low

March 31, 2015	$0.68	$0.14
June 30, 2015	$0.25	$0.11
September 30, 2015	$0.21	$0.08
December 31, 2015	$0.23	$0.03

2014 Fiscal Year

March 31, 2014	$1.67	$0.62
June 30, 2014	$0.78	$0.38
September 30, 2014	$0.63	$0.31
December 31, 2014	$0.80	$0.16

On March 28, 2016, the closing price for the common stock on the OTCBB was $0.12 per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC
One University Plaza Suite 505
Hackensack, NJ 07601
Phone:  201-820-2008
Fax:  201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2015 for our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	6,039,000	$0.37	11,363,880
Total	6,289,000		18,613,880

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

Holders

As of March 28, 2016, there were approximately 1,811 holders of record of our common stock.  The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we have not had any sales of unregistered securities that have not previously been reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Subsequent to the year ended December 31, 2015, the Company entered into an advisory agreement with Maxim Group LLC pursuant to which the Company agreed to issue 5,000,000 shares of common stock for services.

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

Overview

Boston Therapeutics, headquartered in Newton, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, South Korea, China and Macau.  In November 2014, we agreed to expand this marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan.  In May 2014, we entered into a strategic marketing agreement with Benchworks SD, LLC, (Benchworks) a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America. The contract with Benchworks was terminated in July 2015. The Company has begun a new marketing program in target markets in the Northeast and Florida. The Company has hired a consultant as a Sales person to implement an advertising program through radio and social media to help gain awareness of the SUGARDOWN® product.

Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2016 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations.

Results of Operations

Fiscal 2015 as compared to Fiscal 2014

Revenue

Revenue for fiscal 2015 was $98,941, a decrease of $100,641 as compared to revenue of $199,582 for fiscal 2014. The decrease was primarily the result of decreased shipments of SUGARDOWN® to Advance Pharmaceutical.

Gross Margin

Gross deficit for fiscal 2015 was ($141,529) as compared to gross margin of $23,753 for fiscal 2014.  The decrease is due to the reduction in revenue and continued fixed fulfillment charges during fiscal 2015. In addition, the Company increased its reserve for excess inventory by approximately $76,000 in 2015. The Company also disposed of approximately $44,000 of inventory that had passed its expiration date.

Research and Development

Research and development expense for fiscal 2015 was $352,788, a decrease of $1,079,881 as compared to $1,432,669 for fiscal 2014.  The decrease is primarily the result of the Company cutting back all expenses during 2015 due to cash flow. The Company significantly reduced research and development activities, including any clinical trials, during the first two quarters of 2015 before essentially ceasing all research and development activities during September of 2015 through the remainder of the year.

Sales and Marketing

Sales and marketing expense for fiscal 2015 was $31,260, a decrease of $289,093 as compared to $320,353 for fiscal 2014.  The Company significantly reduced all activities related to sales and marketing activities during the first two quarters of the year, including terminating the contract with its sales partner Benchworks in July. All sales and marketing activities ceased in September before starting up again in December with a new sales team put into place. The Company has begun a more aggressive marketing program in target markets in the Northeast and Florida. The Company has hired a consultant as a Sales person to implement an advertising program through radio and social media to help gain awareness of the SUGARDOWN® product.

General and Administrative

General and administrative expense for fiscal 2015 was $1,575,710, a decrease of $1,369,368 as compared to $2,945,078 for fiscal 2014.  Approximately $472,000 of the decrease is related to non-cash, stock-based compensation as stock awards were greatly reduced in 2015.  Consulting and professional services decreased approximately $510,000, primarily due to transitions in our business development, public relations and investor relations activities.  In addition, due to our cash flow situation we were forced to cut back on clinical trials which caused a sharp reduction in our legal fees and patent work. Payroll and payroll related expense decreased by approximately $310,000 due to salary decreases during the year and the eventual termination of all employees except for our former CEO in September, who remained unpaid through December 31, 2015.  We abandoned our leased facility in Manchester NH during October 2015. We settled the remaining liability under the lease with the landlord in March 2016.  As a result of the settlement, we accrued additional rent of approximately $126,000 on December 31, 2015. Other G&A expenses also decreased due to austerity measure implemented throughout the year as determined by our cash flow.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $40,995 and accounts payable and accrued expenses of $853,293. For the year ended December 31, 2015 the Company used $1,294,950 of cash in operations.

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN. The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2016 as a result of this funding and proper cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 18, 2016 (the "Dismissal Date"), Boston Therapeutics, Inc. (the "Company") advised RSM US LLP (formerly McGladrey LLP) (the "Former Auditor") that it was dismissed as the Company's independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company's independent registered public accounting firm was approved by the Company's Audit Committee.

During the years ended December 31, 2014 and 2013 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor's satisfaction, would have caused them to make reference thereto in their reports on the Company's financial statements for such years.

On January 18, 2016 (the "Engagement Date"), the Company engaged Liggett & Webb P.A. ("New Auditor") as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2015.  The decision to engage the New Auditor as the Company's independent registered public accounting firm was approved by the Company's Audit Committee.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our previous quarterly filing for the period ended September 30, 2015, there was a material weakness in the Company's internal control over financial reporting due to the fact that the Company experienced significant turnover in its accounting function, including the resignation of the Company's consulting Director of Finance during August 2015 and the retirement of the Company's former Chief Financial Officer on August 31, 2015.  While the Company hired a new consulting Director of Finance in August 2015, the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.

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

The Company's management, including the Company's interim CEO/CFO, does not expect that the Company's internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company's interim CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

Other than those discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant
The effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.
Item 9B.  Other Information.

Not applicable.
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

Name	Age	Position	Term as a Director
David Platt, Ph.D.	62	Chairman	August 2009 to Present
Dale H. Conaway, D.V.M.	61	Director	September 2009 to Present
Rom E. Eliaz, PhD., MBA	44	Director	September 2009 to Present
Henry J. Esber, Ph.D.	77	Director	December 2011 to Present
S. Colin Neill	69	Director	December 2013 to Present
Conroy Chi-Heng Cheng	37	Interim Chief Executive Officer and Director	December 2013 to Present
Jan Brinkman, M.D. Ph.D.	54	Director (resigned in February 2016)	September 2014 to February 2016
Alan M. Hoberman, Ph.D.	63	Director	September 2014 to Present

David Platt, Ph.D. is our former Chief Executive officer and Board Chairman. He served as our Chief Executive Officer from inception until March 15, 2016. He also served as our President from the inception of our company in August 2009 through November 2010. From 2001 to February 2009, Dr. Platt was Chief Executive Officer and Chairman of the Board of Directors of Pro-Pharmaceuticals, Inc., a public company with shares traded on the NYSE Alternext US (formerly the American Stock Exchange) that he co-founded and for which he was the co-developer of their core technology. From 1995 to 2000, Dr. Platt was Chief Executive Officer and Chairman of the Board of Directors of SafeScience Inc., a Nasdaq-listed company he founded. From 1992 to 1995, Dr. Platt was the Chief Executive Officer, Chairman of the Board and a founder of International Gene Group, Inc., the predecessor company to SafeScience. Dr. Platt received a Ph.D. in Chemistry in 1988 from Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Foundation (re-named Barbara Ann Karmanos Institute). From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan. Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry.  We believe that Dr. Platt is well qualified to serve as a member of our Board of Directors due to his expertise in complex carbohydrate chemistry, leadership and extensive management experience.

Dale H. Conaway, D.V.M., a Director of our company since September 2009. He is a Veterinary Medical Officer for the Office of Research Oversight, an office within the Veterans Health Administration under the U.S. Department of Veterans Affairs. He has held that position since 2001.  From 1998 to 2001, Dr. Conaway served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998, he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. From May 2001 to February 2009, Dr. Conaway was a director of Pro-Pharmaceuticals, Inc., a public company with shares traded on the NYSE Alternext US. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University.  We believe that Dr. Conaway is well qualified to serve as a member of our Board of Directors due to his expertise in drug testing and animal regulatory affairs.

Rom E. Eliaz, Ph.D., MBA, a Director of our company since September 2009, has over 20 years of pharmaceutical and biotechnology development experience as a scientist, entrepreneur, executive and venture capitalist. Dr Eliaz is currently the Chief Technology / Scientific Officer and VP global R&D of Albaad Ltd. Also he was the VP Project Leadership, Global R&D at Teva Pharmaceuticals 2012-2016. Dr. Eliaz has been the Chief Executive Officer of NasVax since October 2010. Prior to joining NasVax, Dr. Eliaz was the Chief Executive Officer of ImCure Therapeutics (previously JJ Pharma) and a Strategic Partner at The Colmen Group. Following an academic appointment as Assistant Professor at the University of California San Francisco, Dr. Eliaz held various management positions at Alza Corporation from 2001 to 2004. Following the acquisition of Alza by Johnson & Johnson in 2001, Dr. Eliaz managed Johnson & Johnson’s investment portfolio in various different pharmaceutical and biotechnology companies, brought to market several blockbuster drugs and advanced over 10 drug candidates from discovery research to clinical trials. Dr. Eliaz was Head of Product Development and Project Management at Rinat Neuroscience Corporation from 2004 to 2006, which was acquired by Pfizer in 2006. Dr. Eliaz was Vice President of Development and Project Management at Intradigm Corporation, which subsequently merged with Silence Therapeutics. Dr. Eliaz then founded Elrom Ventures Corp., a venture capital firm, in 2007, that specializes in the formation, financing and operational development of medical devices, green Technology and biotechnology-based companies.  Dr. Eliaz is the author or co-author of over 40 publications, mostly in the field of drug targeting, drug delivery and gene therapy, and is an inventor of several patents in these fields. Dr. Eliaz has made over 30 invited presentations and chaired many sessions at international scientific and business conferences and venues.  Dr. Eliaz conducted his Post-Doctoral work at the University of California San Francisco School Of Medicine and the School of Pharmacy, focusing in the areas of drug delivery, drug targeting, tissue engineering and gene therapy. Dr. Eliaz received his Ph.D. (cum laude) in Chemical Engineering and Biotechnology from the Weizmann Institute of Sciences and Ben-Gurion University. Dr. Eliaz also holds an M.Sc. (summa cum laude) in Chemical Engineering, and a B.Sc. in Chemical Engineering and Biotechnology, both from Ben-Gurion University. He earned an M.B.A. (cum laude) from Harvard Business School and the Boston University program at Ben Gurion University.

Henry J. Esber, Ph.D., a Director of our company since December 2011, has been a Principal in Esber D&D Consulting since 2005. He has been the Chairman of the Board for Innovus Pharmaceutical since 2013. From 2003 to 2005, Dr. Esber was a Senior Consultant, Business Development at Charles River Labs, Discovery and Development Services. From 2005 to 2006, Dr. Esber was a consultant and in 2006, he was Senior Vice President and Chief Business Officer for Bio-Quant, which he co-founded. Dr. Esber was also the co-founder of BioSignature Diagnostics, Inc. and Advanced Drug Delivery, Inc. From December 2009 to January 2013, Dr. Esber was a director of Apricus Biosciences, Inc., a public company with shares traded on the NASDAQ Capital Market. From April 2006 to February 2009, Dr. Esber was a director of Pro-Pharmaceuticals, Inc., a public company with shares traded on the NYSE Alternext US. He serves on the scientific advisory boards of several biotechnology companies and is the author of more than 130 technical publications. Dr. Esber has more than 35 years of experience in the areas of oncology/tumor immunology and immunotherapy as well as strong knowledge in the field of toxicology and regulatory affairs. Dr. Esber received a B.S. degree in biology/pre-med from the College of William and Mary, an M.S. degree in public health and parasitology from the University of North Carolina, and a Ph.D. in immunology/microbiology from West Virginia University Medical Center. Dr. Esber was previously a Director of our company from September 2009 through December 2010.  We believe that Dr. Esber is well qualified to serve as a member of our Board of Directors due to his extensive managerial experience in the pharmaceutical industry.

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

Conroy Chi-Heng Cheng, a Director of our company since December 2013. As of March 15, 2016, Mr Cheng is also our interim Chief Executive Officer and Chief Financial Officer. He also serves as the Chief Executive Officer of Net Plus Company Limited. He serves as an Executive Director of Net Plus Company Limited. He has been an Executive Director of New World Development Co. Ltd. since June 2010. He serves as a Director of Chow Tai Fook Enterprises Limited. He served as an Independent Non-executive Director of Hong Kong Energy Holdings Limited (alternate name JIC Technology Co. Ltd. & China Renewable Energy Investment Limited) from July 2002 to May 2007. Mr. Cheng has a Bachelor of Arts degree majoring in Economics from the University of Western Ontario, Ontario, Canada in 1999.  Mr. Cheng also serves as a director of Advance Pharmaceutical Company, Ltd., our marketing and distribution partner for sixteen countries in Asia.  We believe that Mr. Cheng is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience with business development.

Jan Brinkman, M.D., Ph.D., a Director of our company since September 2014, serves as the Junior Chair of the Family Committee of the Edmond De Rothschild Foundation.  Dr. Brinkman began his career at ABN Bank in 1985 and served as a member of the Biotechnology Business Strategies Committee with ABN-Amro Bank N.V. in London, New York and Hong Kong, reconciling global regulatory affairs.  In 1995 Dr. Brinkman served as Chair of the Structured Capital markets team creating the Bank’s advisory body for Corporate Finance and Investment in Healthcare Sector.  In 2005 he focused his financial expertise in biotech, becoming ABN-Amro’s liaison to Motorola Biochip, Harvard Medical, Merck, Serono, Teva, Bayer, Philips, Siemens, M.I.T. and the Mayo Foundation.  He is also an advisor to the Mayo Foundation Comprehensive Cancer Program.  Dr. Brinkman holds a M.D. degree from the Erasmus University of Rotterdam, the Netherlands, and a MBA in international finance from INSEAD/ABN-Amro, France/the Netherlands and a Ph.D. in mathematical physics from the University of Florence, Italy.  We believe that Dr. Brinkman is well qualified to serve as a member of our Board of Directors due to his extensive experience in the business and research arenas of the life sciences. Mr. Brinkman resigned from the Company’s Board of Directors in February, 2016.

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

Name	Age	Position	Term as an Officer
Conroy Chi-Heng Cheng	37	Interim Chief Executive Officer, Interim Chief Financial Officer, and Director	March 2016 to the Present

 Biographical information with respect to Mr. Cheng is set forth above.

Scientific Advisory Board

In 2013, we formally established a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas of medicine including diabetes and other diseases.  We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products. Our scientific advisory board is comprised of David Platt, Ph.D., our Chairman and former Chief Executive Officer, and Rom E. Eliaz (Chairman of the Scientific Advisory Board), Dale H. Conaway, D.V.M. and Henry J. Esber, Ph.D., each of whom is an independent director of our company, as well as the following individuals:

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

Board of Directors Independence

Our Board of Directors consists of eight members.  We currently have one vacancy on our Board as Jan Brinkman resigned in February 2016.We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Five of the seven members of the Board of Directors, Dale H. Conaway, Rom E. Eliaz, Henry J. Esber, S. Colin Neill and Alan M. Hoberman are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

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

Nominating and Corporate Governance Committee

Our Company’s Board of Directors has established a nominating and corporate governance committee, which members are comprised of Henry Esber, Dale Conaway, and Rom Eliaz, all of whom are independent directors. Mr. Esber acts as chairman of the nominating and corporate governance committee. The functions of the nominating and corporate governance committee include the following:

·	identifying and recommending to the Board of Directors individuals qualified to serve as members of our Board of Directors and on the committees of the Board;
·	advising the Board with respect to matters of Board composition, procedures and committees; and
·	developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management; and overseeing the annual evaluation of the Board and our management.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2015 (the “Audited Financial Statements”).

☐	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

☐
The Audit Committee discussed with Liggett & Webb, P.A. (“Liggett”), the Company’s independent registered public accounting firm for fiscal 2015, the matters required to be discussed by the Public Company Accounting Oversight Audit Committee in Rule 3200T;

☐
 The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Liggett its independence from the Company and its management: and

☐
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for filing with the U.S. Securities and Exchange Commission.

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

Summary Compensation Table

Name and Principal Position				Stock
	Year	Salary	Bonus	Awards (4)	Compensation

David Platt, Ph.D., Former Chief Executive	2015	$33,167	$-	$19,231	$52,398
Officer (1)	2014	$100,000	$-	$87,995	$187,995

Kenneth A. Tassey, Jr.	2015	$-	$-	$-	$-
President (2)	2014	$100,000	$-	$87,995	$187,995

Anthony Squeglia, Chief Financial	2015	$33,167	$-	$19,632	$52,799
Officer (3)	2014	$98,438	$-	$87,995	$186,433

(1)
Dr. Platt also served as Chief Financial Officer during the 2015 fiscal year after the resignation of Anthony Squeglia as Chief Financial Officer on September 1, 2015. Dr. Platt resigned both positions on March 15, 2016.

(2)
Mr. Tassey served as President until his resignation from our company on June 30, 2014.  Salary for 2014 includes $50,000 in severance paid to Mr. Tassey through December 31, 2014.  Mr. Tassey’s fully vested stock options granted in fiscal 2014 forfeited September 30, 2014 as they were not exercised by Mr. Tassey.

(3)
In January 2013, Mr. Squeglia was hired as the Vice President of Strategic Planning and became Chief Financial Officer on December 4, 2013. Mr. Squeglia’s fully vested stock options granted in fiscal 2015 forfeited December 1, 2015 as they were not exercised by Mr. Squeglia.

(4)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015 and 2014” below.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2015, certain information regarding grants of plan-based awards, or common stock options, to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2015 and 2014

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)

David Platt	Incentive Stock Option	03/25/15	03/25/15	-	150,000	$0.20	$19,231
Anthony Squeglia (4)	Incentive Stock Option	03/25/15	03/25/15	-	150,000	$0.18	$19,632

(1)
Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant. The stock options granted in 2015 carry an exercise price between $0.18 - $0.20 per share, the closing price of Boston Therapeutics, Inc.’s common stock on the grant date.

(2)
The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2015. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the accompanying Note 6 to Boston Therapeutics, Inc.’s audited financial statements for the year ended December 31, 2015.

(3)	Annual stock options were granted under our Amended and Restated 2010 Stock Plan (the "2010 Plan").

(4)
Mr. Squeglia’s fully vested stock options were forfeited December 1, 2015 as they were not exercised by Mr. Squeglia within the timeframe allotted by the stock option plan based on his resignation date.

Outstanding Equity Awards at December 31, 2015

The following table sets forth, as of December 31, 2015, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL-YEAR END TABLE

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

Option Exercises and Stock Vested in 2015

Our Named Executive Officers did not exercise any stock options during fiscal years 2015 and 2014.  Both Dr. Platt and Mr. Squeglia were awarded 100,000 stock options in February 2014 of which 75,000 were fully exercisable at the time of grant and 25,000 become exercisable on January 1, 2015.  In addition, 62,500 stock options from a November 2012 award to Mr. Squeglia’s vested in March 2014.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2015 for service as directors:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dale H. Conaway, D.V.M	$-	$-	$10,472	$-	$-	$-	$10,472
Henry J. Esber, Ph.D.	$-	$-	$10,472	$-	$-	$-	$10,472
Rom E. Eliaz	$-	$-	$5,888	$-	$-	$-	$5,888
S. Colin Neill (2)	$30,000	$-	$9,292	$-	$-	$-	$39,292
Conroy Chi-Heng Cheng	$-	$-	$4,712	$-	$-	$-	$4,712
Alan Hoberman, Ph.D.	$-	$-	$4,712	$-	$-	$-	$4,712
Jan Brinkman, M.D., Ph.D.	$-	$-	$4,712	$-	$-	$-	$4,712

(1)
The “Option Awards” column reflects non-qualified options to purchase an aggregate of 313,000 shares of our common stock at an exercise price of $0.18 for a period of 10 years granted effective January 1, 2015 and vesting on December 31, 2015 conditioned on the grantee having attended a minimum of 75% of the Board meetings in 2015 and subject to immediate vesting upon change of control. These grants were made to compensate directors for their service in 2015.

(2)
Mr. Neill is due cash compensation of $2,500 per month in his position as the Chairman of the Audit Committee. The amount has not been paid in cash during 2015, but is included in accrued expenses and other current liabilities at December 31, 2015.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation.  Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2015 are included in Note 6 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2015 included herein.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Other than the grant of options for 2015 and 2014 and the cash compensation described in the table above, there are currently no other agreements in effect entitling the non-employee directors to compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2015 for our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	6,039,000	$0.37	11,363,880
Total	6,289,400		18,613,880

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

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2015, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2015, Boston Therapeutics had 39,319,507 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 233 Needham Street, Needham, MA 02464.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)

David Platt (2)**	8,551,600	(3)	21.2	% (3)
Kenneth A. Tassey, Jr. 226 Karatzas Avenue #309 Manchester, NH 03108	2,543,450		6.5%
Jonathan Rome 50 Tice Boulevard Suite A35 Woodcliff Lake, NJ 07677	3,125,000	(4)	7.4	% (4)
Offer Binder Via Armand Fedeli 121 Perugia PG 06132 Italy	2,000,000		5.1%
Harold Solomon Parnes 1525 Voorhies Avenue Brooklyn, NY 11235	3,928,000		10.0%
Advance Pharmaceutical Company Ltd. (5) Rm A 2-3F, Dai Fu Street Tai Po Industrial Estate Tai Po, New Territories., Hong Kong	2,058,600	(5)	5.2	% (5)
CJY Holdings Limited 7B Jonsim Place 288 Queens Road East Wanchai, Hong Kong	74,942,827	(6)	57.1	% (6)
Idan Sahar 12 Nissim Aloni Tel Aviv, Israel	1,999,996	(7)	5.0	% (7)
Dale H. Conaway(2)**	215,100	(8)	*	%
Rom E. Eliaz(2)**	121,100	(9)	*	%
Henry J. Esber(2)**	317,000	(10)	*	%
S. Colin Neill(2)**	71,100	(11)	*	%
Conroy Chi-Heng Cheng(2)**	2,058,600	(12)	5.2	% (12)
Alan Hoberman	36,000	(13)	*	%
All Officers and Directors as a Group (7 persons)	11,370,500		22.4%

* Less than 1%

** Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 39,319,507 shares of common stock outstanding as of December 31, 2015.

(2)	The business address for these individuals is 233 Needham Street, Newton, MA 02464.

(3)
Includes 520,000 shares owned by Dr. Platt's wife and 500,000 shares issuable pursuant to outstanding stock options currently exercisable. Excludes 20,000 shares held by Dr. Platt's daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt's son as to which Dr. Platt disclaims beneficial ownership.

(4)
Includes 2,500,000 shares issuable pursuant to an outstanding stock option currently exercisable. Includes 625,000 shares issuable pursuant to an outstanding warrant to purchase common stock currently exercisable.

(5)
Includes 1,998,600 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, interim CEO and interim CFO and a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities.  Includes 60,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(6)
Includes 3,583,320 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable and 32,040,000 shares issuable upon conversion of the Convertible Notes Payable.  Cheng Chi Him exercises voting and investment control over these securities.

(7)	Includes 666,664 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable.

(8)	Includes 213,000 shares issuable pursuant to outstanding stock options currently exercisable.

(9)	Includes 121,000 shares issuable pursuant to outstanding stock options currently exercisable.

(10)	Includes 308,000 shares issuable pursuant to outstanding stock options currently exercisable.

(11)	Includes 71,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(12)
Includes 1,998,600 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, interim CEO, interim CFO and a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities.  Includes 60,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(13)	Includes 36,000 shares issuable pursuant to an outstanding stock option currently exercisable.

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

Conroy Chi-Heng Cheng is interim CEO and CFO of the Company and a director of Advance Pharmaceutical Company ("Advance Pharmaceutical"), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN®, in in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to expand their marketing agreement to include Japan.  Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN®, for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN®,) and related products developed by the Company and a reduced royalty rate for products based on the Company's intellectual property and developed by Advance Pharmaceutical.  Revenue generated through this agreement for the years ended December 31, 2015 and 2014 were $70,000 and $182,000, respectively.

Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,998,000 shares of the common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2014 and 2013.  The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.

On March 14, 2013, the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited, a company controlled by Conroy Chi-Heng Cheng’s brother Cheng Chi Him. The warrant is exercisable immediately and has a five year term.

In July 2013, CJY Holdings purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July and September 2013.  The warrants have an exercise price of $0.50 per share, are currently exercisable and have a five year term. In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant. On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY. The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement. As of December 31, 2015, the common stock has not been issued and the $200,000 remains in common stock subscribed.

Between July 3, 2009 and May 7, 2012, David Platt, the Company’s Chairman and former Chief Executive Officer and then Chief Financial Officer and Ken Tassey, the Company’s former President, loaned an aggregate of $297,820 to the Company and, prior to its merger with the Company, to Boston Therapeutics, Inc., a New Hampshire corporation (“BTHENH”), to fund start-up costs and current operations of the Company and BTHENH pursuant to a series of unsecured promissory notes.  The Company assumed BTHENH’s obligations on the notes issued by BTHENH to Dr. Platt when BTHENH merged into the Company in November 2009.  The notes carry interest at 6.5%.  The notes initially became due and payable at various times between March 31, 2011 and June 30, 2012.  On August 6, 2012, the maturity dates of each of the notes were extended to June 29, 2014.  On August 2, 2013, the maturity dates of each of the notes were extended to June 29, 2015.  Effective June 30, 2015, the outstanding notes were amended to extend the maturity date to June 30, 2017.

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

Item 14.  Principal Accountant Fees and Services.

On January 18, 2016, the Company engaged Liggett & Webb, P.A. (LW) as our independent registered public accounting firm engaged to examine our financial statements for the fiscal year ended December 31, 2015. RSM US LLP (“RSMUS”) was our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended December 31, 2014. During the Company’s most two recent fiscal years ended December 31, 2015 and 2014, the Company did not consult with either firm on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and neither firm provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by LW for the fiscal year ended December 31, 2015 and RSMUS, formerly known as McGladrey LLP, for the fiscal year ended December 31, 2014.

Fee Category	2015	2014

Audit Fees - LW	$50,000	$-

Audit Fees - RSMUS	$96,450	$102,500

Audit-Related Fees -RSMUS	$23,920	$52,075

Tax Fees	$2,500	$-

All Other Fees	$-	$-

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm.  The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2015 and 2014.

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
4.1
Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)

4.2
Form of 10% Convertible Promissory Note issued to CJY Holdings Limited (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)

4.3
Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on October 30, 2015 and incorporated herein by reference)

4.4
Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference)

4.5
Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on December 120, 2015 and incorporated herein by reference)

4.6
Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on March 2, 2016 and incorporated herein by reference)

4.7
Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on March 22, 2016 and incorporated herein by reference)

10.1
Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.2
Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.3
Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)

10.4
Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)

10.5
Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)

10.6
License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)

10.7
Employment Agreement between Boston Therapeutics, Inc. and Ken Tassey dated as of August 11, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)

10.8
Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)

10.9
Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.10
Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.11
Separation Agreement and General Release between Boston Therapeutics, Inc. and Kenneth A. Tassey, Jr., effective June 30, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014 and incorporated herein by reference)

10.12
Marketing Agreement, dated as of May 14, 2014, by and between Boston Therapeutics, Inc. and Benchworks SD LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2014 and incorporated herein by reference)

10.13
Securities Purchase Agreement between Boston Therapeutics, Inc. and JDF Capital, Inc. dated as of March 13, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.14
Convertible Promissory Note between Boston Therapeutics, Inc. and JDF Capital, Inc. dated as of March 13, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.15
Convertible Promissory Note between Boston Therapeutics, Inc. and JMJ Financial dated as of March 18, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.16
Securities Purchase Agreement between Boston Therapeutics, Inc. and Vis Vires Group, Inc. dated as of March 16, 2015 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.17
Convertible Promissory Note between Boston Therapeutics, Inc. and Vis Vires Group, Inc. dated as of March 16, 2015 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.18
Securities Purchase Agreement between Boston Therapeutics, Inc. and Typenex Co-Investment, LLC dated as of March 13, 2015 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.19
Convertible Promissory Note between Boston Therapeutics, Inc. and Typenex Co-Investment, LLC. dated as of March 13, 2015 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.20
Warrant to Purchase Shares of Common Stock between Boston Therapeutics, Inc. and Typenex Co-Investment LLC dated as of March 12, 2015 2015 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)

10.21
Letter Agreement by and between Boston Therapeutics, Inc. and Typenex Co-Investment LLC. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)

10.22
Warrant Repricing and Exercise Agreement entered by and between Boston Therapeutics, Inc. and CJY Holdings Limited dated November 12, 2015, effective June 15, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015 and incorporated herein by reference)

23.1	Consent of Liggett & Webb P.A.*
23.2	Consent of RSM US LLP*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101
The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the years ended December 31, 2015 and December 31, 2014 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

* Filed as an exhibit hereto.

** These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 30, 2016	By:	/s/ Conroy Chi-Heng Cheng
Conroy Chi-Heng Cheng
Chief Executive Officer and Chief Financial Officer (Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Platt	Chairman	March 30, 2016
David Platt

/s/ Dale H. Conaway	Director	March 30, 2016
Dale H. Conaway

/s/ Rom E. Eliaz	Director	March 30, 2016
Rom E. Eliaz

/s/ Henry J. Esber	Director	March 30, 2016
Henry J. Esber

/s/ S. Colin Neill	Director	March 30, 2016
S. Colin Neill

/s/ Conroy Chi-Heng Cheng	Director, Chief Executive Officer and Chief Financial Officer	March 30, 2016
Conroy Chi-Heng Cheng	(Principal Executive Officer)

/s/ Alan M. Hoberman	Director	March 30, 2016
Alan M. Hoberman

Boston Therapeutics, Inc.
FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014

C O N T E N T S

Page
Reports of Independent Registered Public Accounting Firms	F-2 – F-3
Financial Statements:
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Stockholders’ Equity (Deficit)	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boston Therapeutics, Inc.
Newton, MA

We have audited the accompanying balance sheet of Boston Therapeutics, Inc. as of December 31, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, New York
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of
Boston Therapeutics, Inc.
Newton, MA

We have audited the accompanying balance sheet of Boston Therapeutics, Inc. (the Company) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts
March 27, 2015

Boston Therapeutics, Inc.
Balance Sheets
December 31, 2015 and 2014

	2015	2014
ASSETS
Cash and cash equivalents	$40,995	$157,278
Prepaid expenses and other current assets	78,356	89,408
Inventory	109,751	197,969
Total current assets	229,102	444,655

Property and equipment, net	7,668	14,417
Intangible assets	567,857	632,143
Goodwill	69,782	69,782
Other assets	3,625	2,125
Total assets	$878,034	$1,163,122

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$575,068	$410,787
Accrued expenses and other current liabilities	278,225	278,177
Deferred revenue	164,285	101,675
Notes payable – related parties, current portion	20,000	-
Total current liabilities	1,037,578	790,639

Convertible note payable – related party, net of discount of $1,106,823	93,177	-
Notes payable - related parties	277,820	297,820
Total liabilities	1,408,575	1,088,459

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized,
39,319,507 and 38,512,516 shares issued and outstanding
at December 31, 2015 and 2014, respectively	39,319	38,512
Common stock subscribed	200,000	-
Additional paid-in capital	13,718,795	12,034,992
Accumulated deficit	(14,488,655)	(11,998,841)
Total stockholders’ equity (deficit)	(530,541)	74,663

Total liabilities and stockholders’ equity (deficit)	$878,034	$1,163,122

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Statements of Operations
For the Years Ended December 31, 2015 and 2014

	2015	2014

Revenue	$98,941	$199,582
Cost of goods sold	240,470	175,829
Gross margin (deficit)	(141,529)	23,753

Operating expenses:
Research and development	352,788	1,432,669
Sales and marketing	31,260	320,353
General and administrative	1,575,710	2,945,078
Total operating expenses	1,959,758	4,698,100
Operating loss	(2,101,287)	(4,674,347)

Other (expenses) income:
Interest expense	(164,787)	(20,009)
Other expense	(4,384)	(4,749)
Change in fair value of derivative and warrant liability	421,326	-
Amortization of debt discount	(494,764)	-
Loss on extinguishment of debt	(146,000)	-
Foreign currency gain (loss)	82	(834)
Total other (expenses) income	(388,527)	(25.592)

Loss before provision for income taxes	(2,489,814)	(4,699,939)
Provision of income taxes	-	-

Net loss	$(2,489,814)	$(4,699,939)

Net loss per share- basic and diluted	$(0.06)	$(0.12)

Weighted average shares outstanding basic and diluted	39,113,918	38,192,363

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Statement in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2013	37,362,160	$37,362	$-	$10,606,810	$(7,298,902)	$3,345,270

Issuance of common stock, net of issuance costs	833,340	833		373,916	-	374,749
Issuance of common stock warrants	-	-		161,087	-	161,087
Issuance of common stock in exchange for consulting services	233,000	233		130,758	-	130,991
Exercise of common stock options	5,000	5		495		500

Cashless exercise of common stock options	79,016	79		(79)	-	-
Stock-based compensation	-	-		762,005	-	762,005
Net loss	-	-		-	(4,699,939)	(4,699,939
Balance at December 31, 2014	38,512,516	38,512	-	12,034,992	(11,998,841)	74,663

Forgiveness of related party accrued interest	-	-		82,355	-	82,355
Beneficial conversion feature on convertible note payable (see Note 7)	-	-		1,200,000	-	1,200,000
Issuance of common stock in exchange
for consulting services	762,999	763		121,704	-	122,467
Exercise of common stock options	-	-		-	-	-
Cashless exercise of common stock options	43,992	44		(44)	-	-
Stock-based compensation	-	-		279,788	-	279,788
Common stock subscribed (see Note 7)	-	-	200,000	-	-	200,000
Net loss	-	-		-	(2,489,814)	(2,489,814)
Balance at December 31, 2015	39,319,507	$39,319	$200,000	$13,718,795	$(14,488,655)	$(530,541)

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(2,489,814)	$(4,699,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,035	70,948
Loss on disposal of property and equipment	-	607
Stock-based compensation	279,788	762,005
Issuance of common stock and common stock warrants for consulting services	91,180	130,991
Loss on extinguishment of debt	146,000	-
Issuance of common stock warrants	-	35,836
Change in fair value of derivative liabilities	(421,326)	-
Provision for inventory obsolescence	76,004	-
Amortization of debt discount	494,764	-
Non-cash interest expense	101,895	-
Changes in operating assets and liabilities:
Accounts receivable	-	99,786
Inventory	(24,186)	(87,344)
Prepaid expenses and other current assets	11,052	64,273
Other assets	(1,500)	-
Accounts payable	225,145	239,810
Accrued expenses	82,403	(192,788)
Deferred revenue	62,610	101,675
Net cash used in operating activities	(1,294,950)	(3,474,140)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,510)
Net cash used in investing activities	-	(6,510)

Cash flows from financing activities:
Proceeds from issuance of common stock upon option exercises	-	500
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	1,732,000	-
Repayment of convertible notes payable	(753,333)	-
Proceeds from issuance of common stock and common stock warrants	200,000	250,000
Net cash provided by financing activities	1,178,667	250,500

Net decrease in cash and cash equivalents	(116,283)	(3,230,150)
Cash and cash equivalents, beginning of year	157,278	3,387,428
Cash and cash equivalents, end of year	$40,995	$157,278

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$4,283	$4,283
Non-cash financing activities:
Issuance of common stock for stock subscription received in 2013	$-	$250,000
Issuance of common stock in exchange for settlement of outstanding payables	$31,287	$-
Settlement of derivative and warrant liability	$417,609
Related party forgiveness of accrued interest	$82,355	$-

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

1.           GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc.  On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”),  the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc.  David Platt, the Company’s former Chief Executive Officer, is a founder of BTI and was a director and minority stockholder of BTI at the time of the Merger.  Dr. Platt received 400,000 shares of the Company’s common stock in connection with the Merger.  Kenneth A. Tassey, Jr., the Company’s former President, was the Chief Executive Officer, President and principal stockholder of BTI at the time of the Merger. Mr. Tassey received 3,200,000 shares of our common stock in connection with the Merger.

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry to address unmet medical needs in diabetes and inflammatory diseases. We have brought one product, SUGARDOWN®, to market and have begun to make initial sales. We are currently focused on the development of two additional drug products: BTI-320, a non-systemic, non-toxic, tablet for reduction of post-meal blood glucose in people living with diabetes that is fully developed, and IPOXYN, an injectable anti-necrosis, anti-hypoxia drug that we are currently developing. Due to the lack of adequate funding, the Company has not done any work with respect to IPOXYN to date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has limited cash resources, recurring cash used in operations and operating losses history.  As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $14.5 million as of December 31, 2015 and used cash in operations of approximately $1.3 million during the year ended December 31, 2015. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $41,000 cash on hand at December 31, 2015.  Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2016 as a result of this funding and cash management. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

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

As disclosed in Note 7, Advance Pharmaceutical Company Ltd., a related party, accounted for 71% and 91%, during the years ended December 31, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of December 31, 2015 and 2014. At December 31, 2015 and 2014, there were no accounts receivable.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2015 and 2014, the Company recorded depreciation expense of $6,749 and $6,662, respectively.

Intangible Assets

Intangible assets consist of identifiable finite-lived assets acquired in business acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and are amortized over their economic useful lives on a straight line basis.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

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

The Company performed its impairment review of goodwill for the years ended December 31, 2015 and 2014, and concluded that no impairment existed.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the year ended December 31, 2015 did not include 6,289,000, 12,424,669 and 24,000,000 options, warrants and shares to be issued upon conversion of related party notes payable, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2014 did not include 6,483,400 and 12,516,669 options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized.  The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2015 and 2014.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of selling, general and administrative expenses in the selling and marketing expenses in the statements of operations. The Company incurred advertising costs of $4,000 for the year ended December 31, 2015. The Company did not incur any advertising costs for the year ended December 31, 2014, primarily due to its marketing agreement with Benchworks who bears the expense for marketing initiatives.  The agreement with Benchworks was terminated in July 2015.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of December 31, 2015 and 2014, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

3.           INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventory at December 31, 2015 and 2014 net of inventory reserves, were as follows:
	2015	2014
Raw materials	$34,919	$85,133
Finished goods	74,832	112,836
Total	$109,751	$197,969

 The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

4.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at December 31, 2015 and 2014:
	2015	2014
Professional fees	$65,000	$132,243
Interest	19,763	82,760
Other current liabilities	193,462	63,174
Total	$278,225	$278,177

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

On November 2, 2015, the Company’s Board of Directors voted to approve an increase in authorized common stock shares outstanding from 200,000,000 shares to 400,000,000 shares of the Company’s common stock.  This increase is subject to shareholder approval.

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

5.           STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

On March 31, 2014, the Company issued 833,340 shares of common stock at a price per share of $0.60 and issued warrants to purchase 416,670 additional shares of common stock with an exercise price of $1.00 per share for gross proceeds of $500,000.  The Company had received $250,000 of these proceeds during the fourth quarter of 2013 which was recorded as a stock subscription in accrued expenses and other current liabilities. The warrants are exercisable immediately and have a five year term.  The Company has evaluated these warrants for proper classification based on terms of the warrant agreement and has determined that equity classification is appropriate. The Company estimated the relative fair value of the warrant to be $125,251 using the Black Scholes model, which has been recorded as a component of permanent equity in additional paid in capital.

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

In July 2015, the Company issued 53,571 shares of its common stock with a fair value of $9,107 in exchange for services previously recorded.

In July 2015, the Company issued 250,000 shares of its common stock with a fair value of $45,000 in exchange for consulting services rendered during the nine months ended September 30, 2015 in connection with one consulting agreement.

In August 2015, the Company issued 250,000 shares of its common stock with a fair value of $32,500 in exchange for consulting services rendered during the three months ended September 30, 2015 in connection with one consulting agreement.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement.  As of December 31, 2015, the Company had 12,424,669 warrants outstanding which are all classified as equity instruments and are fully exercisable as of December 31, 2015.  The following table summarizes outstanding and exercisable common stock warrants as of December 31, 2015:

Offering	Number of Shares Issuable	Exercise Price	Expiration Date
March 2012 Private Placement	20,000	$1.15	March 20, 2017
November 2012 Private Placement	625,000	$1.00	November 13, 2017
February 2013 Issued to Consultant	100,000	$1.00	February 1, 2018
February 2013 Private Placement	250,000	$1.00	February 27, 2018
July 2013 Private Placement	3,333,320	$0.50	July 23, 2018
August 2013 Private Placement	1,414,113	$0.50	August 6, 2018
August 2013 Private Placement	1,130,223	$0.50	August 30, 2018
August 2013 Issued to Placement Agent	1,716,849	$0.30	August 30, 2018
September 2013 Private Placement	2,951,828	$0.50	September 30, 2018
October 2013 Private Placement	76,666	$0.50	September 30, 2018
October 2013 Issued to Consultant	265,000	$0.50	October 15, 2018
March 2014 Private Placement	416,670	$1.00	March 31, 2019
August 2014 Private Placement	125,000	$0.60	August 7, 2019
	12,424,669

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of December 31, 2015 and 2014, there were 250,000 and 1,328,400 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of December 31, 2015 and 2014, there were 6,039,000 and 5,155,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to seven years.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The fair value of stock options granted and revaluation of non-employee consultant options for years ended December 31, 2015 and 2014 was calculated with the following assumptions:
	2015	2014
Risk-free interest rate	1.3% - 1.9%	0.5% - 2.3%
Expected dividend yield	0%	0%
Volatility factor	79% - 91%	85 - 98%
Expected life of option	4.60 to 10 years	2.5 to 7 years

The weighted-average fair value of stock options granted during the years ended December 31, 2015 and 2014, under the Black-Scholes option pricing model was $0.14 and $0.68 per share, respectively. For the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense of $279,788 and $762,005, respectively, in connection with share-based payment awards. As of December 31, 2015, there was $0 of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the years ended December 31, 2015 and 2014:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	5,741,400	$0.10-1.85	$0.40
Granted	1,777,000	0.37-1.21	0.94
Exercised	(84,016)	0.10-0.57	0.54
Options forfeited/cancelled	(950,984)	0.57-1.21	0.95
Outstanding as of December 31, 2014	6,483,400	$0.10-1.85	$0.47
Granted	1,809,000	0.18-0.20	0.18
Exercised	-	-	-
Options forfeited/cancelled	(2,003,400)	0.18-1.85	0.51
Outstanding as of December 31, 2015	6,289,000	$0.10-1.21	$0.37

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

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

6.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2015:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate		Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	Number of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	0.87	$-	1,795,000	$0.10	1.87	$-
0.18	934,000	0.18	9.25	-	934,000	0.18	9.25	-
0.20	150,000	0.20	9.25	-	150,000	0.20	9.25	-
0.37	58,000	0.37	6.67	-	58,000	0.37	7.16	-
0.42	63,000	0.42	5.01	-	63,000	0.42	5.01	-
0.50	2,810,000	0.50	3.00	-	2,810,000	0.50	3.00	-
0.69	100,000	0.69	8.21	-	100,000	0.69	8.21	-
1.21	379,000	1.21	8.07	-	379,000	1.21	8.07	-
$0.10-1.85	6,289,000	$0.37	3.91	$-	6,289,000	$0.37	3.91	$-

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2014:

	Number of Options	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	862,135	$0.25
Granted	1,777,000	0.68
Forfeited	(552,970)	0.62
Vested	(1,601,581)	0.55
Non-vested as of December 31, 2014	484,584	$0.39
Granted	1,809,000	0.18
Forfeited	(725,000)	0.18
Vested	(1,568,584)	0.18
Non-vested as of December 31, 2015	-	$-

The weighted-average remaining contractual life for options exercisable at December 31, 2015 is 3.91 years. At December 31, 2015 the Company has 11,363,880 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 and $1,518,880 at December 31, 2015 and 2014, respectively.  The aggregate intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0 and $71,083, respectively.   The actual tax benefit realized from stock option exercises during the years ended December 31, 2015 and 2014 were $0 and $45,996, respectively.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

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

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is interim CEO, interim CFO and a director of Advance Pharmaceutical and joined the Company’s Board in December 2013.   Revenue generated pursuant to the Agreement for the years ended December 31, 2015 and 2014 were  approximately $70,000 and $182,000, respectively.

On March 14, 2013 the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited ("CJY"). The warrant is exercisable immediately and has a five year term. In July 2013 CJY Holdings Limited purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July 2013 and September 2013.  The warrants are exercisable immediately over a five year term with an exercise price of $0.50 per share.  CJY is an entity that is controlled by the sibling of our interim CEO, interim CFO and Director Conroy Chi-Heng Cheng.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt.  In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014.  The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company.  Accordingly, the Company has recorded the reduction in accrued interest through equity during the year ended December 31, 2015.  As of December 31, 2015 and December 31, 2014, $14,884 and $82,760, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant.  On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY.  The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement.  As of December 31, 2015, the common stock has not been issued and the $200,000 remains in common stock subscribed.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

During September 2015, the Company entered into a securities purchase agreement with CJY.  Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000. This Note is intended to provide necessary bridge financing to the Company prior to an anticipated financing in the near future of an amount up to $1,500,000. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in September 2018.  The Company may prepay this Note and any accrued interest at any time.  At any time on, amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,200,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of approximately $100,000 during the twelve months ended December 31, 2015.

Convertible notes payable – related party consist of the following at December 31:

	2015	2014
Principal balance	$1,200,000	$-
Debt discount	(1,106,823)	-
Outstanding, net of debt discount	$93,177	$-

 8.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications, which were obtained through the acquisition of BTI in 2010, are being amortized on a straight-line basis over their estimated useful lives of 14 years.

Intangible assets consist of the following as of December 31:

	2015	2014
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(332,143)	(267,857)
Intangible assets, net	$567,857	$632,143

   Amortization expense for each of the years ended December 31, 2015 and 2014 was $64,286 and $64,286, respectively.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

8.           INTANGIBLE ASSETS - continued

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Fiscal Year
2016	$64,286
2017	64,286
2018	64,286
2019	64,286
2020	64,286
Thereafter	246,427
$567,857

9.	PROVISION FOR INCOME TAXES

During the years ended December 31, 2015 and 2014, no provision for income taxes was recorded as the Company generated net operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:
	2015		2014
Net operating loss carryforwards	34.0%		34.0%
State taxes, net of federal benefit	5.5%		5.2%
Federal research and development tax credit	0.2%		1.3%
Other	4.8%		(2.5	) %
Change in deferred tax asset valuation allowance	(44.5	) %	(38.0	) %
Effective income tax rate	0.0%		0.0%

Net deferred tax assets as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Net operating loss carryforwards	$4,215,050	$3,326,788
Tax credit carryforwards	90,000	72,685
Non-qualified stock options	1,117,550	1,006,472
Other temporary differences	24,000	194,895
Gross deferred tax assets	5,446,600	4,600,840
Valuation allowance	(5,446,600)	(4,600,840)
Net deferred tax assets	$-	$-

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $10.5 million, which begin to expire in years 2035 and 2019, respectively. The Company also has estimated available research and development tax credit carryforwards for federal income tax purposes of $90,000, which begin to expire in year 2032.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

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

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2015, the Company increased its valuation allowance by $845,760 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2015. Management reevaluates the positive and negative evidence at each reporting period.

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

10.      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Newton MA under a 6 month lease that expires March 31, 2016. The Company has renewed the lease for an additional 4 months through July 31, 2016. At that point, the lease will end with no further obligation. The Company also leased an office located in Manchester, NH. The Company abandoned the Manchester NH lease in October of 2015 and did not make any payments under the lease since August 2015.  In March 2016, the Company and the landlord agreed to settle the remaining lease obligation for a one-time payment of $152,000, which is included in accrued expense and other current liabilities on the balance sheet. The Company has no future obligation under the lease. The Company recognized rent expense of $188,938 and $57,524 during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, there was $18,163 and $22,810, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets.

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2015, are as follows:

Fiscal Year
2016	$11,550

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

Marketing Agreement

On May 14, 2014, we entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, we have granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks is responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defines certain minimum net sales levels that Benchworks must achieve to maintain exclusivity; and the agreement also provides for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million. The agreement was terminated in July 2015.

11.           FAIR VALUE OF FINANCIAL MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurments.  In March 2015, the Company entered into four separate convertible promissory note agreements and one warrant agreement (see Note 12).  The Company evaluated these notes and determined that the conversion options and certain and put options embedded in the convertible debt instruments met the requirement for classification as compound derivative liabilties.  In addition, a warrant agreement associated with one of these convertible debt instruments included antidilution provisions that also require the warrant to be classified as a liability.  Until the convertible notes and warrants were settled, these liabilities were measured at fair value at issuance and remeasured on a recurring basis with the change in fair value between those dates being included in earnings.

The fair value of the convertible note and warrant is measured using Monte Carlo Simulation modeling.  The assumptions used in the Monte Carlo simulation models used to estimate the fair value of the warrant liability upon issuance were:

Risk-free interest rate	1.59% - 1.63%
Expected dividend yield	0
Volatility factor	80% - 81%
Expected life of warrant	4.7 – 5 years

The following table reflects the change in the Company’s Level 3 conversion note and warrant liability from its initial recording on March 12, 2015 through December 31, 2015:

Balance at December 31, 2014	$–
Issuance derivatives in connection with convertible notes and warrants	459,526
Change in fair value	(41,917)
Settlement of derivative and warrant liability	(417,609)
Balance at December 31, 2015	$-

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

12.           CONVERTIBLE NOTES PAYABLE

In March 2015, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”).  Pursuant to this agreement, the Company issued to Typenex a convertible promissory note (“Typenex Note”) in the principal amount of $225,000 with an original issue discount of $20,000 plus additional financing fees of $5,000 and a five year warrant to purchase 979,965 shares of the Company’s common stock at at an exercise price of $0.30 per share, exercisable at date of issuance.  Interest on the Typenex Note accrued at the rate of 10% per annum.  The Typenex Note was to be repaid in six equal monthly installments in cash or in shares of common stock at the Company’s option (the “Conversion Shares”) plus any unpaid interest beginning September 17, 2015 until the maturity date in February 2016.  The conversion price for determining the number of Conversion Shares in respect of any installment for which the Company elected to pay in shares of common stock would be the lesser of (i) $0.30 or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the common stock during the 20 trading days immediately preceding the date of conversion.  The Company had the option to repay the Typenex Note before maturity, at its option, by paying the lender an amount equal to 125% of the then outstanding principal amount.   Amounts outstanding under the Typenex Note were convertible into the Company’s common stock, in whole or in part, at any time, at the option of the lender, with an initial conversion price of $0.30 per share. The initial conversion price for lender conversions was subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions. The initial conversion price for lender conversions was also subject to adjustment if the aggregate market value of the Company’s common stock fell below $5 million dollars, in which case the conversion price would become the lesser of (i) $0.30 per share or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days immediately preceding the date of conversion. If the Company failed to pay any of the installments including interest due under the Typenex Note when due, or if other events of default thereunder occurred, a default interest rate of 22% per annum would apply and the lender, at their option could have required the Company to repay, at 115%, all amounts that are outstanding plus 5% for each additional event of default. The Company assessed the features of the Typenex Note and warrant and determined that the warrant was required to be accounted for as a liability due to "full ratchet" protection and the lender’s put option feature, which was exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company’s stock or failure to comply with the reporting requirements under the Exchange Act, was a derivative that required bifurcation.  The Company also assessed the features of the conversion options and determined that it was a derivative that required bifurcation.  The Company recorded the fair value of the warrant of $146,995 (Note 12) as a discount to the carrying value of the Typenex Note and as a liability. The Company recorded the fair value of the conversion feature of the Typenex Note, which included both the put and conversion option features, as of issuance date totaling $154,900 and was accounted for as a liability.  Of the $154,900 originally recorded in derivative value, $53,005 of this fair value was recorded as a discount to the carrying value of the Typenex Note and $101,895 was recorded as a loss in interest expense in the accompanying statement of operations.  The original issuance discount, financing fees, warrant issuance and bifurcated compound derivative resulted in a full discount of $225,000 on the Typenex Note. The discount was accreted through the Typenex Note's settlement.  The Company made the first installment payment of $37,500 on September 16, plus accrued interest through that date.  In September 2015, using the proceeds from the Shareholder Note Payable, see Note 7, the Company and the lender agreed to a full settlement of the Typenex Note including the cancellation of the warrants for an additional payment of $217,500.

In March 2015, the Company entered into a securities purchase agreement with JDF Capital, Inc., (“JDF”).  Pursuant to this agreement, the Company issued to JDF a convertible promissory note ("JDF Note") in the principal amount of $110,000 with an original issue discount of $10,000 and financing fees of $6,000.  Interest accrued at the rate of 10% per annum and was due at maturity of the note in March 2016.  The Company had the option to repay the outstanding principal balance of the JDF Note during the first 180 days following issuance, at its option, by paying the lender an amount equal to 130% during the first 60 days following the issuance, 140% from 61 days to 120 days following the issuance and 150% from 121 days to 180 days following the issuance. At any time on or after June 12, 2015, amounts outstanding under the JDF Note were convertible into the Company’s common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 40% discount to the lower of (i) the lowest reported sales price of the common stock during the 20 trading day period immediately prior to the date of conversion or (ii) the lowest reported sales price during the 20 days trading period immediately prior to issuance of the JDF Note.  The initial conversion price for lender conversions was subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company failed to repay the JDF Note when due, or if other events of default occurred, a default interest rate of 15% per annum would apply and the lender, at their option, could have required the Company to repay, at 120%, all amounts that were outstanding. The Company assessed the features of the JDF Note and determined that the lender’s put option feature, which was exercisable upon an event of default, major transaction or triggering event, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company’s stock or failure to comply with the reporting requirements under the Exchange Act, was a derivative that required bifurcation.  The Company also assessed the conversion features of the JDF Note and determined that the conversion option was a derivative that required bifurcation. The Company recorded the fair value of the JDF Note compound derivative, which included both the put and conversion option features, as of issuance date totaling $38,200, as a discount to the carrying value of the JDF Note and accounted for it separately as a liability. The original issuance discount, financing fees, bifurcated compound derivative resulted in an aggregate initial discount of $54,200 on the JDF Note.  The discount was accreted through the JDF Note’s settlement.

In July 2015, the Company was advanced an additional principal amount of $110,000 with an original issue discount of $10,000 as an amendment to the original JDF Note terms as discussed above. These funds were specifically designated to be used to repay the JMJ Note in full during July 2015 as discussed below.

In September 2015, using the proceeds from the Shareholder Note Payable, discussed above, the Company and the lender agreed to a full settlement of the JDF Notes discussed above for $310,000.

In March 2015, the Company entered into a convertible promissory note agreement with JMJ Financial (“JMJ”) with a total potential principal amount of $500,000 with a $50,000 original issue discount ("JMJ Note").  At their discretion, JMJ may fund to the Company any portion of the $500,000, net of the original issue discount ratably applied.  On March 18, 2015, the Company borrowed $83,333 of the principal amount, subject to the original issue discount of $8,333, for net proceeds of $75,000.  Borrowings under the JMJ Note are due two years from the date funded.  The Company may repay amounts borrowed under the JMJ Note within 90 days of funding without interest.  Amounts not repaid within 90 days of funding bear a one-time interest charge of 12%.  Amounts outstanding under the JMJ Note are convertible into the Company’s common stock, in whole or in part, at any time, at the option of the lender, with an initial conversion price of a 40% discount (subject to adjustment) to the lowest trade price of the common stock during the 20 trading day period immediately prior to the date of conversion.  If the Company fails to repay amounts due under the JMJ Note when due, or if other events of default thereunder should occur, a default interest rate of 18% per annum will apply and the lender, at their option, may require the Company to repay, at 150%, all amounts that are outstanding. The Company assessed the features of the JMJ Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency or failure to comply with the reporting requirements under the Exchange Act, is a derivative that requires bifurcation. The Company also assessed the conversion features of the JMJ Note and determined that the conversion option is a derivative that requires bifurcation. The Company recorded the fair value of the conversion feature of the JMJ Note, which includes both the put and conversion option features, as of issuance date totaling $67,400, as a discount to the carrying value of the JMJ Note and accounted for it separately as a liability in the accompanying balance sheet. The original issuance discount, financing fees and bifurcated compound derivative resulted in an initial discount as of issuance date of $83,233 on the JMJ Note. This discount will be accreted through the JMJ Note’s settlement date.

Boston Therapeutics, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

The Company repaid the JMJ Note in July 2015 from proceeds advanced from the JDF Note amendment as discussed above.

In March 2015, the Company entered into a securities purchase agreement with Vis Vires Group (Vis Vires).  Pursuant to this agreement, the Company issued to Vis Vires a convertible promissory note in the principal amount of $79,000 with financing fees of $8,500 ("Vis Vires Note").  Interest accrued at the rate of 8% per annum and is was upon maturity of the note in December 2015.  The Company had the option to repay the outstanding principal balance of the Vis Vires Note, by paying the lender an amount ranging from 110% during the 30 days following the issuance of the note up to 135% from 151 days to 180 days following the issuance of the Vis Vires Note. At any time on or after September 18, 2015, amounts outstanding under the Vis Vires Note were convertible into the Company’s common stock, in whole or in part, at the option of the lender, with an initial conversion price of a 39% discount to the average of the lowest three reported closing bid prices of the common stock during the 10 trading day period immediately prior to the date of conversion. The initial conversion price for lender conversions is subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions.  If the Company failed to repay the Vis Vires Note when due, or if other events of default thereunder occurred, a default interest rate of 22% per annum would apply and the lender, at their option, could have required the Company to pay, at 120%, all amounts that are outstanding. The Company assessed the features of the Vis Vires Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company's stock, a financial statement restatement or failure to comply with the reporting requirements under the Exchange Act, is a derivative that requires bifurcation. The Company recorded the fair value of the Vis Vires Note compound derivative, which includes both the put and conversion option features, as of issuance date totaling $13,831, as a discount to the carrying value of the Vis Vires Note and accounted for it separately as a liability. The financing fees and bifurcated compound derivative resulted in an initial discount as of issuance date of $22,331 on the Vis Vires Note. This discount will be accreted through the Vis Vires Note’s settlement date.

In September 2015, using the proceeds from the Shareholder Note Payable, discussed above, the Company and the lender agreed to a full settlement of the Vis Vires Notes discussed above for $105,000.

13.   SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2015 through the date of filing, for possible disclosure and recognition in the financial statements.  See discussed below material subsequent events that impact its financial statements or disclosures.

During February and March 2016, pursuant to a securities purchase agreement with CJY, the Company issued to CJY a convertible promissory note in the principal amount of $402,000. This Note is intended to provide necessary bridge financing to the Company prior to an anticipated financing in the near future of an amount up to $1,450,000. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in September 2018.  The Company may prepay this Note and any accrued interest at any time.  At any time, amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share.

The Company abandoned its lease for its office facility at 1750 Elm Street in Manchester NH in October of 2015 and did not make any payments under the lease since September 2015.  In March 2016, the Company and the landlord agreed to settle the remaining lease obligation for a one-time payment of $152,000. The Company has no future obligation under the lease. The payment was made with funds from CJY Holdings noted above.

On March 15, 2016, Dr. Platt resigned as the Chief Executive Officer and Chief Financial Officer of the Company. He was replaced on an interim basis by Conroy Chi-Heng Cheng who will remain in the positions until suitable replacements can be found.  Mr. Cheng is also a Director of the Company as well as an investor.

During March 2016, the Company entered into an advisory agreemnet with an investment banking firm pursuant to which the Company agreed to issue 5,000,000 shares of common stock for services.