Form 10-Q
period 2016-03-31
Boston Therapeutics, Inc.
filed 2016-05-11
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2016
Common Stock, $0.001 par value per share	44,319,507 shares

BOSTON THERAPEUTICS, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us", "our", "BTI" or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$40,631	$40,995
Accounts receivable	2,595	-
Prepaid expenses and other current assets	78,133	78,356
Inventory	103,969	109,751
Total current assets	225,328	229,102

Property and equipment, net	6,023	7,668
Intangible assets, net	551,786	567,857
Goodwill	69,782	69,782
Other assets	-	3,625
Total assets	$852,919	$878,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$553,921	$575,068
Accrued expenses and other current liabilities	173,948	278,225
Deferred revenue	164,285	164,285
Notes payable – related party, current portion	20,000	20,000
Total current liabilities	912,154	1,037,578

Convertible notes payable, related party, net of discount	210,831	93,177
Notes payable - related parties	277,820	277,820
Total liabilities	1,400,805	1,408,575

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 39,319,507 shares issued and outstanding at March 31, 2016 and December 31, 2015.	39,319	39,319
Common stock subscribed	200,000	200,000
Additional paid-in capital	14,120,795	13,718,795
Accumulated deficit	(14,908,000)	(14,488,655)
Total stockholders' deficit	(547,886)	(530,541)

Total liabilities and stockholders' deficit	$852,919	$878,034

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2016	2015
Revenue	$12,307	$51,329
Cost of goods sold	15,922	32,110
Gross (deficit) margin	(3,615)	19,219

Operating expenses:
Research and development	21,772	205,419
Sales and marketing	18,650	32,751
General and administrative	213,957	515,922
Total operating expenses	254,379	754,092

Operating loss	(257,994)	(734,873)

Interest expense	(157,341)	(17,488)
Other expense	(4,010)	(4,999)
Reduction of interest payable (Note 6)	-	82,355
Change in fair value of warrant liability	-	9,800
Change in fair value of derivative liabilities	-	(11,372)
Foreign currency gain	-	290
Net loss	$(419,345)	$(676,287)

Net loss per share- basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding basic and diluted	39,319,507	38,564,915

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(419,345)	$(676,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,716	17,788
Stock-based compensation	-	205,175
Amortization of discount on debt	117,654	9,476
Change in fair value of warrant liability	-	(9,800)
Change in fair value of derivative liabilities	-	11,372
Issuance of common stock for consulting services	-	12,105
Changes in operating assets and liabilities:
Accounts receivable	(2,595)	(30,731)
Inventory	5,782	18,002
Prepaid expenses and other current assets	223	(14,019)
Other assets	3,625	-
Accounts payable	(21,147)	107,949
Deferred revenue	-	95,825
Accrued expenses	(104,277)	(115,815)
Net cash used in operating activities	(402,364)	(368,960)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	402,000	432,000
Net cash provided by financing activities	402,000	432,000

Net (decrease) increase in cash and cash equivalents	(364)	63,040
Cash and cash equivalents, beginning of period	40,995	157,278
Cash and cash equivalents, end of period	$40,631	$220,318

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$4,000	$5,000
Non-cash financing activities:
Warrant liability associated with Typenex Convertible Note	$-	$146,995
Derivative liabilities associated with convertible notes payable	$-	$7,331
Beneficial conversion features associated with convertible notes payable	$402,000	$120,103

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc., headquartered in Newton, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320, a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, SUGARDOWN®, a dietary supplement designed to reduce post-meal sugar spikes and IPOXYN, a continuous intravenous drug for the prevention of necrosis and treatment of ischemia with an initial target indication of lower limb ischemia often associated with diabetes.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $14.9 million and $40,000 cash on hand as of March 31, 2016. Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2016 as a result of this funding and cash management. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2015 included in its Form 10-K filed with the SEC on March 30, 2016. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of March 31, 2016 and the results of operations for the three month periods ended March 31, 2016 and 2015.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three month periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

doubtful accounts as of March 31, 2016 and December 31, 2015.  At March 31, 2016, no single customer accounted for 10% of its accounts receivable.  At December 31, 2015, there were no accounts receivable.

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

As disclosed in Note 5 of the Notes to Unaudited Condensed Financial Statements, Advance Pharmaceutical Company Ltd., a related party, accounted for 0% and 68% of the Company's revenue during the three months ended March 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of March 31, 2016 and December 31, 2015, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three month period ended March 31, 2016 did not include 6,289,000 and 12,424,669 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three month period ended March 31, 2015 did not include 8,192,400 and 13,404,634 options and warrants, respectively, because of their anti-dilutive effect.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the impact of this standard on its financial statements.

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

The components of inventories at March 31, 2016 and December 31, 2015, net of inventory reserves, were as follows:

	2016	2015
Raw materials	$34,919	$34,919
Finished goods	69,050	74,832
	$103,969	$109,751

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

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

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement.  As of March 31, 2016, the Company had 12,424,669 warrants outstanding which are all classified as equity instruments and are fully exercisable as of December 31, 2016.

The following table summarizes the Company's common stock warrant activity during the three months ended March 31, 2016:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	12,424,669	$0.53
Granted	-	-
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding as of March 31, 2016	12,424,669	$0.53

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled "The 2010 Stock Plan" ("2010 Plan") under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of March 31, 2016 and December 31, 2015, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled "2011 Non-Qualified Stock Plan" ("2011 Plan") under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of March 31, 2016 and December 31, 2015, there were 6,039,000 and 6,039,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

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

The fair value of stock options granted or revalued for the three months ended March 31, 2016 and 2015 was calculated with the following assumptions:
	2016	2015
Risk-free interest rate	-	1.3% - 1.9%
Expected dividend yield	-	0%
Volatility factor	-	79 – 91%
Expected life of option		4.60 to 10 years

The weighted-average fair value of stock options granted during the three month period ended March 31, 2016 and 2015, under the Black-Scholes option pricing model, was $0.00 and $0.13 per share, respectively.

The Company recognized $0 and $205,175 of stock-based compensation costs in the accompanying statement of operations for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, there was no unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized in future periods.

The following table summarizes the Company's stock option activity during the three months ended March 31, 2016:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	6,289,000	$0.10-1.21	$0.37
Granted	-	-	-
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of March 31, 2016	6,289,000	$0.10-1.21	$0.37

There were no stock option exercises during the three months ended March 31, 2016 or March 31, 2015.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2016:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	0.63	$-	1,795,000	$0.10	0.63	$-
0.18	934,000	0.18	9.00	-	934,000	0.18	9.00	-
0.20	150,000	0.20	9.00	-	150,000	0.20	9.00	-
0.37	58,000	0.37	6.42	-	58,000	0.37	6.42	-
0.42	63,000	0.42	4.76	-	63,000	0.42	4.76	-
0.50	2,810,000	0.50	2.75	-	2,810,000	0.50	2.75	-
0.69	100,000	0.69	7.96	-	100,000	0.69	7.96	-
1.21	379,000	1.21	7.82	-	379,000	1.21	7.82	-
$0.10-1.21	6,289,000	$0.37	3.66	$-	6,289,000	$0.37	3.66	$-

The weighted-average remaining contractual life for stock options exercisable at March 31, 2016 is 3.66 years. At March 31, 2016, the Company has 11,363,880 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively. The was $0 intrinsic value for fully vested, exercisable options at both March 31, 2016 and December 31, 2015. There were no options exercised in the three months ended March 31, 2016 or March 31, 2015. No actual tax benefit was realized from stock option exercises during these periods.

As of March 31, 2016, all of the stock options issued by the Company are fully vested.

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

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company's common stock in conjunction with the Company's private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is interim CEO, interim CFO and a director of Advance Pharmaceutical and joined the Company's Board in December 2013.   Revenue generated pursuant to the Agreement for the years ended December 31, 2015 and 2014 were approximately $70,000 and $182,000, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt.  In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014.  The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt's indemnification by the Company.  Accordingly, the Company has recorded the reduction in accrued interest through equity during the year ended December 31, 2015.  As of March 31, 2016 and December 31, 2015, $24,589 and $19,763, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant.  On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY.  The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement.  As of March 31, 2016, the common stock has not been issued and the $200,000 remains in common stock subscribed.

During September 2015, the Company entered into a securities purchase agreement with CJY.  Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000 and was amended again in the first quarter of 2016 to $1,602,000. This Note is intended to provide necessary bridge financing to the Company prior to an anticipated financing in the near future of an amount up to $1,500,000. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in September 2018.  The Company may prepay this Note and any accrued interest at any time.  At any time on, amounts outstanding under the CJY Note are convertible into the Company's common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,602,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of approximately $117,654 during the three months ended March 31, 2016.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

Convertible notes payable – related party consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Principal balance	$1,602,000	$1,200,000
Debt discount	(1,391,169)	(1,106,823)
Outstanding, net of debt discount	$210,831	$93,177

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(348,214)	(332,143)
Intangible assets, net	$551,786	$567,857

Amortization expense was $16,071 and $16,071 for the three months ended March 31, 2016 and 2015, respectively.

7.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Newton MA under a 4 month lease that expires July 31, 2016. At that point, the lease will end with no further obligation. The Company recognized rent expense of $4,950 and $14,381 during the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2016, are as follows:

Fiscal Year
2016	$7,200

Marketing Agreement

On May 14, 2014, the Company entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, the Company granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks was responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defined certain minimum net sales levels that Benchworks must achieve to maintain exclusivity; and the agreement also provided for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million. The agreement was terminated in July 2015. Revenue generated pursuant to the Marketing Agreement for the three months ended March 31, 2016 and 2015, were $0 and $15,916, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2016 and 2015

8.         SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2016 through the date of filing, for possible disclosure and recognition in the financial statements.  See discussed below material subsequent events that impact its financial statements or disclosures.

In April, 2016, in accordance with the terms of a financial advisory agreement, the Company issued 3,000,000 shares and 2,000,000 shares to two separate parties.  The cost basis for the shares issued was $0.17.

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

Overview

Boston Therapeutics, Inc., headquartered in Newton, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical to develop markets in Hong Kong, China and Macau.  In November 2014, we agreed to expand this marketing agreement to include 12 additional countries:  Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to further expand their authorized territories to include Japan.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $14.9 million and $40,000 cash on hand as of March 31, 2016. Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2016 as a result of this funding and cash management. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2016 compared to March 31, 2015

Revenue

Revenue for the three months ended March 31, 2016 was $12,307, a decrease of $39,022 as compared to revenue of $51,329 for the three months ended March 31, 2015.  The decrease is primarily related to revenue generated through the marketing partnership with Benchworks in the first quarter of 2015 that was canceled in July 2015.

Gross Margin

The Company generated gross deficit for the three months ended March 31, 2016 of $3,615 as compared to a gross margin of $19,219 for the three months ended March 31, 2015.  The decrease is primarily related to the lower revenue in the first three months of 2016 that were not in excess of fixed costs.

Research and Development

Research and development expense for the three months ended March 31, 2016 was $21,772, a decrease of $183,647 as compared to $205,419 for the three months ended March 31, 2015.  The decrease is attributed to the Company ceasing nearly all if its research and development activities due to the lack of adequate funding.  The majority of the expense in 2016 is related to non-cash amortization of the intangible assets and part time consulting work.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2016 was $18,650, a decrease of $14,101 as compared to $32,751 for the three months ended March 31, 2015. The reduction in 2016 is mostly related to headcount reductions during 2015.  There are currently no employees dedicated to sales and marketing; however, there is a commission only consultant implementing a sales and marketing program. The reduction was offset by advertising costs in the first three months of 2016 as the Company begins a new program to sell the Sugardown product.

General and Administrative

General and administrative expense for the three months ended March 31, 2016 was $213,957, a decrease of $301,965 as compared to $515,922 for the three months ended March 31, 2015.  Payroll and related expenses including benefits decreased by approximately $70,000 as all employees were terminated during 2015 and the company was maintained by outside consultants. Non-cash stock-based compensation expense decreased approximately $127,000 primarily due to all options becoming fully vested or canceled due to employee termination.  Investor relation related expenses also decreased by approximately $74,000 as the company was unable to support investor initiatives due to funding.  The Company's cost reduction initiatives also resulted in a reduction of approximately $30,000 of consulting and professional services.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016

As of March 31, 2016, we had cash of $40,631 and accounts payable and accrued expenses and other current liabilities of $727,869. During the three months ended March 31, 2016, the Company used $402,364 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2016 as a result of this funding and cash management. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

As disclosed in our annual report filing for the year ended December 31, 2015, there was a material weakness in the Company's internal control over financial reporting due to the fact that the Company experienced significant turnover in its accounting function, including the resignation of the Company's consulting Director of Finance during August 2015 and the retirement of the Company's former Chief Financial Officer on August 31, 2015.  While the Company hired a new consulting Director of Finance in August 2015, the Company did not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion.  Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  Other than the proceedings described below, the Company is not aware of any outstanding or pending litigation.

Arbitration Involving our CEO

On October 12, 2012, Dr. David Platt, our Board Chairman and former Chief Executive, commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Thomas McGauley, who in their capacities as the Chief Executive Officer and former Chief Financial Officer of Galectin Therapeutics Inc., or Galectin, respectively, can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in a previous arbitration proceeding between Dr. Platt and Galectin regarding payment of a $1.0 million separation payment under Dr. Platt's separation agreement, and other unspecified "wages." The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney's fees. On April 29, 2013, the Court allowed Dr. Traber's and Mr. McGauley's motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Court's order allowing the defendants' motion to dismiss, which was denied.

On March 29, 2013, Galectin instituted arbitration before the American Arbitration Association, seeking to rescind or reform the separation agreement. Galectin claimed that Dr. Platt fraudulently induced Galectin to enter into the Separation Agreement, breached his fiduciary duty to Galectin, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the separation agreement, Galectin was seeking repayment of all separation benefits paid to Dr. Platt to date. We indemnified Dr. Platt for $150,000 in legal fees and expenses in December 2013, and in May 2014, our board approved a $50,000 increase in its indemnification support, solely for the payment of outside legal expenses. We recorded a total of $182,697 in costs associated with Dr. Platt's indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014.  In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014.  On March 2, 2015, our Board of Directors voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697.  Our board determined that interest should be charged to Dr. Platt from the time he received the funds to the date of the meeting and that this amount would be offset against interest we owe Dr. Platt in conjunction with our note payable as referenced in Note 6 of the accompanying Notes to the Unaudited Condensed Financial Statements.  The remaining amount would be considered settled in full by the Company.

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There following are unregistered sales of equity securities made by the Company and not previously reported on Form 8-K.

In April, 2016, in accordance with the terms of a financial advisory agreement, the Company issued 3,000,000 shares and 2,000,000 shares to two separate parties.  The cost basis for the shares issued was $0.17.

Each of the preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits
Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Interim Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Interim Chief Financial Officer)**

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2016 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: May 10, 2016	By:	/s/ Conroy Chi-Heng Cheng
Conroy Chi-Heng Cheng
Chief Executive Officer