Form 10-Q
period 2016-06-30
Boston Therapeutics, Inc.
filed 2016-08-15
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-54586

BOSTON THERAPEUTICS, INC.
 (Exact name of registrant as specified in its charter)
Delaware	27-0801073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1750 Elm Street, Manchester, NH	03104
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common Stock, $0.001 par value per share	44,319,507 shares

BOSTON THERAPEUTICS, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us", "our", "BTI" or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,153	$40,995
Accounts receivable	4,662	-
Prepaid expenses and other current assets	432,450	78,356
Inventory	102,851	109,751
Total current assets	561,116	229,102

Property and equipment, net	4,379	7,668
Intangible assets, net	535,714	567,857
Goodwill	69,782	69,782
Other assets	-	3,625
Total assets	$1,170,991	$878,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$522,734	$575,068
Accrued expenses and other current liabilities	247,543	278,225
Deferred revenue	164,285	164,285
Notes payable – related party, current portion	297,820	20,000
Total current liabilities	1,232,382	1,037,578

Convertible notes payable, related party, net of discount	464,200	93,177
Notes payable - related parties	-	277,820
Total liabilities	1,696,582	1,408,575

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 44,319,507 and 39,319,507 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	44,319	39,319
Common stock subscribed	200,000	200,000
Additional paid-in capital	14,505,795	13,718,795
Accumulated deficit	(15,275,705)	(14,488,655)
Total stockholders' deficit	(525,591)	(530,541)

Total liabilities and stockholders' deficit	$1,170,991	$878,034

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statements of Operations (Unaudited)
	For the Three Months		For the Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$16,281	$38,851	$28,588	$90,180
Cost of goods sold	8,707	66,778	24,629	98,888
Gross margin (deficit	7,574	(27,927)	3,959	(8,708)

Operating expenses:
Research and development	19,929	96,992	41,701	302,411
Sales and marketing	52,864	2,143	71,514	34,894
General and administrative	112,816	384,175	326,773	900,097
Total operating expenses	185,609	483,310	439,988	1,237,402

Operating loss	(178,035)	(511,237)	(436,029)	(1,246,110)

Interest expense	(189,671)	(218,419)	(347,012)	(235,907)
Other income (expense)	-	(71)	(4,009)	77,575
Change in fair value of warrant liability	-	9,800	-	19,600
Change in fair value of derivative liabilities	-	33,689	-	22,317
Net loss	$(367,706)	$(686,238)	$(787,050)	$(1,362,525)

Net loss per share- basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding basic and diluted	43,825,002	38,645,870	41,584,700	38,605,392

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(787,050)	$(1,362,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,432	35,578
Stock-based compensation	-	241,246
Amortization of discount on debt	261,023	-
Non-cash interest expense	-	204,195
Provision for inventory obsolescence	-	26,062
Change in fair value of warrant liability	-	(19,600)
Change in fair value of derivative liabilities	-	(22,317)
Issuance of common stock for consulting services	-	13,682
Changes in operating assets and liabilities:
Accounts receivable	(4,662)	-
Inventory	6,900	45,201
Prepaid expenses and other current assets	(4,094)	(19,256)
Other assets	3,625	-
Accounts payable	(52,334)	270,637
Deferred revenue	-	62,610
Accrued expenses	(30,682)	143,058
Net cash used in operating activities	(571,842)	(381,429)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	552,000	432,000
Net cash provided by financing activities	552,000	432,000

Net (decrease) increase in cash and cash equivalents	(19,842)	50,571
Cash and cash equivalents, beginning of period	40,995	157,278
Cash and cash equivalents, end of period	$21,153	$207,849

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$4,000	$5,000
Non-cash financing activities:
Issuance of common stock in exchange for settlement of outstanding payables	$350,000	$22,179
Warrant liability associated with Typenex Convertible Note	$-	$146,995
Derivative liabilities associated with convertible notes payable	$-	$274,331
Beneficial conversion features associated with convertible notes payable	$442,000	$-

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

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

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $15.3 million and $21,000 cash on hand as of June 30, 2016. Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that cash resources will be sufficient to fund our planned operations into the fourth quarter of 2016 as a result of this funding and cash management. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2015 included in its Form 10-K filed with the SEC on March 30, 2016. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2016 and the results of operations for the three and six month periods ended June 30, 2016 and 2015.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of June 30, 2016 and December 31, 2015. At June 30, 2016, no single customer accounted for 10% of its accounts receivable. At December 31, 2015, there were no accounts receivable.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

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

As disclosed in Note 5 of the Notes to Unaudited Condensed Financial Statements, Advance Pharmaceutical Company Ltd., a related party, accounted for 0% and 91% of the Company's revenue during the three months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016 and 2015, Advance Pharmaceutical accounted for 0% and 78% of the Company's revenue, respectively.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of June 30, 2016 and December 31, 2015, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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
For the Three and Six Months Ended June 30, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three and six month periods ended June 30, 2016 did not include 6,289,000 and 12,424,669 options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and six month periods ended June 30, 2015 did not include 8,117,400 and 13,404,634 options and warrants, respectively, because of their anti-dilutive effect.

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

The components of inventories at June 30, 2016 and December 31, 2015, net of inventory reserves, were as follows:

	2016	2015
Raw materials	$34,919	$34,919
Finished goods	67,932	74,832
	$102,851	$109,751

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

3.           STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000.  The amendment went into effect on September 7, 2013. On November 2, 2015, the Company's Board of Directors voted to approve an increase in authorized common stock shares from 200,000,000 shares to 400,000,000 shares of the Company's common stock.  This increase is subject to shareholder approval.

Common Stock

In April 2016, the Company issued a total of 5,000,000 shares of its common stock with a fair value of $350,000 to two parties in exchange for investment advisory services.

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

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement.  As of June 30, 2016, the Company had 12,424,669 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following table summarizes the Company's common stock warrant activity during the six months ended June 30, 2016:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	12,424,669	$0.53
Granted	-	-
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding as of June 30, 2016	12,424,669	$0.53

4.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled "The 2010 Stock Plan" ("2010 Plan") under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of June 30, 2016 and December 31, 2015, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled "2011 Non-Qualified Stock Plan" ("2011 Plan") under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of June, 2016 and December 31, 2015, there were 6,039,000 and 6,039,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

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

No stock options were granted during the six months ended June 30, 2016

The fair value of stock options granted or revalued for the six months ended June 30, 2016 and 2015 was calculated with the following assumptions:

	2016	2015
Risk-free interest rate	-	1.3% - 1.9%
Expected dividend yield	-	0%
Volatility factor	-	79 – 91%
Expected life of option	-	4.60 to 10 years

The weighted-average fair value of stock options granted during the six month period ended June, 2016 and 2015, under the Black-Scholes option pricing model, was $0.00 and $0.14 per share, respectively.

The Company recognized $0 and $36,071 of stock-based compensation costs in the accompanying statement of operations for the three months ended June 30, 2016 and 2015, respectively.  The Company recognized $0 and $241,246 of stock-based compensation costs in the accompanying statement of operations for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there was no unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized in future periods.

The following table summarizes the Company's stock option activity during the six months ended June 30, 2016:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	6,289,000	$0.10-1.21	$0.37
Granted	-	-	-
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of June 30, 2016	6,289,000	$0.10-1.21	$0.37

There were no stock option exercises during the three and six months ended June 30, 2016 or June 30, 2015.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

4.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at June 39, 2016:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	0.38	$-	1,795,000	$0.10	0.38	$-
0.18	934,000	0.18	8.75	-	934,000	0.18	8.75	-
0.20	150,000	0.20	8.75	-	150,000	0.20	8.75	-
0.37	58,000	0.37	6.18	-	58,000	0.37	6.18	-
0.42	63,000	0.42	4.51	-	63,000	0.42	4.51	-
0.50	2,810,000	0.50	2.50	-	2,810,000	0.50	2.50	-
0.69	100,000	0.69	7.71	-	100,000	0.69	7.71	-
1.21	379,000	1.21	7.57	-	379,000	1.21	7.57	-
$0.10-1.21	6,289,000	$0.37	3.41	$-	6,289,000	$0.37	3.41	$-

The weighted-average remaining contractual life for stock options exercisable at June 30, 2016 is 3.41 years. At June 30, 2016, the Company has 11,363,880 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively. There was $0 intrinsic value for fully vested, exercisable options at both June 30, 2016 and December 31, 2015. There were no options exercised in the three or six months ended June 30, 2016 or June 30, 2015. No actual tax benefit was realized from stock option exercises during these periods.

As of June 30, 2016, all of the stock options issued by the Company are fully vested.

5.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt, the Company's former CEO and Chairman of the Board, advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates.  Most recently, effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. The maturity date for the Company's former President remain June 30, 2016 and have been classified as a current liability within the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company's common stock in conjunction with the Company's private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is interim CEO, interim CFO and a director of Advance Pharmaceutical and joined the Company's Board in December 2013.  There has been no revenue generated pursuant to the Agreement during the first six months of 2016.  Revenue generated pursuant to the Agreement for the three and six month periods ended June 30, 2015, were $35,231 and $70,137, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant.  On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY.  The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement.  As of June 30, 2016, the common stock has not been issued and the $200,000 remains in common stock subscribed.

During September 2015, the Company entered into a securities purchase agreement with CJY.  Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000 and in the first quarter of 2016 to $1,602,000. During the second quarter of 2016, the Note was amended again to $1,752,000.  This Note is intended to provide necessary bridge financing to the Company prior to an anticipated financing in the near future of an amount up to $1,500,000. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in September 2018.  The Company may prepay this Note and any accrued interest at any time.  At any time on, amounts outstanding under the CJY Note are convertible into the Company's common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,752,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of approximately $143,369 and $261,023 during the three and six months ended June 30, 2016.

Convertible notes payable – related party consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Principal balance	$1,752,000	$1,200,000
Debt discount	(1,287,800)	(1,106,823)
Outstanding, net of debt discount	$464,200	$93,177

6.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at June, 2016 and December 31, 2015:

	2016	2015
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(364,286)	(332,143)
Intangible assets, net	$535,714	$567,857

Amortization expense was $32,143 for the six months ended June 30, 2016 and 2015.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

7.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Newton MA under a 4 month lease that expires July 31, 2016. At that point, the lease will end with no further obligation. The Company recognized rent expense of $5,400 and $14,380 during the three months ended June 30, 2016 and 2015, respectively.  The Company recognized rent expense of $10,350 and $28,761 during the six months ended June 30, 2016 and 2015, respectively

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2016, are as follows:

Fiscal Year
2016	$1,800

Marketing Agreement

On May 14, 2014, the Company entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, the Company granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks was responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defined certain minimum net sales levels that Benchworks must achieve to maintain exclusivity; and the agreement also provided for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million. The agreement was terminated in July 2015. Revenue generated pursuant to the Marketing Agreement for the three and six months ended June 30, 2015, were $3,206 and $19,122, respectively.

8.         SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from June 30, 2016 through the date of filing, for possible disclosure and recognition in the financial statements.  See discussed below material subsequent events that impact its financial statements or disclosures.

On August 12, 2016 (the "Closing Date"), the Company entered into Securities Purchase Agreements with several accredited investors (the "Investors") providing for the sale by the Company to the Investors of 6% Convertible Promissory Notes in the aggregate amount of $1,322,500 (the "Notes") pursuant to which it received net proceeds of $1,083,050.  In addition to the Notes, the Investors also received stock purchase warrants (the "Warrants") to acquire an aggregate of 13,225,000 shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $0.10 and contain full price protection for a period of one year from the date of issuance.  On the six month anniversary, the Holder may exercise the Warrants on a cashless basis if the underlying shares of common stock are not registered for re-sale on a Form S-1 Registration Statement.  The Notes bear interest at 6% per annum and mature two years from issuance. The Investors may elect to convert all or part of the Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $0.075 per share.   Interest on the Notes is payable in cash quarterly commencing June 30, 2017 or, subject to certain equity conditions, shares of common stock at the Company's option the price equal to the lower of $0.75 or 90% of the lesser of the average of the VWAPs for the 20 consecutive trading days prior to the payment date or the average of the VWAPs for the 20 consecutive trading days ending on the trading day prior to the payment date. Late payments of interest are subject to a late fee. The conversion price is subject to adjustment for stock dividends and stock splits and the Investors will have participation rights to subsequent rights offering and pro rata distributions.  Holders will also have anti-dilution protection.  In addition, if after the original issue date of the Notes, either (i) the volume weighted average price equals or exceeds $0.50 for 10 consecutive trading days or (ii) the Company's elects to lists a class of securities on a national securities exchange, the Company may cause the Investors to convert all or part of the then outstanding principal amount of the Notes plus, accrued but unpaid interest, liquidated damages and other amounts owed.  The Company may not, without receiving the consent of the Investors holding 51% of the then outstanding Notes, incur debt senior to the Notes, create liens on its property, repay or repurchase its common stock or common stock equivalents other than the Conversion Shares and Warrant Shares or repurchases of stock of departing officers and directors under an aggregate of $100,000, repay or repurchase any indebtedness other than the payments under the Notes or currently existing regularly scheduled principal and interest payments as long as there is no event of default under the Notes, pay cash dividends or distributions on any Company equity securities or enter into any agreement with respect to any of the foregoing.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

The Company granted the Investors piggy back registration rights with respect to the shares of common stock underlying the Notes and the Warrants.

The Investors agreed to restrict its ability to convert the Notes and exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by the Investors after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $1,322,500 in face amount of Notes issued to the Investors. The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.  A registered broker-dealer (member, FINRA/SIPC), acted as the placement agent for the offering and received $132,250 in fees and a common stock purchase warrant to acquire 1,763,333 shares of common stock for a period of five years at an exercise price of $0.075 per share.
On August 12, 2016, the Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years.  Mr. Conroy Cheng resigned as an executive officer concurrent with Mr. Raush's appointment.  Mr. Change shall continue to serve on the Board.  Mr. Rausch will initially be located in Hong Kong but is expected to relocate to the United States within six months.  Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States.  Further, upon the Company being listed on a national exchange, Mr. Rausch's salary will be increased by $20,000.  The Company granted Mr. Rausch a Stock Option (the "Rausch Option") to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting.  The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company's product portfolio.    The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch's continued employment as an executive with the Company as of the vesting date.  In addition, as additional consideration for Mr. Rausch's commitment to the Company, the stock options previously granted to Mr. Rausch have been amended to provide an expiration date of August 12, 2026 and such options shall be considered fully vested.  Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon.  In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch's accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch's salary for a period of one year.   From 2008 to present, Mr. Rausch has served as an independent consultant for biopharmaceutical industrial clients, university based development facilities and contract research organizations for preclinical and clinical strategic management of investigative biological materials for registration with the European Medicines Agency and the US Food and Drug Administration.

The Company has entered into a Securities Purchase Agreement with CJY Holdings Limited ("CJY") whereby CJY on September 24, 2015, October 20, 2015, November 30, 2015,  March 1, 2016, March 11, 2016, May 6, 2016 and June 28, 2016 provided the Company financing and the Company issued to CJY Convertible Promissory Notes (the "CJY Notes") in the amounts of $750,000, $300,000, $150,000, $250,000, $152,000, $100,000 and $50,000, respectively.  The CJY Notes bear interest of 10% and are payable three years from the date of issuance.  Prior to the maturity dates of the CJY Notes, CJY may elect to convert all or part of the CJY Notes, plus accrued interest, into shares of common stock of the Company at a conversion rate of $0.05 per share.  On August 12, 2016, the Company and CJY entered into a letter agreement providing that the CJY Notes will have a maturity date of August 12, 2018 and provided CJY with anti-dilution price protection.

On August 12, 2016, the Company issued $1,304,800 million of convertible notes, (the "Notes"), in a private offering. Net proceeds from the issuance of the Notes after commissions and expenses from the issuance was $1 million. The Notes are due August 12, 2018 and bear interest at 6% per annum. The Notes and any accrued interest are convertible in whole or in part into shares of the Company's common stock at a conversion price of $0.075 per share. In addition, the Company issued warrants to purchase an additional 13,000,000 shares of the Company's common shares at $0.10 per share.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $15.3 million and $21,000 cash on hand as of June 30, 2016. Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2016 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

Results of Operations

Three Months Ended June 30, 2016 compared to June 30, 2015

Revenue

Revenue for the three months ended June 30, 2016 was $16,281, a decrease of $22,570 as compared to revenue of $38,851 for the three months ended June 30, 2015.  The decrease is primarily related to revenue generated from sales to Advanced Pharmaceutical, a related party, during the three months ended June 30, 2015 and through the Company's marketing partnership with Benchworks during the three months ended June 30, 2015 that was canceled in July 2015.

Gross Margin

The Company generated a gross margin for the three months ended June 30, 2016 of $7,574 as compared to a gross deficit of ($27,927) for the three months ended June, 2015.  The increase is primarily related to a charge for inventory obsolescence for approximately $26,000 during the three months ended June 30, 2015.

Research and Development

Research and development expense for the three months ended June 30, 2016 was $19,929, a decrease of $77,063 as compared to $96,992 for the three months ended June 30, 2015.  The decrease is attributed to the Company ceasing nearly all if its research and development activities due to the lack of adequate funding. The majority of the expense in 2016 is related to non-cash amortization of the intangible assets and part time consulting work.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2016 was $52,864, an increase of $50,721 as compared to $2,143 for the three months ended June 30, 2015. The increase in 2016 is related to advertising costs on radio and newspaper as the Company continues a new program to sell the Sugardown product into new markets. The Company has also hired various consultants to assist with market development.

General and Administrative

General and administrative expense for the three months ended June 30, 2016 was $112,816, a decrease of $271,359 as compared to $384,175 for the three months ended June 30, 2015.  Payroll and related expenses including benefits decreased by approximately $40,000 as all employees were terminated during 2015 and the company was maintained by outside consultants. Non-cash stock-based compensation expense decreased approximately $30,000 primarily due to all options becoming fully vested or canceled due to employee termination.  Investor relation related expenses also decreased by approximately $80,000 as the company was unable to support investor initiatives due to funding.  The Company's cost reduction initiatives also resulted in a reduction of approximately $120,000 of legal, accounting and other professional services.

Six Months Ended June 30, 2016 compared to June 30, 2015

Revenue

Revenue for the six months ended June 30, 2016 was $28,588, a decrease of $61,622 as compared to revenue of $90,180 for the six months ended June 30, 2015.  The decrease is primarily related to revenue generated from sales to Advanced Pharmaceutical, a related party, during the six months ended June 30, 2015 and through the Company's marketing partnership with Benchworks during the six months ended June 30, 2015.

Gross Margin

The Company generated a gross margin deficit for the six months ended June 30, 2016 of $3,959 as compared to a gross deficit of ($8,708) for the six months ended June 30, 2015.  The difference in the margins in primarily caused by a charge for inventory obsolescence of $26,000 taken in the first six months of 2015.

Research and Development

Research and development expense for the six months ended June 30, 2016 was $41,701, a decrease of $260,710 as compared to $302,411 for the six months ended June 30, 2015.  The decrease is attributed to the Company ceasing nearly all if its research and development activities due to the lack of adequate funding. The majority of the expense in 2016 is related to non-cash amortization of the intangible assets and part time consulting work.

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2016 was $71,514, an increase of $36,620 as compared to $34,894 for the six months ended June 30, 2015. The increase in 2016 is related to advertising costs on radio and newspaper as the Company continues a new program to sell the Sugardown product into new markets. The Company has also hired various consultants to assist with market development.

General and Administrative

General and administrative expense for the six months ended June 30, 2016 was $326,773, a decrease of $573,324 as compared to $900,097 for the six months ended June 30, 2015.  Payroll and related expenses including benefits decreased by approximately $114,000 as all employees were terminated during 2015 and the company was maintained by outside consultants. Non-cash stock-based compensation expense decreased approximately $156,000 primarily due to all options becoming fully vested or canceled due to employee termination.  Investor relation related expenses also decreased by approximately $95,000 as the company was unable to support investor initiatives due to funding.  The Company's cost reduction initiatives also resulted in a reduction of approximately $160,000 of legal, accounting and other professional services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had cash of $21,153 and accounts payable and accrued expenses and other current liabilities of $1,232,382. During the six months ended June, 2016, the Company used $571,842 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations.  The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2016 as a result of this funding and cash management. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

On August 12, 2016, the Company entered into Securities Purchase Agreements with several accredited investors (the "Investors") providing for the sale by the Company to the Investors of 6% Convertible Promissory Notes in the aggregate amount of $1,322,500 (the "Notes") pursuant to which it received net proceeds of $1,083,050.  In addition to the Notes, the Investors also received stock purchase warrants to acquire an aggregate of 13,225,000 shares of common stock of the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first six months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There following are unregistered sales of equity securities made by the Company during the three months ended June 30, 2016 and not previously reported on Form 8-K.

In April, 2016, in accordance with the terms of a financial advisory agreement, the Company issued 3,000,000 shares and 2,000,000 shares to two separate parties.  The cost basis for the shares issued was $0.07.

Each of the preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 12, 2016 (the "Closing Date"), the Company entered into Securities Purchase Agreements with several accredited investors (the "Investors") providing for the sale by the Company to the Investors of 6% Convertible Promissory Notes in the aggregate amount of $1,322,500 (the "Notes") pursuant to which it received net proceeds of $1,083,050.  In addition to the Notes, the Investors also received stock purchase warrants (the "Warrants") to acquire an aggregate of 13,225,000 shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $0.10 and contain full price protection for a period of one year from the date of issuance.  On the six month anniversary, the Holder may exercise the Warrants on a cashless basis if the underlying shares of common stock are not registered for re-sale on a Form S-1 Registration Statement.  The Notes bear interest at 6% per annum and mature two years from issuance. The Investors may elect to convert all or part of the Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $0.075 per share.   Interest on the Notes is payable in cash quarterly commencing June 30, 2017 or, subject to certain equity conditions, shares of common stock at the Company's option the price equal to the lower of $0.75 or 90% of the lesser of the average of the VWAPs for the 20 consecutive trading days prior to the payment date or  the average of the VWAPs for the 20 consecutive trading days ending on the trading day prior to the payment date. Late payments of interest are subject to a late fee. The conversion price is subject to adjustment for stock dividends and stock splits and the Investors will have participation rights to subsequent rights offering and pro rata distributions.  Holders will also have anti-dilution protection.  In addition, if after the original issue date of the Notes, either (i) the volume weighted average price equals or exceeds $0.50 for 10 consecutive trading days or (ii) the Company's elects to lists a class of securities on a national securities exchange, the Company may cause the Investors to convert all or part of the then outstanding principal amount of the Notes plus, accrued but unpaid interest, liquidated damages and other amounts owed.  The Company may not, without receiving the consent of the Investors holding 51% of the then outstanding Notes, incur debt senior to the Notes, create liens on its property and engage in other corporate actions as defined in the Notes.  The Company granted the Investors piggy back registration rights with respect to the shares of common stock underlying the Notes and the Warrants.

The Investors agreed to restrict its ability to convert the Notes and exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by the Investors after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $1,322,500 in face amount of Notes issued to the Investors. The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.  A registered broker-dealer (member, FINRA/SIPC), acted as the placement agent for the offering and received $132,250 in fees and a common stock purchase warrant to acquire 1,763,333 shares of common stock for a period of five years at an exercise price of $0.075 per share.

Item 5. Other Information - continued

On August 12, 2016, the Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Conroy Cheng resigned as an executive officer concurrent with Mr. Raush's appointment. Mr. Change shall continue to serve on the Board. Mr. Rausch will initially be located in Hong Kong but is expected to relocate to the United States within six months. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch's salary will be increased by $20,000. The Company granted Mr. Rausch a Stock Option (the "Rausch Option") to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company's product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch's continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch's commitment to the Company, the stock options previously granted to Mr. Rausch have been amended to provide an expiration date of August 12, 2026 and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch's accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch's salary for a period of one year. From 2008 to present, Mr. Rausch has served as an independent consultant for biopharmaceutical industrial clients, university based development facilities and contract research organizations for preclinical and clinical strategic management of investigative biological materials for registration with the European Medicines Agency and the US Food and Drug Administration. From 2006 to 2008, Mr. Rausch was a principal with Biotechnology Partners, which provided advisory services to biotechnology clients. Mr. Rausch served as the Vice Chairman and Chief Technical Officer of Biopure Corporation ("Biopure") from 2002 to 2005. Mr. Rausch cofounded Biopure in 1984. From 1984 until 2002, Mr. Rausch served as Chairman and Chief Executive Officer. Following Mr. Rausch's resignation as Chief Executive Officer of Biopure, the SEC filed a Complaint against, Biopure, other senior management and Mr. Rausch. However, on September 24, 2005, simultaneously a settlement with final judgment was entered with Mr. Rausch only. Without admitting or denying the allegations of the Complaint, Mr. Rausch and the SEC settled with an agreement to avoid any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-11 and 13a-13 thereunder and to pay a civil penalty of $40,000 in installments. Prior to Biopure's founding, Mr. Rausch was Vice President, Preparative and Process, at Millipore Corporation. He holds an M.S. degree in chemical engineering from the Massachusetts Institute of Technology and holds an M.S. degree in medical engineering and a B.S. degree in chemical engineering from Tufts University.

The Company has entered into a Securities Purchase Agreement with CJY Holdings Limited ("CJY") whereby CJY on September 24, 2015, October 20, 2015, November 30, 2015, March 1, 2016, March 11, 2016, May 6, 2016 and June 28, 2016 provided the Company financing and the Company issued to CJY Convertible Promissory Notes (the "CJY Notes") in the amounts of $750,000, $300,000, $150,000, $250,000, $152,000, $100,000 and $50,000, respectively. The CJY Notes bear interest of 10% and are payable three years from the date of issuance. Prior to the maturity dates of the CJY Notes, CJY may elect to convert all or part of the CJY Notes, plus accrued interest, into shares of common stock of the Company at a conversion rate of $0.05 per share. On August 12, 2016, the Company and CJY entered into a letter agreement providing that the CJY Notes will have a maturity date of August 12, 2018 and provided CJY with anti-dilution price protection.

Item 6.  Exhibits

Exhibit No.	Title of Document

4.1	Form of Securities Purchase Agreement entered with the August 2016 Accredited Investors

4.2	Form of 6% Senior Convertible Debuenture

4.3	Form of Stock Purchase Warrant

4.4	Letter Agreement between the Company and CJY Holdings Limited dated August 12, 2016

10.1	Executive Employment Agreement between the Company and Carl. W. Rausch dated August 12, 2016

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Interim Chief Executive and Financial Officer)**

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2016 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August 15, 2016	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer