Form 10-Q
period 2016-09-30
Boston Therapeutics, Inc.
filed 2016-11-10
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-54586

BOSTON THERAPEUTICS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	27-0801073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

354 Merrimack Street #4, Lawrence, MA	01843
(Address of principal executive offices)	(Zip Code)
603-935-9799
 (Registrant’s telephone number, including area code)

233 Needham Street, Newton, MA 02464
(Former address)``

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2016
Common Stock, $0.001 par value per share	45,508,396 shares

BOSTON THERAPEUTICS, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the consolidated operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc., and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$922,927	$40,995
Accounts receivable	7,608	-
Prepaid expenses and other current assets	73,539	78,356
Inventory	100,451	109,751
Total current assets	1,104,525	229,102

Property and equipment, net	2,789	7,668
Intangible assets, net	519,643	567,857
Goodwill	69,782	69,782
Other assets	-	3,625
Total assets	$1,696,739	$878,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$286,535	$575,068
Accrued expenses and other current liabilities	247,544	278,225
Deferred revenue	164,285	164,285
Notes payable – related party, current portion	297,820	20,000
Total current liabilities	996,184	1,037,578

Convertible notes payable, related party, net of discount	609,330	93,177
Convertible notes payable	110,987	-
Warrant liability	2,157,978	-
Derivative liability	2,623,013	-
Notes payable - related parties	-	277,820
Total liabilities	6,497,492	1,408,575

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 45,508,396 and 39,319,507 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	45,508	39,319
Common stock subscribed	200,000	200,000
Additional paid-in capital	14,849,372	13,718,795
Accumulated deficit	(19,895,633)	(14,488,655)
Total stockholders’ deficit	(4,800,753)	(530,541)

Total liabilities and stockholders’ deficit	$1,696,739	$878,034

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$11,695	$4,602	$40,283	$94,782
Cost of goods sold	17,233	50,069	41,862	148,957
Gross deficit	(5,538)	(45,467)	(1,579)	(54,175)

Operating expenses:
Research and development	16,071	46,751	57,772	349,162
Sales and marketing	22,705	1,076	94,219	35,970
General and administrative	471,944	369,928	798,717	1,270,025
Total operating expenses	510,720	417,755	950,708	1,655,157

Operating loss	(516,258)	(463,222)	(952,287)	(1,709,332)

Interest expense	(1,176,014)	(102,500)	(1,523,026)	(338,407)
Other income (expense)	(1)	(181)	(4,010)	77,394
Change in fair value of warrant liability	-	-	-	19,600
Financing cost	(350,000)	-	(350,000)	-
Loss on extinguishment of debt	-	(219,993)	-	(219,993)
Fair value of derivative liabilities	(2,577,655)	252,014	(2,577,655)	274,331
Net loss	$(4,619,928)	$(533,882)	$(5,406,978)	$(1,896,407)

Net loss per share- basic and diluted	$(0.10)	$(0.01)	$(0.13)	$(0.05)
Weighted average shares outstanding basic and diluted	45,107,792	39,120,555	42,615,867	38,777,113

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statement of Stockholders’ Deficit For the nine months ended September 30, 2016

					Additional	Common		Total
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balance, December 31, 2015	-	$-	39,319,507	$39,319	$13,718,795	$200,000	$(14,488,655)	$(530,541)

Beneficial conversion feature on convertible note payable					442,000			442,000

Stock issuance to for financing			5,000,000	5,000	345,000			350,000
Issuance of common stock for consulting services			1,188,889	1,189	117,700			118,889

Stock based compensation					225,877			225,877

Net loss							(5,406,978)	(5,406,978)

Balance, September 30, 2016 (Unaudited)	-	$-	45,508,396	$45,508	$14,849,372	$200,000	$(19,895,633)	$(4,800,753)

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,406,978)	$(1,896,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,093	53,318
Stock-based compensation	225,877	267,223
Loss on extinguishment of debt	-	219,993
Amortization of discount on debt	500,626	-
Non-cash interest expense and derivative costs	526,036	288,931
Stock issuance for financing cost	350,000	-
Provision for inventory obsolescence	-	71,062
Change in fair value of derivative liabilities	2,577,655	(274,331)
Issuance of common stock for consulting services	-	91,180
Changes in operating assets and liabilities:
Accounts receivable	(7,608)	-
Inventory	9,300	(59,215)
Prepaid expenses and other current assets	4,817	(14,227)
Other assets	3,625	-
Accounts payable	180,356	479,267
Deferred revenue	-	62,610
Accrued expenses	(30,681)	82,890
Net cash used in operating activities	(1,013,882)	(627,706)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable – related party (net of issuance discounts and fees)	552,000	1,282,000
Proceeds from issuance of convertible notes payable	1,600,000	-
Payment of deferred finance costs	(256,186)
Repayment of convertible notes payable	-	(753,333)
Net cash provided by financing activities	1,895,814	528,667

Net (decrease) increase in cash and cash equivalents	881,932	(99,039)
Cash and cash equivalents, beginning of period	40,995	157,278
Cash and cash equivalents, end of period	$922,927	$58,239

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$21,797
Income taxes	$-	$-
Non-cash financing activities:
Issuance of common stock in exchange for settlement of outstanding payables	$468,889	$31,287
Warrant liability associated with Convertible Note	$-	$146,995
Derivative liabilities associated with convertible notes payable	$-	$274,331

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc., headquartered in Lawrence, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320, a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation. In addition, a formulation of the material SUGARDOWN®, falls within the regulatory dietary supplement guidelines and is designed to reduce post-meal blood sugar increases. In its patent portfolio, the Company had laboratory practical development of a combination material called IPOXYN. In its initial phase, IPOXYN is a continuous intravenous drug for the prevention of necrosis and treatment of ischemia with a first target indication for assisting in the treatment of lower limb ischemia often associated with diabetes.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and primarily a CRO/CMO contracted operating history. As shown in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $19.9 million and $923,000 cash on hand as of September 30, 2016. Management is restructuring and is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. During the third quarter of 2015 through June 30, 2016, the Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. During the third quarter of 2016, the Company raised additional funding from third party investors through the sale of 6% Convertible Notes. See Note 4. Management anticipates that cash resources will be sufficient to fund our planned operations into the first quarter of 2017. The Company has entered into an advisory agreement with an investment banking firm whereby the Company hopes to receive appropriate performance supported funding for its operations. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2015 included in its Form 10-K filed with the SEC on March 30, 2016. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2016 and the results of operations for the three and nine month periods ended September 30, 2016 and 2015.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of September 30, 2016 and December 31, 2015.  At December 31, 2015, there were no accounts receivable.

Inventory

Inventory consists of raw materials, and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. The Company continues to monitor the valuation of its inventory.

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

As disclosed in Note 8 of the Notes to Unaudited Condensed Financial Statements, Advance Pharmaceutical Company Ltd., a related party, accounted for 0% and 91% of the Company’s revenue during the three months ended September 30, 2016 and 2015, respectively.  During the nine months ended September 30, 2016 and 2015, Advance Pharmaceutical accounted for 0% and 78% of the Company’s revenue, respectively.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of September 30, 2016 and December 31, 2015, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

Convertible Instruments
U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.
When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.
Common Stock Purchase Warrants and Other Derivative Financial Instruments
The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.
The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2016 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.
As such, the Company was required to record the debt and warrant derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.
Based upon ASC 840-15-25, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes.  Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company has a limited history of market prices of the common stock, and as such volatility is estimated using historical volatilities over the prior three years. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized in the financial statements on a straight-line basis over the vesting period, based on awards that are ultimately expected to vest.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three and nine month periods ended September 30, 2016 did not include 59,495,233, and 12,289,000 and 28,424,669 for convertible notes payable and accrued interest, options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine month periods ended September 30, 2015 did not include 8,029,900 and 12,424,669 for options and warrants, respectively, because of their anti-dilutive effect.

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

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern. The new standard addresses management’s responsibility to evaluate whether there is a substantial doubt about the Company’s ability to continue as a going concern.  It requires management to perform interim and annual assessments of the Company’s ability to continue as a going concern and to provide related disclosures.  The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of this standard on its financial statements.

2.             INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at September 30, 2016 and December 31, 2015, net of inventory reserves, were as follows:

	2016	2015
Raw materials	$34,919	$34,919
Finished goods	65,532	74,832
	$100,451	$109,751

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

3.           INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications are being amortized on a straight-line basis over their useful lives of 14 years.  Goodwill is not amortized, but is evaluated annually for impairment.

Intangible assets consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(380,357)	(332,143)
Intangible assets, net	$519,643	$567,857

Amortization expense was $48,214 for the nine months ended September 30, 2016 and 2015.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1 —	quoted prices in active markets for identical assets or liabilities
Level 2 —	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 —	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of September 30, 2016 measured at fair value on a recurring basis are summarized below (none at December 31, 2015):
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,623,013	$-	$-	$2,623,013
Warrant liability	2,157,978	-	-	2,157,978
Total	$4,780,991	$-	$-	$4,780,991

The Company determined that certain conversion/exercise option related to a convertible note and issued warrants did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the conversion/exercise prices was subject to reset adjustment should the Company issue any option to acquire the Company’s common stock lower than the conversion /exercise price. Accordingly, the Company was required to record such conversion/exercise options as a liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)
The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the nine months ended September 30, 2016:
Conversion option:
	At	September 30,
	Inception	2016
Common Stock Closing Price	$0.0945	$0.14
Conversion Price per Share	$0.075	$0.075
Conversion Shares	21,333,334	21,333,334
Call Option Value	0.0839	0.1233
Dividend Yield	0.00%	0.00%
Volatility	212.53%	214.57%
Risk-free Interest Rate	0.725%	0.77%
Term	2.0 years	1.92 years
Exercise option:
	At	September 30,
	Inception	2016
Common Stock Closing Price	$0.0945	$0.14
Conversion Price per Share	$0.100	$0.100
Conversion Shares	16,000,000	16,000,000
Call Option Value	0.0929	0.1349
Dividend Yield	0.00%	0.00%
Volatility	212.53%	214.57%
Risk-free Interest Rate	1.15%	1.14%
Term	5.0 years	4.92 years
The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate.  The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.
Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures.
The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.
Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s condensed statements of operations.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended September 30, 2016:
	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2015	$-0-	$-0-
Aggregate amount of derivative instruments issued	1,189,040	1,014,296
Change in fair value of derivative liabilities	1,433,973	1,143,682
Balance, September 30, 2016	$2,623,013	$2,157,978

5. CONVERTIBLE NOTES PAYABLE

In August and September 2016, the Company issued senior convertible debentures for an aggregate of $1,600,000 (the “Convertible Debentures”) in exchange for an aggregate net cash proceeds of $1,327,300, net of financing costs. The Convertible Debentures have a stated interest rate of 6% per annum payable quarterly beginning June 30, 2017 and are due two years from the date of issuance, the latest due September 15, 2018 and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.075 with certain anti-dilutive (reset) provisions and are subject to forced conversion if either i) the volume weighted average common stock price for each of any 10 consecutive trading days equals or exceeds $0.50, or (ii) the Company’s elects to lists a class of securities on a national securities exchange.

As long as the convertible notes remain outstanding, the Company is restricted from incurring any indebtedness or liens, except as permitted (as defined), amend its charter in any matter that materially effects rights of noteholders, repay or repurchase more than de minimis number of shares of common stock other than conversion or warrant shares, repay or repurchase all or any portion of any indebtedness or pay cash dividends.

In connection with the issuance of the Convertible Debentures, the Company issued an aggregate of 16,000,000 warrants to purchase the Company’s common stock at $0.10 per share, expiring five years from the date of issuance, the latest being September 15, 2021. These warrants contain a cashless exercise and certain anti-dilutive (reset) provisions.

The Company determined that certain conversion/exercise option related to a convertible note and issued warrants did not have fixed settlement provisions and are deemed to be derivative financial instruments due to price protection features present in the conversion/ exercise price that are not consistent with a fixed for fixed model.
The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the issuance date of the debenture and warrants and to re-measure the derivatives at fair value as of each subsequent reporting date.

The Company recognized the value attributable to the conversion feature of the convertible debenture and issued warrants of $2,203,336 and together with financing costs of $272,700 (aggregate of $2,476,036) as a discount against the notes up to $1,600,000 with the excess of $876,036 charged to current period interest. The Company valued the conversion option and the warrants using the Binomial Lattice pricing model as described in Note 4. The debt discount is amortized over the note’s maturity period as interest expense.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

5.           CONVERTIBLE NOTES PAYABLE – (Continued)
For the three and nine months ended September 30, 2016, the Company amortized $94,473 debt discount to operations as interest expense.

Convertible notes payable consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Principal balance	$1,600,000	$-
Debt discount	(1,232,828)	-
Deferred finance costs	(256,185)	-
Outstanding, net of debt discount	$110,987	$-

6.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000.  The amendment went into effect on September 7, 2013. On November 2, 2015, the Company’s Board of Directors voted to approve an increase in authorized common stock shares from 200,000,000 shares to 400,000,000 shares of the Company’s common stock.  This increase is subject to shareholder approval.

Common Stock

In August 2016, the Company issued 1,188,889 shares of its common stock with a fair value of $118,889 to two vendors in exchange for services previously recorded.

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

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement.  As of September 30, 2016, the Company had 28,424,669 warrants outstanding which are all classified as equity instruments and are fully exercisable.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

6.          STOCKHOLDERS’ EQUITY - continued

The following table summarizes the Company’s common stock warrant activity during the nine months ended September 30, 2016:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	12,424,669	$0.53
Granted	16,000,000	0.10
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding as of September 30, 2016	28,424,669	$0.29

7.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (“2010 Plan”) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of September 30, 2016 and December 31, 2015, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (“2011 Plan”) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of September 30, 2016 and December 31, 2015, there were 12,039,000 and 6,039,000 options outstanding under the 2011 Plan, respectively.

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

On August 22, 2016, the Company granted 6,000,000 options to purchase its common shares to its new CEO as a part of his employment agreement.  The options consist of 3 separate tranches with different exercise prices and vest upon reaching certain milestones. All 6 million options have a five year life. The first 2,000,000 shares have an exercise price of $0.20 per share and vest upon the Company raising at least $1 million in financing. The second 2,000,000 shares carry an exercise price of $0.40 per share and vest upon the Company raising $5 million in financing. The third 2,000,000 shares carry an exercise price of $0.60 per share and vest upon the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio.

In addition, the Company amended 1,500,000 stock options previously granted to the new CEO to extend the expiration date to August 22, 2026. These options were all previously vested.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

7.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The fair value of stock options granted or revalued for the nine months ended September 30, 2016 and 2015 was calculated with the following assumptions:
	2016	2015
Risk-free interest rate	1.1%	1.3% - 1.9%
Expected dividend yield	0%	0%
Volatility factor	213%	79 – 91%
Expected life of option	5 years	4.60 to 10 years

The weighted-average fair value of stock options granted during the nine month period ended September, 2016 and 2015, under the Black-Scholes option pricing model, was $0.06 and $0.14 per share, respectively.

The Company recognized $225,877 and $25,977 of stock-based compensation costs in the accompanying statement of operations for the three months ended September 30, 2016 and 2015, respectively.  The Company recognized $225,877 and $267,224 of stock-based compensation costs in the accompanying statement of operations for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there was $244,634 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized in future periods.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2016:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	6,289,000	$0.10-1.21	$0.37
Granted	6,000,000	$0.20-0.60	$0.40
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of September 30, 2016	12,289,000	$0.10-1.21	$0.39

There were no stock option exercises during the three and nine months ended September 30, 2016 or September 30, 2015.

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2016:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,795,000	$0.10	1.00	$-	1,795,000	$0.10	1.00	$-
0.18	934,000	0.18	6.75	-	934,000	0.18	6.75	-
0.20	2,150,000	0.20	5.24	-	2,150,000	0.20	5.24	-
0.37	58,000	0.37	5.93	-	58,000	0.37	5.93	-
0.40	2,000,000	0.40	4.92	122,798	-	0.40	4.92	-
0.42	63,000	0.42	4.26	-	63,000	0.42	4.26	-
0.50	2,810,000	0.50	1.35	-	2,810,000	0.50	1.35	-
0.60	2,000,000	0.60	4.92	121,836	-	040	4.92	-
0.69	100,000	0.69	7.63	-	100,000	0.69	7.63	-
1.21	379,000	1.21	7.57	-	379,000	1.21	7.57	-
$0.10-1.21	12,289,000	$0.39	4.34	$244,634	8,289,000	$0.33	4.03	$-

The weighted-average remaining contractual life for stock options exercisable at September 30, 2016 is 4.34 years. At September 30, 2016, the Company has 5,461,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively. There was $244,634 and $0 intrinsic value for unvested, exercisable options at September 30, 2016 and December 31, 2015. There was $0 intrinsic value for fully vested exercisable options at September 30, 2016 and December 31, 2015. There were no options exercised in the three or nine months ended September 30, 2016 or September 30, 2015. No actual tax benefit was realized from stock option exercises during these periods.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

7.          STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

As of September 30, 2016, the Company has 4,000,000 of unvested shares.

8.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt, the Company’s former CEO and Chairman of the Board, advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates.  Most recently, effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. The maturity date for the Company's former President remained at June 30, 2016 and is currently in default. The notes have been classified as a current liability within the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013.  There has been no revenue generated pursuant to the Agreement during the first nine months of 2016.  Revenue generated pursuant to the Agreement for the three and nine month periods ended September 30, 2015, were $35,231 and $70,137, respectively.

In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant.  On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY.  The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement.  As of September 30, 2016, the common stock has not been issued and the $200,000 remains in common stock subscribed.

During September 2015, the Company entered into a securities purchase agreement with CJY.  Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000 and in the first quarter of 2016 to $1,602,000. During the second quarter of 2016, the Note was amended again to $1,752,000.  This Note is intended to provide necessary bridge financing to the Company prior to an anticipated financing in the near future of an amount up to $1,500,000. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in September 2018.  The Company may prepay this Note and any accrued interest at any time.  At any time, amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,752,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of approximately $145,130 and $406,153 during the three and nine months ended September 30, 2016.

Convertible notes payable – related party consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Principal balance	$1,752,000	$1,200,000
Debt discount	(1,142,670)	(1,106,823)
Outstanding, net of debt discount	$609,330	$93,177

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

9.           COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space in Lawrence, MA under a month to month lease. Prior to this location, the Company leased office space in Newton MA under a 4 month lease that expired July 31, 2016. The Company has no further obligation under that lease. The Company recognized rent expense of $1,800 and $14,381 during the three months ended September 30, 2016 and 2015, respectively.  The Company recognized rent expense of $12,150 and $43,143 during the nine months ended September 30, 2016 and 2015, respectively

There are no future minimum lease payments under non-cancelable operating leases as of September 30, 2016.

Marketing Agreement

On May 14, 2014, the Company entered into a definitive Marketing Agreement with Benchworks SD, LLC (Benchworks), a company engaged in the marketing, promotion and offering for distribution and sale of pharmaceutical, healthcare and consumer products. Under the terms of the agreement, the Company granted Benchworks the exclusive right to promote, market, sell and distribute SUGARDOWN® in North America for an initial term of one year, subject to extension in accordance with the terms of the agreement. Benchworks was responsible and bears the expense for marketing and commercializing SUGARDOWN®, including the creation and payment for marketing, creative and promotional materials. The agreement defined certain minimum net sales levels that Benchworks must achieve to maintain exclusivity; and the agreement also provided for net sales splits with Benchworks receiving 65% of the first $10 million in net sales from the sale of SUGARDOWN® in North America, with a declining share to 50% for net sales in excess of $40 million. The agreement was terminated in July 2015. Revenue generated pursuant to the Marketing Agreement for the three and nine months ended September 30, 2015, were $0 and $19,122, respectively.

10.         SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from September 30, 2016 through the date of filing, for possible disclosure and recognition in the financial statements.  See discussed below material subsequent events that impact its financial statements or disclosures.

On October 13, 2016, the Company issued a press release that announced that the Company along with its partner company, Advance Pharmaceutical Co., Ltd., which holds a license for the Company’s products in Asia, received a grant from the Research and Development Cash Rebate Program of up to $400,000 (USD) from the Hong Kong Innovation and Technology Commision (ITC), which will be used for a feasibility study of a novel way to safely and accurately self-screen and facilitate risk management associated with the onset of diabetes and other vascular disease-related states including stroke and cardiovascular disease.

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

Overview

Boston Therapeutics, Inc., headquartered in Lawrence, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical to develop markets in Hong Kong, China and Macau.  In November 2014, we agreed to expand this marketing agreement to include 12 additional countries:  Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to further expand their authorized territories to include Japan.

During the quarter, the Company continued its diabetes development and in October, in a press release, we presented positive topline data on postprandial hyperglycemia in high risk pre-diabetic Chinese population from the proof of concept trial conducted at the Chinese University of Hong Kong. With >95% overall compliance across study groups, the phase II proof of concept trial demonstrated that both low dose (4g) and high dose (8g) BTI320 are safe and effective in significantly reducing various continuous glucose monitor parameters when compared against placebo. The Clinical Study was a 16 week double blind randomized placebo controlled study consisting of 60 prediabetic but otherwise healthy subjects. Additional information regarding this clinical trial can be found at https://clinicaltrials.gov/ct2/show/NCT02358668.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and commercial operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $19.9 million and has approximately $923,000 cash on hand as of September 30, 2016. Management is currently seeking additional capital through private placements, public offerings and mergers and acquisitions through the use of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. During the third quarter of 2015 through June 30, 2016, the Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. During the third quarter of 2016, the Company raised additional funding from third party investors through the sale of 6% Convertible Notes. See Note 4. Management anticipates that cash resources will be sufficient to fund our planned operations into the first quarter of 2017 as a result of this funding and cash management. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended September 30, 2016 compared to September 30, 2015

Revenue

Revenue for the three months ended September 30, 2016 was $11,695, an increase of $7,093 as compared to revenue of $4,602 for the three months ended September 30, 2015.  The increase is primarily related to the Company’s proof of concept marketing efforts earlier in the year.

Gross Margin

The Company generated a gross deficit for the three months ended September 30, 2016 of $5,538 as compared to a gross deficit of $45,467 for the three months ended September 30, 2015.  The improvement is primarily related to a charge for inventory obsolescence for approximately $45,000 during the three months ended September 30, 2015.

Research and Development

Research and development expense for the three months ended September 30, 2016 was $16,071, a decrease of $30,680 as compared to $46,751 for the three months ended September 30, 2015.  The decrease is attributed to the Company ceasing nearly all if its research and development activities due to the lack of adequate funding and resources to manage the effort. The expense in 2016 is related to non-cash amortization of the intangible assets while the 2015 charges related to non-cash amortization of the intangible and part time consulting work.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2016 was $22,705, an increase of $21,629 as compared to $1,076 for the three months ended September 30, 2015. The increase in 2016 is related to a marketing consultant who is developing concept plans to test market and sell the Sugardown product and advertising costs as the Company continues a new program to sell the Sugardown product as a dietary supplement into targeted markets.

General and Administrative

General and administrative expense for the three months ended September 30, 2016 was $471,944, an increase of $102,016 as compared to $369,928 for the three months ended September 30, 2015.  Payroll and related expenses including benefits decreased by approximately $56,000 as all employees were terminated during 2015 and the company was maintained by outside contracted consultants. This savings was offset by an increase of consulting services of approximately $100,000 which includes a $60,000 sign on bonus for the CEO contract engagement. Non-cash stock-based compensation expense increased approximately $214,000 primarily due to new options issued to the CEO.  Investor relation related expenses also decreased by approximately $30,000 as the company was unable to support investor initiatives due to funding.  The Company’s cost reduction initiatives also resulted in a reduction of approximately $40,000 of legal, accounting and other professional services.

Nine Months Ended September 30, 2016 compared to September 30, 2015

Revenue

Revenue for the nine months ended September 30, 2016 was $40,283, a decrease of $54,499 as compared to revenue of $94,782 for the nine months ended September 30, 2015.  The decrease is primarily related to revenue generated from sales to Advanced Pharmaceutical, a related party, during the nine months ended September 30, 2015 and through the Company’s marketing partnership with Benchworks during the nine months ended September 30, 2015. This decrease was offset by the Company’s marketing efforts to expand awareness of the Sugardown product since the beginning of 2016.

Gross Margin

The Company generated a gross deficit for the nine months ended September 30, 2016 of $1,579 as compared to a gross deficit of $54,175 for the nine months ended September 30, 2015.  The difference in the margins in primarily caused by a charge for inventory obsolescence of $71,000 taken in the first nine months of 2015.

Research and Development

Research and development expense for the nine months ended September 30, 2016 was $57,772, a decrease of $291,390 as compared to $349,162 for the nine months ended September 30, 2015.  The decrease is attributed to the Company suspending nearly all if its research and development activities starting in the third quarter of 2015 due to the lack of adequate funding. The majority of the expense in 2016 is related to non-cash amortization of the intangible assets and part time consulting work.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2016 was $94,219, an increase of $58,249 as compared to $35,970 for the nine months ended September 30, 2015. The increase in 2016 is related to advertising costs on radio and newspaper as the Company continues a new program to support the selling of the Sugardown product into test markets. The Company has also hired a consultant to assist with market development.

General and Administrative

General and administrative expense for the nine months ended September 30, 2016 was $798,717, a decrease of $471,308 as compared to $1,270,025 for the nine months ended September 30, 2015.  Payroll and related expenses including benefits decreased by approximately $165,000 as all employees were terminated during 2015 and the company was maintained by outside consultants. The related consulting fees offset these savings by approximately $100,000. Non-cash stock-based compensation expense increased approximately $106,000 primarily due to new options granted to the CEO offset by all older options becoming fully vested or canceled due to past employee terminations.  Investor relations related expenses also decreased by approximately $250,000 as the company did not wish to support ant special investor initiatives pending the management restructuring.  The Company’s cost reduction initiatives also resulted in a reduction of approximately $245,000 of legal, accounting and other professional services.  The Company also reduced its rent expense by approximately $25,000 by moving out of its facility in Manchester NH during 2015 and into less expensive office space.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash of $922,927 and accounts payable and accrued expenses and other current liabilities of $996,184. During the nine months ended September 30, 2016, the Company used $1,013,882 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development for BTI-320 and IPOXYN.  Management is currently seeking additional capital through private placements, public offerings of its common stock and mergers or acquisitions through the use of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. During the third quarter of 2015 through June 30, 2016, the Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. During the third quarter of 2016, the Company raised $1.6 million of additional funding from third party investors through the sale of 6% Convertible Notes. See Note 4. The Company also issued warrants to purchase an additional 16,000,000 shares of its common stock at $0,10 per share. The warrants expire in September 2021. The Company has entered into an advisory agreement with an investment banking firm whereby the Company is hopeful to receive funding for its operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There following are unregistered sales of equity securities made by the Company during the three months ended September 30, 2016 and not previously reported on Form 8-K.

In August 2016, the Company issued 1,188,889 shares of its common stock with a fair value of $118,889 to two vendors in exchange for services previously recorded.

Each of the preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits
Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officer Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer)**

101
The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2016 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 10, 2016	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer