Form 10-K
period 2016-12-31
Boston Therapeutics, Inc.
filed 2017-03-28
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,742,874.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2017
Common Stock, $0.001 par value per share	46,702,836 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

None.

BOSTON THERAPEUTICS, INC.

FORM 10-K

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

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

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors, risks and uncertainties that could cause actual results to differ materially are the following:

•	We may be unable to raise the capital we will need to maintain operations and fulfill our business objectives; and if we are successful in raising capital, such capital may not be on acceptable terms.
•	We are subject to extensive and costly regulation by the FDA, which must approve our product candidates in development and could restrict the sales and marketing of such products in development.
•	We may be unable to achieve commercial viability and acceptance of our proposed products.
•	We may be unable to retain key members of our senior management.
•	We may be unable to improve upon, protect and/or enforce our intellectual property.
•	We may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates.
•	We are subject to significant competition.
•	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy public reporting requirements, which will increase our costs and require additional management resources.

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

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009, under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. Boston Therapeutics, headquartered in Lawrence, MA, (OTCQB: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320, a non- systemic, non-toxic, investigative therapeutic compound designed to reduce post-meal glucose elevation, SUGARDOWN®, a dietary supplement designed to manage post-meal sugar spikes and IPOXYN, an investigative intravenous fluid therapy for the prevention of necrosis and a treatment for ischemia, with an initial target indication of lower limb ischemic events often associated with diabetes.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $18.2 million and $687,185 cash on hand as of December 31, 2016. We raised $2,152,000 in gross proceeds from private placements during the year ended December 31, 2016. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2017. There is no guarantee that the Company will be successful in raising capital or if it is successful, that such capital will be on acceptable terms. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company may seek to raise additional capital through public or private debt or public or private equity financings, and partnerships or licensing opportunities in order to fund our operations. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

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

Currently, our lead pharmaceutical drug candidates are:

•	BTI-320, a non-systemic, carbohydrate-based compound designed to reduce post-meal elevation of blood glucose levels in Type 2 diabetic patients, pre diabetic patients; and

•	IPOXYN, a carbohydrate-based, injectable drug intended to prevent necrosis, or cell death, and to treat hypoxic conditions, such as diabetic foot ulcers and other vascular/neurological complications.

Following Phase II clinical trial results reported in 2013 and the recent Phase IIb clinical trial concluded in October 2014, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug Application (or IND) which we filed for BTI-320 to treat Type 2 diabetes and weight management in 2014. The filing has been brought current and Joslin Diabetes Center in Boston MA will serve as the lead clinic in the first phase of a potential multi-center, multi-country trial expected to commence in 2017. The trial is expected to enroll up to 30 patients with the expansion to 360 patients in the 24 week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms. The trial will employ precision medical monitoring and will target the primary efficacy endpoint of Post Prandial sugar reduction resulting in a mean change in HbA1c levels from baseline at 24 weeks. It is anticipated to be conducted at a number of international centers located in the U.S., Europe, Asia and Australia. In addition, we are technically supporting an additional clinical trial in at risk pre-diabetic patients that is being carried out in Hong Kong and has received up to $400,000 of reimbursement support employing a state of the art retinal image analysis to evaluate the compounds effection of reduction of stroke risk.

We are in negotiation with Conroy Chi-Heng Cheng pursuant to which Mr. Cheng or an affiliate to Mr. Cheng will fund such trial. There is no guarantee that we will be able to successfully close such financing. Mr. Cheng is a director and a shareholder of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong based, privately held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement with Advance Pharmaceutical. In addition, CJY Holdings Limited, a Company controlled by Mr. Cheng’s brother, Cheng Chi Him, holds a significant amount of convertible debentures payable by the Company.

Development of IPOXYN is in the pre-clinical planning stage by Boston Therapeutics and no work has been done to date due to lack of financial resources. The Company is exploring a partnering alliance for the participation with and funded program in China. We anticipate activity will occur with support funding later this year.

In addition, we currently test market and sell SUGARDOWN®, a non-systemic, carbohydrate-based dietary supplement designed to support healthy blood glucose levels, over the Internet and by purchase order, as well as through a piloting program in specialty independent pharmacies.

Novelty of Complex Carbohydrate Science

Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections. We believe this offers a largely untapped area for treatment by utilizing:

•	in the case of BTI-320 and SUGARDOWN®, modified mannan (a polymer found in plants) to lower the rise in post-prandial blood glucose (PPG, or post-meal blood sugar), and
•	in the case of IPOXYN, stabilized hemoglobin as modified by carbohydrate chemistry to deliver oxygen to cells in hypoxic condition.

We use naturally occurring, available processed plant materials as starting material to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are then formulated into acceptable pharmaceutical material. Using these novel carbohydrate-based candidate compounds that largely bind and inhibit enzymes, we are undertaking the focused pursuit of developing therapies for metabolic diseases like diabetes and other serious diseases in which enzymes have a demonstrated role in causing the disease.

Our newly restructured management team, including most notably our Board Member and Chief Executive Officer Carl W. Rausch, has played a leading role in the development of complex carbohydrate science in Asia and a pipeline of carbohydrate-based therapeutics with other protein chemistries to address a variety of unmet medical needs. We believe this expertise is particularly valuable as we progress the specialty process and clinical development of our products and the Company works to expand, to partner and to build market awareness of the technologies and the introductory sales of SUGARDOWN®.

BTI-320 and SUGARDOWN® Mechanisms of Action

Diabetes is a chronic disease in which a patient’s inability to produce the hormone insulin in sufficient amounts or at all. This defect leads to high levels of glucose in the blood stream, which in turn can cause complications such as heart, kidney and retina dysfunction and death. The modified mannan in BTI-320 tablet form, works to lower the immediate rise in post-meal blood glucose in several ways. First, we believe it binds to long-chain starch polysaccharides in food and to the digestive enzymes that cleave these large sugars into glucose. Second, it temporarily coats the inside of the small intestine to slow the absorption of glucose. Together, these mechanisms have been shown to lower the rate of absorption of glucose from the small intestine into the blood. And even delay the exposure time to a region lower in the gut.

BTI-320 is intended to reduce the amount of glucose available for absorption into the bloodstream. Most anti-diabetes drugs, also called hypoglycemic drugs, force blood sugar levels down systemically by targeting organs such as the pancreas and the body’s cells, increasing the risk of side effects as has been evidenced in recent FDA findings and concerns for cardiac insult, kidney disease, and even brain dysfunction.. In contrast, BTI-320 targets enzymes in the mouth and small intestine to reduce the uptake of glucose during the digestion of carbohydrate foods. We believe this preemptive, non-systemic approach to blood sugar management provides for a broader safety profile as well as the ability to work with other systemic blood lowering agents like insulin. All this leads to lower prescription drug dosing and longer term effectiveness. The BTI-320 profile is enhanced due to its GRAS (Generally Regarded as Safe) classification. SUGARDOWN® has a similar mechanism of action and designation.

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

In this study, forty-five percent (45%) of patients responded positively with a forty percent (40%) reduction of post-meal glucose in the blood compared to baseline in a dose-dependent manner. Additionally, results showed the effect of BTI-320 does not correlate with duration of diabetes, and worked safely regardless of concurrent diabetes medications. There was no severe hypoglycemia (low blood sugar episodes), gastrointestinal side effects were mild and satiety (fullness) was observed. In the article published in the July/August 2013 issue of the peer reviewed journal, Endocrine Practice, there were no serious adverse events (SAEs) from the data analysis of the open-label dose escalation crossover trial on patients with Type 2 diabetes.

In 2012, with Advance Pharmaceutical, we conducted a clinical study glycemic test at the University of Sydney in Australia. The results showed the post-meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® prior to a high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61 percent in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 32 percent reduction in the post-meal iAUC for glucose and a 24 percent reduction in post-meal insulin response for the volunteers in the study. No severe adverse effects were reported or observed during the study. SUGARDOWN® was tested in healthy, but overweight, adults with a mean body mass index (BMI) value of 27.3 kg/m2. This clinical study indicated that SUGARDOWN® can maintain healthy glucose levels even after meals, when sugar tends to spike. (Studies are under monograph review)

In October 2014, we reported results from a pilot Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates. The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months. The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design. Of the 23 patients that completed the trial, 15 patients did not demonstrate a measurable difference in response by reporting a significant reduction from normal to the rice test meal. The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels. Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial. The results of the trial showed BTI-320 as safe and well tolerated, with no serious adverse events reported and provided information on different patient populations to be used to design the appropriate designed protocols for future clinical trials. This also reflects the need for continuous glucose monitoring as a way to capture the post prandial effect on sugar reduction, and effect not seen with the present medications in the US.

In 2016, Advance Pharmaceuticals completed and reported the 60 patient proof of concept trial, and reflected no increases in fructosmanine and short term measure of glycation of plasma protein, and a significant decrease in the Post Prandial blood glucose acute rise in blood sugar in high risk Asia pre-diabetic patients. The trial was fully reported on Clinicaltrials.gov and the abstract was accepted for the June 2017 American Diabetic Association meeting in June. The data sets are embargoed and the manuscript is being prepared for submission for publication.

We except to commence further trials in 2017, which are subject to structuring a funding arragement with Mr. Cheng or an affiliate of Mr. Cheng. There is no guarantee that we will be able to successfully close such financing. We except to advance a proof of concept trial for vascular effect by the proprietary analysis of retinal vasculature in 2017. This study being performed with grant funds from the Hong Kong granting agency, will potentially demonstrate the broad risk reduction effect for vascular diseases that can be effected by the reduction in post prandial sugar. The Company is in talks to secure rights for the use of the proprietary technology and thus help secure the strong predictive effect on risk reduction from stroke, kidney disease, Alzheimer’s, and other vascular disorders brought on by high blood sugar.

IPOXYN and OXYFEX

IPOXYN (research investigative material) is a carbohydrate-based, intravenous injectable intravenous solution that can potentially prevent hypoxic condition and cell death, and treat these hypoxic conditions related to wound healing such as diabetic foot ulcers and other vascular complications of diabetes. IPOXYN, an oxygen carrier blood substitute, has a very broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia. In addition, since donated human blood needs refrigeration and has a shelf life of less than one month, IPOXYN can serve as an adjunct to or replacement for donated blood in trauma and surgery cases when there are human blood supply deficiencies.

Hypoxia is a condition in which cells lack sufficient oxygen delivery to support metabolic function. As evidenced by the well-established record of data relating to similar products, the IPOXYN carbohydrate molecule contains oxygen rechargeable iron which picks up oxygen in the lungs, is 5,000 times smaller than a red blood cell (or RBC), and can reach hypoxic tissue more effectively than RBCs. IPOXYN is stable at room temperature, has a three year shelf life and requires no blood type matching. We plan to introduce this product in clinical trials for hypoxic medical conditions.

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

Upon raising the required capital, we intend to develop OXYFEX, a veterinary analog to IPOXYN. We are unaware of any drug currently on the market for animals that can deliver oxygen, and there is only limited “blood banking” for animals despite a constant need. OXYFEX™ can serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

IPOXYN and OXYFEX consist of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support. We have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN. We are in the process of developing IPOXYN for pre-clinical studies, in order to conduct clinical trials and to file applications with the FDA as applicable. Our goal is to file an IND application with the FDA, provided we obtain adequate funding. We expect to have access to the pilot-scale manufacturing facility of a third party with adequate capacity to produce IPOXYN for clinical trials and market introduction.

We have access, subject to adequate funding, to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient quantities of IPOXYN to complete pre- clinical pharmacokinetic, safety and efficacy studies in support of an investigative new drug (IND) filing in the United States in 2017. The primary raw material for IPOXYN is extracted from controlled sourced bovine blood which can be obtained from multiple sources at commodity prices under Good Manufacturing Practice (GMP). There are numerous facilities capable of processing source verified red blood cell extract. We expect to put in place agreements for obtaining and processing these materials upon funding.

Drug Development Status

BTI-320 is our lead product candidate and is currently in Phase II clinical development. We plan to initiate trials in the first half of 2017 subject to raising adequate capital. Following Phase II clinical trial results reported in 2013 and the Phase IIb clinical trial concluded in October 2014, the FDA accepted the first Investigational New Drug Application (or IND) We proposed for BTI-320 to treat Type 2 diabetes and weight management. Joslin Diabetes Center in Boston will serve as the lead clinic for the multi-center, multi-country trial that may commence in 2017 subject to use receiving adequate funding. The trial may enroll up to 360 patients in the 24 week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms. One of the primary endpoints of efficacy of the trial is the mean change in HbA1c levels from baseline at 24 weeks. This is anticipated to be conducted at a number of international centers located in the U.S., Europe, Asia and Australia. Development of IPOXYN is in the pre-clinical planning stage and further development is on hold pending the securing of adequate funding.

BTI-320

In March 2014, following the successful results of the Dartmouth study, we received and additional Institutional Review Board (IRB) approval to initiate a clinical study of BTI-320 in the United States. In October 2014, we completed a Phase II trial in the United States and we are currently delaying any additional Phase II trial efforts in France due to enrollment performance issues and lack of resources to support the effort. These trials were designed to add CGM (continuous glucose monitoring) and better define PPG effects that support the results from our Dartmouth study for BTI-320. In the Dartmouth study, BTI-320 was well tolerated in patients taking various anti-diabetic agents, including Metformin. The recent additional clinical trial in the U.S. showed BTI-320 was safe and well tolerated with no serious adverse events reported. The FDA has accepted an IND which was filed for BTI-320 to treat Type 2 Diabetes and weight management. Subject to adequate funding, we tentatively are planning to commence additional clinical trials in 2017 for BTI-320.

IPOXYN

We believe IPOXYN is a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN can alleviate acute deficiency of oxygen and avert further life threatening complications and muscle and tissue death which can result from a sustained deficiency of oxygen. Our belief about the safety and efficacy of IPOXYN is based on preliminary good laboratory practices (GLP) testing of a material that is proposed to be bio-similar to IPOXYN, where it was found that such bio-similar formulation had no material toxicity on a small group of animals. We understand that this testing of GLP intent investigative materials produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans. However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN could become a significant new management tool to moderate the inconsistencies and logistics of RBC transfusion in all parts of the world.

In addition to the expansive and broad application field development of human medical management, we envision a sizable and very accepting market in the veterinary field. We could expect to make a registration filing for this market as soon as we can complete pre-clinical safety and efficacy studies. Clinical safety and efficacy studies under Good Manufacturing Practices have not yet been initiated.

Preliminary data from animal testing conducted by third parties as well as similarity testing suggests successful use of OXYFEX in hypoxia and critical anemic situations, where hypoxic conditions were critical to animal survival. Other early experiments with similarly experimental materials with dogs suggest intervention with OXYFEX will significantly improve survival in induced canine anemia models. This veterinary treatment of signs and symptom of canine anemia will be our first target for seeking early regulatory approval in the European Union. As there is substantial commonality between the metabolic functions of humans and other mammals, animal testing becomes a starting point for many clinical development programs that can directly translate into clinical development programs for humans. The third party testing described here was conducted by a company that developed a bio-similar product to OXYFEX. Testing included repeated intravenous infusions of the product in dogs that was reported in documented literature and private regulatory filings, and the testing did not result in reported mortality/morbidity of the subject animals. Reports concerning anemic dogs infused with the bio-similar materials showed increased plasma hemoglobin levels resulting in an increase of the oxygen carrying capacity of the treated animals. We have no agreements with the third party that conducted these toxicity tests, or its successors. No further development work has been conducted on IPOXYN pending securing adequate funding and finalizing strategy as to the best development plan. We also will move forward with new designations at to these investigative biosimilar materials as the funding or alliance partnering is secured. We recently were issued composition of matter patents in this line of material development.

Market Opportunity

Diabetes and Metabolic Disease Related Illness

According to the International Diabetes Federation, in 2013, 382 million people worldwide are living with diabetes and that number is projected to increase to 592 million by 2035. In the United States alone, the Center for Disease Control estimated that there were 26 million people living with diabetes and an estimated 79 million people who were pre-diabetic in 2011. Standard therapies for diabetes include physician recommended diet and exercise, oral hypoglycemic drugs such as Metformin for Type 2 diabetes and insulin injection regimens for people with Type 1 diabetes. The objective of each is to manage a daily blood glucose level range recommended by a physician. Each of the current therapies alone has its limitations including numerous side effects and all treat the lack of control the system has to reduce the excesses of immediate sugar exposure absorbed in the gut.

According to Standard & Poor’s, the diabetes drug market is estimated to be $35 billion and is on pace to grow to more than $58 billion by 2018. Pharmaceutical companies have been investigating new approaches to treating diabetes and market value has been maintained in the industry due to the introduction of these new products. We believe that BTI-320 represents a near-term commercial opportunity in a large and growing diabetes market worldwide. BTI-320 is pharmacologically differentiated from commercially available PPG drugs via its apparent efficacy without severe side effect.

We believe that many patients with diabetes have suboptimal relief from the route coaus and with the use of the above therapies alone or in combination with each other drugs. In addition, other types of PPGs are only effective by themselves in the early stages of impaired glucose tolerance. The present BTI-320 oral formulation is a new class of drug for the treatment of Type 2 diabetes. Human testing to date has shown that it is safe and non-systemic with a benign side effect profile that will be used fin the treatment of diabetes. We believe BTI-320 has the potential to be an adjunctive therapy when combined with Metformin, the most prescribed diabetes drug in the U.S. with 50 million prescriptions annually.

Hypoxia

Development of IPOXYN (investigational material) is in the pre-clinical stage and no work has been done in the past 2 years due to the lack of funding. Our injectable drug candidate, IPOXYN, will potentially compete with existing therapies for the treatment of hypoxia or anti-necrosis that according to Global Industry Analysts, Inc. has a global market opportunity of $1 billion. Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function. The standard therapy for acute anemia resulting from blood loss is infusion of RBCs mainly from supplies of donated blood. For prophylactic or long-term treatment of anticipated or chronic anemia, medications that stimulate the creation of new RBCs are frequently used.

Presently, there is no substitute for human red blood cells to deliver oxygen to the body; and transfusions involve many risks and limitations. The standard therapy for reversing hypoxia is blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine or hyperbaric oxygen therapy (HBOT) is a medical term for using oxygen at a level higher than atmospheric pressure. The HBOT treatment can only be done at a medical facility and each session can cost from $200 to more than $1,000 for the 90 minute chamber exposure. For decades, oxygen carriers have been developed for perfusion and oxygenation of ischemic tissue; none have yet succeeded in becoming an artificial blood component or an immediate blood or oxygen carrier substitute for the RBC’s. These past products were either expired blood-derived elements, synthetic perfluorocarbons, or red blood cell modifiers. According to a Brown University study, there is a global shortage of safe transfusion suitable blood of 110 million units, and the need for blood is rising 6-7% annually. IPOXYN, a blood substitute, has a broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia.

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

We intend to develop IPOXYN pending securing adequate financing and finalizing strategy as to the best development plan. We may also develop IPOXYN, an injectable drug candidate for prevention of necrosis and treatment of hypoxia. IPOXYN is a polysaccharide based therapeutic agent using proprietary processes and patented technology. Our IPOXYN drug consists of a stabilized polysaccharide composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

According to Global Industry Analysts, Inc., the global market opportunity for anti-hypoxia or anti-necrosis technology is $1 billion. Early entry global markets include the following:

•	Military
•	Asia (replace Hepatitis C contaminated blood products)
•	Africa (AIDS contaminated blood)
•	Newborns
•	Trauma
•	Lower Limb Ischemia and other vascular complications of diabetes

BTI-320

Overview

BTI-320 is our lead product candidate and is currently in Phase II clinical development. Subject to us obtaining adequate funding, we expect to begin additional clinical trials in 2017.

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

Products Competitive with BTI-320

Anti-diabetic drugs. Anti-diabetic drugs treat diabetes mellitus by lowering glucose levels in the blood. With the exceptions of insulin, insulin analogues and Glucagon-like Peptide-1 Agonists, all are administered orally and are thus also called oral hypoglycemic agents or oral anti-hyperglycemic agents. There are different classes of anti-diabetic drugs, and their selection depends on the nature of the diabetes, age and situation of the person, as well as other factors. BTI-320 is the first compound in a new class of therapies called Carbohydrate- Hydrolyzing Enzyme Inhibitor (CHEI) for treatment of patients with Type 2 diabetes. BTI-320 acts non-systematically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing postprandial glucose excursion (post-meal blood sugar elevation).

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

IPOXYN and OXYFEX™

Development of IPOXYN is in the pre-clinical stage and no work has progressed due to financial constraints. IPOXYN is designed for delivery as an intravenous solution, with the expectation that it can support an inadequate supply of RBC oxygen needed to maintain metabolic functions in the body. It may function without the limitations of compatibility, availability, short shelf life, volume and logistical challenges commonly associated with transfusions of whole blood and packed red blood cells. Other intravenous fluids commonly used in emergency trauma to restore blood volume, such as Ringer’s lactate or saline, are not designed to and do not carry oxygen. At present we have not conducted any clinical trials to confirm the efficacy of, or filed any applications with the FDA with respect to, IPOXYN. IPOXYN will not be ready for commercialization until these steps are completed. Preclinical animal study results for IPOXYN were presented at the XIII International Symposium on Blood Substitutes and Oxygen Therapeutics in July 2011.

Upon securing adequate funding, we plan to introduce this investigational product into clinical trials for hypoxic medical conditions. Hypoxia promotes resistance to conventional treatments, as well as treatments for other diseases. IPOXYN has the potential to greatly improve survival of patients in multiple indications in which hypoxia is a factor. Hypoxia is a condition in which cells lack sufficient oxygen supply to support normal metabolic functions. It is widely known through research that lack of oxygen will result in a cascade of biochemical reactions which promote resistance to many helpful therapeutic substances and which interfere with the body’s own repair mechanisms. Antibiotics for the treatment of infection are less effective when hypoxic conditions are involved. Similarly, hypoxic cancer cells are resistant to chemotherapy treatments; most chemotherapy drugs rely on rapid cell division which requires normal oxygenation of cells, but in a hypoxic condition, cells proliferate by other pathways and therefore resist many chemotherapy treatments.

Another unmet clinical need is in various acute ischemic conditions, where hypoxia can develop from a local restriction of constrained blood vessels, or poor and compromised flow which leads to insufficient supply of oxygen by otherwise well-oxygenated and distributed RBCs, e.g. cerebral ischemia, ischemic heart disease and intrauterine hypoxia which is an unchallenged cause of perinatal death. In these cases IPOXYN, as a rechargeable soluble oxygen delivery agent, may not be restrained whereas well-oxygenated RBCs may be prevented due to size from free flow and distribution and thus the delivery of oxygen. RBCs are large biological structures compared to the size of IPOXYN, which is a modified single-protein function oxygen carrier. In ischemic and hypoxic conditions, RBCs may not be able to perfuse the small vessels which have lost their ability to permit RBC distribution and thus oxygen delivery. Due to its small molecular size, IPOXYN can carry and distribute oxygen widely without risk of clot formation and flow stoppage.

In veterinary medicine applications, OXYFEX™ will be used as an oxygen delivery agent similar to an RBC replacement for ischemia and trauma, as well as for blood loss during surgery.

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

When compared to RBC transfusion, we believe IPOXYN will have the following advantages:

•	Availability: readily available, with at least three year shelf-life (much longer than the five week plus shelf life for RBCs) and easier to perfuse.
•	Stability: stored at room temperature for years while maintaining its full capacity for oxygen delivery and release and logistical convenience.
•	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.
•	Compatibility: safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.
•	Critical care: IPOXYN can be safely applied outside the hospital to treat or prevent ischemic conditions in cases like shock and trauma, heart attack or stroke where low flow or suspended local flow are disrupted. A readily available infusion package makes it a straightforward tool for emergency medical teams to use on site in order to save a patient’s life, when time is of the essence for survival.
•	Molecular structure: Chemically, IPOXYN features a small molecular size compared to RBCs, so it possesses better flow characteristics and circumvents constricted and partially occluded vessels that restrict flow of RBCs and thus the supply of oxygen to tissues and organs.
•	Oxygenation: Due to its high solubility, it has high capacity and faster exchange of oxygen in tissues, as well as facilitating the release of oxygen from RBCs for overall unparalled efficiency.

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

The fields of treatment of oxygen-deprived states have been approached in many ways. These include such techniques as high oxygen concentration, hyperbaric chambers, as well as the more mechanical approaches of vessel dilation and blood thinning. All have met with minor measures of improvement. In the early 1980’s a number of companies focused on creating specific oxygen carriers that were either (a) blood derived elements, (b) synthetics consisting of Perfluoro chemicals or (c) elements created using recombinant and molecular engineering approaches (red cell modifiers). Companies including Baxter, Abbot, and Biopure and OPK Biotech, for example, used the blood derived approach; Green Cross, Alliance Pharmaceuticals and Synthetic blood focused on synthetics, and Somatogen and Allos Therapeutics tried recombinant and molecular engineering. All of these approaches were early attempts to meet a need whose main focus has been on a “blood substitute”. Our approach is fundamentally different. Instead of a blood substitute, we are offering a new chemical entity that will deliver oxygen to hypoxic cells.

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

We believe that these programs are still in the preclinical stage of development. We believe that our use of controlled source bovine materials for the production of IPOXYN is an advantage over products made from donated expired human red blood cells stored for a long period of time and other competitive approaches because of the availability, abundance, ability to control source, cost and relative safety of bovine red blood cells.

SUGARDOWN®

We have developed and currently produce and test market sell SUGARDOWN®, a non-systemic complex carbohydrate-based dietary food supplement to support healthy post-meal blood glucose using proprietary processes and technology. We will have unrestricted access to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient supply of SUGARDOWN® to support product distribution across multiple sales channels regulated as a dietary supplement. Our SUGARDOWN® designated dietary supplement consists of a complex carbohydrate composition.

Status of Development of SUGARDOWN®

We completed development of SUGARDOWN® as an over the counter (OTC) dietary supplement. We filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN®, which describes the proposed mechanism of action of SUGARDOWN® in reducing post-meal elevation of glucose in the blood. We have submitted thirty structural and functional claims with the FDA. We currently have strategically filed national stage patent applications pending that are directed to the Composition of purified mannans, which are utilized in the formulation of SUGARDOWN®. We have also received a registered mark for SUGARDOWN®. General Product Liability Insurance for SUGARDOWN® has been in effect since April 2010. On January 24, 2012, we announced the clinical test results in healthy volunteers performed at the Sydney University Glycemic Institute for Research with SUGARDOWN®. On January 28, 2013, we announced the final results of the study conducted at the University of Sydney that showed the post- meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® tablets prior to a high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61% in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 25.5% reduction in the post-meal iAUC for glucose and a 20% reduction in post-meal insulin response for the 10 volunteers in the study. No severe adverse effects were reported or observed during the study.

Licensing Agreement with Advance Pharmaceutical Company

On June 24, 2011, we entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company and a significant stockholder of ours.

Under terms of the Agreement, we will manufacture and supply product in bulk for Advance Pharmaceutical. Advance Pharmaceutical may be responsible for the packaging, marketing and distribution of SUGARDOWN™ in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by us. The Agreement provides that Advance Pharmaceutical will pay royalties to us for SUGARDOWN™ and related products developed by us and a reduced royalty rate for products based on our intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2016 and 2015 were approximately $52,000 and $70,000, respectively.

Marketing SUGARDOWN®

We believe SUGARDOWN® is a safe and effective designated dietary supplement that can help support healthy after-meal blood sugar excursions out of normal ranges and support a weight management plan by helping to curb appetite if taken before meals. The product is ready for limited market release and is currently available for distribution in some Asian markets and is available for sale in the U.S. through our product website, www.sugardown.com.

To date, our marketing plan for SUGARDOWN® has been test marketing and to out-license marketing rights to strategic partners in their jurisdictions of expertise. In June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd., our Hong Kong-based strategic partner that is also a significant stockholder of ours, to develop markets for SUGARDOWN® in Hong Kong, China and Macau. (See licensing partnership above)

Overview of Diabetes

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

Presently, there is no substitute for human blood to deliver oxygen to the body; and transfusions involve certain risks and limitations. Despite the effort by blood banks around the world to screen the blood supply for HIV, hepatitis and other blood borne diseases, there is a continuing risk of an unsafe blood supply in many parts of the world; donated blood continues to carry the risk of disease transmission.

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

Business Strategy

Our business strategy primarily consists of the following:

•	to advance our leading clinical stage drug candidates, BTI-320 and IPOXYN/OXYFEX, through staged regulatory approvals in the United States and the European Union and, if successful, to commercialize BTI-320 and IPOXYN either on our own or with one or more strategic partners in the U.S. and/or outside of the U.S.; and
•	to drive brand awareness and increase sales of SUGARDOWN® in North America and globally in 2017 and beyond and to further study the potential beneficial characteristics of SUGARDOWN®.

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

Key Strengths

We believe that our key differentiating elements include:

•	Focus on novel therapeutic opportunities provided by carbohydrates: We are focused on development of carbohydrate-based compounds to better manage blood glucose and anti-necrosis or hypoxia therapeutics. As a result of its structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins. Carbohydrate-based therapeutics have proven to be efficacious and safe, while elimination many common side effects from other types of drugs.
•	Experienced management: Carl Rausch is a leader in the field of oxygen therapeutics products and through the years was responsible for the only manufactured and tested, and approved materials in this field as supported through publications and product approvals in Russia and South Africa for the human version and for the Veterinary world in the European Union and for the US FDA.
•	Products are differentiated from other investigative materials and address significant unmet needs: Both of our lead product candidates, BTI-320 and IPOXYN, are well-differentiated diabetes-related formulations that address important unmet medical needs. Diabetes prevention and management, including excessive sugar exposure management and treatment of inflammatory diseases, remains a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current diabetes-related therapies and the growing population of affected individuals.
•	A multiple product portfolio with a balanced risk reward profile: We have two lead product candidates and a dietary supplement product currently generating a small revenue with what we believe can uncover significant growth prospects. We have also begun to develop a pipeline of additional carbohydrate-based therapeutics. Accordingly, we believe that the revenues we generate from our advanced products and drug candidates will offset costs related to developing our existing and future pipeline.
•	Efficient development strategy: We believe that the FDA’s 505(b)(2) regulatory pathway for IPOXYN and its veterinary analog, OXYFEX, lowers the risk of drug development of these drug candidates. Our strategy of combining these drugs, once approved, with novel delivery methods and pharmaceutical compositions is expected to significantly reduce clinical development time and costs and lowers regulatory risks, while delivering valuable products in areas of high unmet need to the market place.

Subsidiaries

We currently have no subsidiaries.

Employees

The Company does not have any full time employees. Carl Rausch is our Chief Executive Officer and Chief Financial Officer. Mr. Rausch works under an employment agreement with the Company. The Company employs other consultants to assist with the operation of the business as needed.

Facilities

We currently lease office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. Prior to this location, we leased office space at 233 Needham Street, Newton MA 02464. This lease expired July 31, 2016 and no further obligation exists. During 2015, we leased an office located at 1750 Elm Street, Suite 103, Manchester, NH 03104. The Company abandoned the Manchester NH lease in October of 2015. In March 2016, the Company and the landlord agreed to settle the remaining lease obligation for a one-time payment of $152,000. The Company has no future obligation under the lease.

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

Intellectual Property

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to our business. Our patent portfolio is directed to three main areas, mannans, hemoglobin composition and methods of use, and taste masking in chewable tablets. The active ingredient in BTI-320 is a mannan, and BTI-320 is a proprietary fractionated mannan. Mannans are a group of plant-derived complex carbohydrates, or polysaccharides, which consist mainly of polymers of the sugar mannose. Some of the plants from which mannans are derived are guar, locust bean, fenugreek, barley and konjac. Published studies on mannans have shown that they possess significant biological activity ranging from inhibition of cholesterol absorption to promoting wound healing and inhibiting tumor growth. Studies have also shown that consuming mannans before a meal may lessen the rise in blood glucose after the meal. Therefore, supplementation with mannans may be beneficial in the management of diabetes by supporting healthy blood sugar levels. We seek to strengthen our patent portfolio and increase market exclusivity as we progress in our clinical development process. During the clinical development and commercial scale up of our products, we anticipate additional intellectual property may be realized from the creation of novel therapeutic formulations, methods of manufacture, methods of use and novel quality control assays for each of our products. Our intellectual property estate directed to our technology and products consists of four international patent applications and their related national stage applications entitled: Composition of Purified Soluble Mannans for Dietary Supplements and Methods of Use Thereof (W02012/061675); Hemoglobin Compositions and Methods of Use (WO2012/78850); Encapsulation of Pharmaceuticals for Taste Masking in Chewable Tablets (PCT/US14/27243); and Compositions for Inhibiting Amylase Mediated Hydrolysis of Alpha (1-4) Linked Glucose Polymers (WO PCT/US16/31120). The international patent application entitled Hemoglobin Compositions and Methods of Use and its related national stage filings, which were assigned to us by Dr. Platt, are directed to our IPOXYN and OXYFEX technologies. National patent applications related to Hemoglobin Compositions have been recently allowed in the jurisdictions of Europe and China. Additional Hemoglobin Composition applications are pending in the United States and Hong Kong. The international patent application entitled Composition of Purified Soluble Mannans for Dietary Supplements and Methods of Use Thereof and its related national stage filings, which were assigned to us by Dr. Platt, are directed to our BTI-320 and SUGARDOWN® technologies. National patent applications related to the Purified Soluble Mannans have been recently allowed in China and Hong Kong. Additional Purified Soluble Mannans applications are pending in the United States, Korea and Europe. The international application entitled: Compositions for Inhibiting Amylase Mediated Hydrolysis of Alpha (1-4) Linked Glucose Polymers will enter its national phase in November of 2017. Dr. Platt also has assigned the trademarks IPOXYN (U.S. Trademark Application No. 77754473) and Avanyx Therapeutics™ (U.S. Trademark Application No. 77806120) to us. Dr. Platt and our former President Mr. Tassey have assigned the trademark SUGARDOWN® (U.S. Trademark Reg. No. 3,955,414, registered May 3, 2011) to us.

It is not economically practicable to determine in advance whether our products, product components, manufacturing processes or the intended uses for our products infringe the patent rights of others. It is likely that, from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could harm our business.

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

Clinical trials involve the administration of the investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator consistent with an informed consent. Each clinical protocol is submitted, reviewed and approved by an independent Institutional Review Board, or IRB, or Ethical Committee (EC) at a participating hospital or clinical site, at which the study will be conducted. The IRB/EC will consider, among other things; ethical factors, safety to human subjects and the possible liability of the institution.

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

The approval process varies from country to country and can be complicated and time consuming; the time needed to secure approval may be longer or shorter than that required for FDA approval. For example, the European Union requires approval of a Marketing Authorization Application by the European Medicines Evaluation Agency. These applications require the completion of extensive preclinical studies, clinical studies and manufacturing and controls information.

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

We have incurred losses totaling $18.2 million from August 24, 2009 (inception) through December 31, 2016. As of December 31, 2016, we had approximately $687,000 of cash on hand. The report of our independent registered public accountants as of and for the year ended December 31, 2016, contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. The Company completed a private place during the third quarter of 2016 raising gross proceeds of $1.6 million. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2017 as a result of this funding and proper cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

To stay in business, we will need to raise substantial additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We anticipate that our expenses will increase substantially as we:

•	conduct additional Phase II and Phase III clinical trials of, and further advance, our lead drug candidate BTI-320 and potentially initiate pre-clinical and clinical trials for IPOXYN;
•	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutics;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and
•	maintain, expand and protect our intellectual property portfolio.

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

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. Although we have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling or licensing that product, we have no other products currently available for sale, and none are expected to be commercially available before 2018, if at all. We may never obtain FDA or EMA approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We presently have an immediate need for capital, and if we do not raise capital, we may be forced to curtail operations and our business might fail. We anticipate that our cash resources will be sufficient to fund our planned operations into the second quarter of 2017. Even if we are able to raise near term capital, we will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN and BTI-320 that, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future. We may not generate sales or other revenue from SUGARDOWN® to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

Our drug candidates in development are based on novel, unproven technologies using proprietary carbohydrate compounds in combination with FDA approved drugs currently used in the treatment of diabetes, ischemia, anemia and trauma and other diseases. Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-hypoxia drugs we are working with or other therapeutics we intend to develop. Although we have completed certain animal and human studies that we believe were successful, pre-clinical results in animal studies are not necessarily predictive of outcomes in subsequent human clinical trials. Clinical trials are expensive, time- consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the products necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial or subsequent human testing, they may fail in later stages of development. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may not achieve desired results.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the cost of clinical trials of our drug candidates may be greater than we anticipate;
•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;
•	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and
•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our drug candidates;
•	not obtain marketing approval at all, which would seriously impair our viability;
•	obtain marketing approval in some countries and not in others;
•	obtain approval for indications or patient populations that are not as broad as we intend or desire;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

We are planning to continue Phase II clinical trials and initiate Phase III clinical trials for BTI-320. In addition, subject to securing adequate funding, we could potentially initiate pre- clinical studies of IPOXYN. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for any of our drug candidates. The results of our clinical trials could yield negative or ambiguous results. Since BTI-320 and IPOXYN are our most advanced drug candidates, such results could adversely affect future development plans, collaborations and our stock price.

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

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the patient eligibility criteria for the study in question;
•	the perceived risks and benefits of the drug candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	our payments for conducting clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

Even if any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current diabetes are well established in the medical community, and physicians may continue to rely on these treatments. In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our drug candidates. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;
•	our ability to offer them for sale at competitive prices;
•	their convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for our drug candidates;
•	the prevalence and severity of their side effects;
•	any restrictions on the use of our products together with other medications;

•	interactions of our products with other medicines patients are taking; and
•	inability of certain types of patients to take our products.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

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

During the years ended December 31, 2016 and 2015, all of our revenue was generated by sales of our SUGARDOWN® product. Advance Pharmaceutical Company, Ltd., a related party, accounted for 53% and 71%, respectively for the years ended December 31, 2016 and 2015. If we are unable to expand our customer base through our new marketing efforts, and we are not able to secure additional business from our existing customer or our sales to this customer decline, our reliance on a limited number of customers may have a material adverse effect on our business, result of operations, financial condition or liquidity. Furthermore, if we are unable to commercialize any of our pharmaceutical drug candidates, our reliance on a single product may have a material adverse effect on our business, result of operations, financial condition or liquidity.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific and clinical team, including Carl Rausch, our Chief Executive Officer and Director. We have an employment agreement with Mr. Rausch. We have no employees in our Company, we are entirely staffed by consultants, each of whom may terminate their employment with us at any time.

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

We do not have, and do not now intend to develop, facilities for the manufacture of any of our products for clinical or commercial production. In addition, we are not a party to any long- term agreement with any of our suppliers, and accordingly, we have our products manufactured on a purchase-order basis from one of two primary suppliers. We will need to develop relationships with manufacturers and enter into collaborative arrangements with licensees or have others manufacture our products on a contract basis. We expect to depend on such collaborators to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators.

In addition, we have limited experience in marketing, sales or distribution. We currently have an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, China and Macau for SUGARDOWN®. In November 2014, we agreed to expand this marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. In May 2014, we entered into a strategic marketing agreement a leading branding and marketing agency, aimed at driving brand awareness and growing sales of SUGARDOWN® among the large pre-diabetic population in North America. This agreement was terminated in July 2015. If we develop additional commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products and we may need to rely on additional third parties to market our products.

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

We have entered into agreements with commercial partners to engage in sales, marketing and distribution efforts around our products in development. We may be unable to maintain these third-party relationships, or establish new relationships, on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into or maintain relationships with third parties for the sales and marketing of our proposed products, we will need to develop our own sales and marketing capabilities. Furthermore, even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to us;
•	fail to adequately market our products;
•	cease operations with little or no notice to us; or
•	offer, design, manufacture or promote competing formulations or products.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post- grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	any adverse results or delays in commencement or completion of our planned clinical trials for BTI-320 or IPOXYN;
•	changes in laws or regulations applicable to SUGARDOWN®, BTI-320 or IPOXYN or any future product candidates, including but not limited to clinical trial requirements for approvals;
•	unanticipated serious safety concerns related to the use of SUGARDOWN®, BTI-320 or IPOXYN or any future product candidates;
•	a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	our inability to obtain adequate product supply for SUGARDOWN®, BTI-320 or IPOXYN or any future product candidate, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	the introduction of new products or technologies offered by us or our competitors;
•	the effectiveness of our or our potential partners' commercialization efforts;
•	the inability to effectively manage our growth;
•	actual or anticipated variations in quarterly operating results;
•	our failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	the overall performance of the U.S. equity markets and general political and economic conditions;
•	developments concerning our sources of manufacturing supply and any commercialization partners;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or other consultants or management personnel;
•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•	sales of our common stock by our stockholders in the future;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	the trading volume of our common stock;
•	effects of natural or man-made catastrophic events or other business interruptions; and
•	other events or factors, many of which are beyond our control.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carry-forwards and other pre- change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our private placements within a three-year period and other transactions that have occurred over the past three years, we may have triggered an "ownership change" limitation. We may also experience ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

Investors may face significant restrictions on the resale of our common stock due to federal regulation of penny stocks.

Our common stock is currently quoted on the OTCQB under the symbol BTHE. Our common stock is subject to the requirements of Rule 15(g)-9 promulgated under the Securities Exchange Act, so long as the price of our common stock is below $5.00 per share and our common stock is not listed on a U.S. national securities exchange. Under such rule, broker- dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

As of December 31, 2016, we had issued and outstanding (i) 46,702,836 shares of common stock, (ii) warrants issued to the investors in our 2013 private placement collectively exercisable for 8,829,484 shares of common stock (the “Investor Warrants”), (iii) warrants issued to the placement agent for our 2013 private placement exercisable for 1,716,849 shares of common stock (the "Placement Agent Warrants"), (iv) other warrants exercisable for 1,878,336 shares of common stock, (v) warrants issued to the investors in our 2016 private placement collectively exercisable for 16,000,000 shares of common stock, (vi) outstanding stock options exercisable for 12,289,000 shares of common stock and (vii) shares issuable in exchange for our related party convertible debt of 35,040,000. These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or other applicable exemption. We believe that our stockholders are currently entitled to sell our shares pursuant to Rule 144 to the extent they satisfy the conditions thereunder. An aggregate of 17,659,007 shares of outstanding common stock and 8,829,484 shares of common stock issuable upon exercise of outstanding Investor Warrants are registered for resale. The market price of our capital stock could drop significantly if the holders of the shares being registered hereunder sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock. These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

Collectively, our officers, our directors and five significant stockholders own or exercise voting and investment control of approximately 71.1% of our outstanding common stock on a fully diluted basis. As a result, investors may be prevented from affecting matters involving our company, including:

•	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	any determinations with respect to mergers or other business combinations;
•	our acquisition or disposition of assets; and
•	our corporate financing activities.

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

Item 1B. Unresolved Staff Comments.

The Company presently does not have unresolved staff comments.

Item 2. Properties.

We currently do not own any real property. We currently lease office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. Prior to this location, we leased office space at 233 Needham Street, Newton MA 02464. This lease expired July 31, 2016 and no further obligation exists. During 2015, we leased an office located at 1750 Elm Street, Suite 103, Manchester, NH 03104. The Company abandoned the Manchester NH lease in October of 2015. In March 2016, the Company and the landlord agreed to settle the remaining lease obligation for a one-time payment of $152,000. The Company has no future obligation under the lease. We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.

Item 3. Legal Proceedings.

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

	Bid Prices ($)
	High	Low
2016 Fiscal Year
March 31, 2016	$0.17	$0.08
June 30, 2016	$0.14	$0.03
September 30, 2016	$0.17	$0.04
December 31, 2016	$0.17	$0.06

2015 Fiscal Year
March 31, 2015	$0.68	$0.14
June 30, 2015	$0.25	$0.11
September 30, 2015	$0.21	$0.08
December 31, 2015	$0.23	$0.03

On March 24, 2017, the closing price for the common stock on the OTCBB was $0.06 per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC

One University Plaza Suite 505

Hackensack, NJ 07601

Phone: 201-820-2008

Fax: 201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2016 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	12,039,000	$0.37	5,461,000
Total	12,289,000		12,711,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.
(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 6 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved in March 2013.

Holders

As of March 24, 2017, there were approximately 1,820 holders of record of our common stock. The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we have not had any sales of unregistered securities that have not previously been reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

Boston Therapeutics, headquartered in Lawrence, MA, (OTCQB BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for diabetes: BTI-320 is a non-systemic, non-toxic, therapeutic compound designed to reduce post-meal glucose elevation, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat lower limb ischemia associated with diabetes. In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based dietary supplement. SUGARDOWN® is currently in the initial stage of market introduction, and in June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd. to develop markets in Hong Kong, South Korea, China and Macau. In November 2014, we agreed to expand this marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. The Company has begun a new marketing program in target markets in the Northeast and Florida. The Company hired a sales and marketing consultant to implement an advertising program through radio and social media to help gain awareness of the SUGARDOWN® product.

Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2017 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations.

Results of Operations

Fiscal 2016 as compared to Fiscal 2015

Revenue

Revenue for fiscal 2016 was $98,878, virtually unchanged compared to revenue of $98,941 for fiscal 2015. Revenue in 2016 includes approximately $52,000 of revenue from Advanced Pharmaceutical Company, Ltd, a related party compared to approximately $70,000 in 2015. The remaining sales represent an increase in online sales due to the marketing program implemented during 2016 as well as direct sales to pharmacies.

Gross Margin

Gross margin for fiscal 2016 was $4,731 as compared to gross deficit of ($141,529) for fiscal 2015. The 2015 gross deficit was partially due to the Company increasing its reserve for excess inventory by approximately $76,000 in 2015. In addition, during 2015, the Company also disposed of approximately $44,000 of inventory that had passed its expiration date.

Research and Development

Research and development expense for fiscal 2016 was $83,844, a decrease of $268,944 as compared to $352,788 for fiscal 2015. The decrease is primarily the result of the Company cutting back all expenses during 2015 and continuing in 2016 due to cash flow. The Company significantly reduced research and development activities, including any clinical trials, during the first two quarters of 2015 before essentially ceasing all research and development activities during September of 2015 through the remainder of 2015 and 2016.

Sales and Marketing

Sales and marketing expense for fiscal 2016 was $111,562, an increase of $80,302 as compared to $31,260 for fiscal 2015. The increased was caused by an effort by the Company to expand its presence in the New England and Florida market through use of radio, social network and newspaper advertising. The Company hired a marketing consultant in late 2015 to assist with this program and to help gain awareness of the SUGARDOWN® product.

General and Administrative

General and administrative expense for fiscal 2016 was $1,073,279, a decrease of $502,431 as compared to $1,575,710 for fiscal 2015. During most of 2015 and continuing into the third quarter of 2016, we faced significant cash flow problems that forced us to reduce spending where possible. As a result our general and administrative expenses were reduced year over year. All employees except for the CEO were laid off on September 1, 2015. The CEO remained with us in an unpaid position until March of 2016, when he resigned. As a result, our payroll dropped to $0 for 2016 compared to over $178,000 in 2015. Health care related benefits also dropped over $42,000 in 2016 compared to 2015. The payroll reductions were offset by approximately $153,000 for the fees for our Contract CEO who joined us in August 2016. We also cut back on our outside professional advisors saving an additional $114,000. We also reduced our legal fees by approximately $47,000 during 2016. Our fees for accounting services increase by approximately $14,000 as we had to use outside consultants to perform all of our accounting and reporting functions. We changed audit firms beginning on January 1, 2016 which also saved us approximately $98,000 versus 2015. We abandoned a multiple year lease for our headquarters in Manchester, NH in 2015 and moved to less expensive accommodations. As a result, our occupancy costs for 2016 was almost $190,000 less in 2016 compared to 2015. The 2015 amount does include a buy out of that lease for $152,000.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $687,185 and accounts payable and accrued expenses of $666,879. For the year ended December 31, 2016 the Company used $1,249,624 of cash in operations.

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN. We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN. We raised $2,152,000 in gross proceeds from private placements during the year ended December 31, 2016. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2017. There is no guarantee that the Company will be successful in raising capital or if it is successful, that such capital will be on acceptable terms. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our previous filings, there are material weaknesses in the Company's internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company's CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position	Term as a Director
Carl Rausch	68	Director	August 2009 to Present
Conroy Chi-Heng Cheng	39	Director	December 2013 to Present
Rom E. Eliaz, PhD., MBA	45	Director	September 2009 to Present
S. Colin Neill	70	Director	December 2013 to Present

Carl Rausch, is our Chief Executive Officer, Chief Financial Officer and Director since August 12, 2016. From 2008 until he joined our Company, Mr. Rausch served as an independent consultant for biopharmaceutical industrial clients, university based development facilities and contract research organizations for preclinical and clinical strategic management of investigative biological materials for registration with the European Medicines Agency and the US Food and Drug Administration. From 2006 to 2008, Mr. Rausch was a principal with Biotechnology Partners, which provided advisory services to biotechnology clients. Mr. Rausch served as the Vice Chairman and Chief Technical Officer of Biopure Corporation (“Biopure”) from 2002 to 2005. Mr. Rausch cofounded Biopure in 1984. From 1984 until 2002, Mr. Rausch served as Chairman and Chief Executive Officer. Following Mr. Rausch’s resignation as Chief Executive Officer of Biopure, the SEC filed a Complaint against, Biopure, other senior management and Mr. Rausch. However, on September 24, 2005, simultaneously a settlement with final judgment was entered with Mr. Rausch only. Without admitting or denying the allegations of the Complaint, Mr. Rausch and the SEC settled with an agreement to avoid any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-11 and 13a-13 thereunder and to pay a civil penalty of $40,000 in installments. Prior to Biopure’s founding, Mr. Rausch was Vice President, Preparative and Process, at Millipore Corporation. He holds an M.S. degree in chemical engineering from the Massachusetts Institute of Technology and holds an M.S. degree in medical engineering and a B.S. degree in chemical engineering from Tufts University. We believe that Mr. Rausch is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience in the biotechnology industry.

Rom E. Eliaz, Ph.D., MBA, a Director of our company since September 2009, has over 20 years of pharmaceutical and biotechnology development experience as a scientist, entrepreneur, executive and venture capitalist. Dr. Eliaz is currently the Chief Technology / Scientific Officer and VP global R&D of Albaad Ltd. Also he was the VP Project Leadership, Global R&D at Teva Pharmaceuticals 2012-2016. Dr. Eliaz has been the Chief Executive Officer of NasVax since October 2010. Prior to joining NasVax, Dr. Eliaz was the Chief Executive Officer of ImCure Therapeutics (previously JJ Pharma) and a Strategic Partner at The Colmen Group. Following an academic appointment as Assistant Professor at the University of California San Francisco, Dr. Eliaz held various management positions at Alza Corporation from 2001 to 2004. Following the acquisition of Alza by Johnson & Johnson in 2001, Dr. Eliaz managed Johnson & Johnson’s investment portfolio in various different pharmaceutical and biotechnology companies, brought to market several blockbuster drugs and advanced over 10 drug candidates from discovery research to clinical trials. Dr. Eliaz was Head of Product Development and Project Management at Rinat Neuroscience Corporation from 2004 to 2006, which was acquired by Pfizer in 2006. Dr. Eliaz was Vice President of Development and Project Management at Intradigm Corporation, which subsequently merged with Silence Therapeutics. Dr. Eliaz then founded Elrom Ventures Corp., a venture capital firm, in 2007, that specializes in the formation, financing and operational development of medical devices, green Technology and biotechnology-based companies. Dr. Eliaz is the author or co-author of over 40 publications, mostly in the field of drug targeting, drug delivery and gene therapy, and is an inventor of several patents in these fields. Dr. Eliaz has made over 30 invited presentations and chaired many sessions at international scientific and business conferences and venues. Dr. Eliaz conducted his Post-Doctoral work at the University of California San Francisco School Of Medicine and the School of Pharmacy, focusing in the areas of drug delivery, drug targeting, tissue engineering and gene therapy. Dr. Eliaz received his Ph.D. (cum laude) in Chemical Engineering and Biotechnology from the Weizmann Institute of Sciences and Ben-Gurion University. Dr. Eliaz also holds an M.Sc. (summa cum laude) in Chemical Engineering, and a B.Sc. in Chemical Engineering and Biotechnology, both from Ben-Gurion University. He earned an M.B.A. (cum laude) from Harvard Business School and the Boston University program at Ben Gurion University. We believe Eliaz is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience in the biotechnology and pharmaceutical industries.

S. Colin Neill, a Director of our company since December 2013, became President of Pharmos Corporation in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. He held these positions through November 2012. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that developed products and technologies to treat Alzheimer’s disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc.; a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President of Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a master’s degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill served on the board of Galectin Therapeutics (formerly named Pro-Pharmaceuticals, Inc.) from May 2007 to October 2011 and from April 2004 to June 2008 on the board of OXIS International, Inc. We believe that Mr. Neill is well qualified to serve as a member of our Board of Directors due to his extensive executive leadership experience in our industry as well as his many years serving in senior financial management roles.

Conroy Chi-Heng Cheng, a Director of our company since December 2013. Mr. Cheng served as our interim Chief Executive Officer and Chief Financial Officer from March 2016 until August 12, 2016. He also serves as the Chief Executive Officer of Net Plus Company Limited. He serves as an Executive Director of Net Plus Company Limited. He has been an Executive Director of New World Development Co. Ltd. since June 2010. He serves as a Director of Chow Tai Fook Enterprises Limited. He served as an Independent Non-executive Director of Hong Kong Energy Holdings Limited (alternate name JIC Technology Co. Ltd. & China Renewable Energy Investment Limited) from July 2002 to May 2007. Mr. Cheng has a Bachelor of Arts degree majoring in Economics from the University of Western Ontario, Ontario, Canada in 1999. Mr. Cheng also serves as a director of Advance Pharmaceutical Company, Ltd., our marketing and distribution partner for sixteen countries in Asia. We believe that Mr. Cheng is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience with business development.

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

Name	Age	Position	Term as an officer
Carl W. Rausch	68	Chief Executive Officer, Chief Financial Officer and Director	July 2016 to the present

Biographical information with respect to Mr. Rausch is set forth above.

Scientific Advisory Board

In 2013, we formally established a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas of medicine including diabetes and other diseases. We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products. Our scientific advisory board is comprised of the following individuals.

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

Medical Advisory Board

We evaluating a Medical Advisory Board that will be comprised of Clinicians and Clinical Research professionals who are interested in the field of Diabetes or in other subjects related to our product pipeline. The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner

Code of Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. We are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics; however, we intend to adopt one in the near future.

Board of Directors Independence

Our Board of Directors consists of four members. We currently have four vacancies on our Board. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Two of the four members of the Board of Directors, Rom E. Eliaz and S. Colin Neill are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an audit committee consisting of three independent directors. The committee currently consists of one current member of the board, S. Colin Neill and has two openings. Mr. Neill serves as the chairman of the audit committee. The Company is actively seeking additional board members for the committee. The audit committee is primarily responsible for reviewing the services performed by the independent registered public accounting firm and evaluating our accounting policies and our system of internal controls. Mr. Neill serves as our “audit committee financial expert.” We believe that while the members of the committee are collectively capable of analyzing and evaluating financial statements and understanding internal control over financial reporting and disclosure controls procedures, the Board of Directors has determined that only Mr. Neill qualifies as an “audit committee financial expert” who is “independent” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Nominating and Corporate Governance Committee

Our Company’s Board of Directors has established a nominating and corporate governance committee consisting of three independent directors. The committee currently consists of one current member of the board, Rom Eliaz and has two openings. The Company is actively seeking additional board members for the committee, including a committee chair. The functions of the nominating and corporate governance committee include the following:

•	identifying and recommending to the Board of Directors individuals qualified to serve as members of our Board of Directors and on the committees of the Board;
•	advising the Board with respect to matters of Board composition, procedures and committees; and
•	developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management; and
•	overseeing the annual evaluation of the Board and our management.

Compensation Committee

The Company’s Board of Directors has established a compensation committee consisting of three independent directors. The committee currently consists of one current member of the board, Rom Eliaz and has two openings. The Company is actively seeking additional board members for the committee, including a committee chair. The compensation committee is primarily responsible for overseeing and administering our compensation plans and executive compensation matters.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Board is comprised of Mr. Eliaz and has two current openings. All members of the committee are non-employee directors of the Company. None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2016 (the “Audited Financial Statements”).

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;
•	The Audit Committee discussed with Liggett & Webb, P.A. (“Liggett”), the Company’s independent registered public accounting firm for fiscal 2016, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T;
•	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Liggett its independence from the Company and its management: and
•	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:                           S. Colin Neill (Chairman)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership to be filed by Carl W. Rausch, that no other reports were required, during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total compensation
Carl Rausch, Chief Executive Officer	2016	$93,940	$60,000	$470,511	$624,451
David Platt, Ph.D. Former Chief Executive Officer (1)	2015	$33,167	$-	$19,231	$52,398
Anthony Squeglia, former Chief Financial Officer	2015	$33,167	$-	$19,632	$52,799

(1)	Dr. Platt also served as Chief Financial Officer during the 2015 fiscal year after the resignation of Anthony Squeglia as Chief Financial Officer on September 1, 2015. Dr. Platt resigned both positions on March 15, 2016.

(2)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2016 and 2015” below.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2016, certain information regarding grants of plan-based awards, or common stock options, to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2016 and 2015

Estimated
				Possible	All Other
				Payouts	Option		Grant Date
				Under	Awards:	Exercise or	Fair Value
				Non-Equity	Number of	Base Price	of Stock
				Incentive	Securities	of Option	and Option
	Award	Grant	Approval	Plan Awards	Underlying	Awards	Awards
Name	Type	Date	Date	Target ($)	Options (3)	($/Sh) (1)	($)(2)
Carl Rausch	Incentive Stock Option	08/22/16	08/22/16	-	7,500,000	$ 0.10 – 0.60	$470,511
David Platt	Incentive Stock Option	03/25/15	03/25/15	-	150,000	$0.20	$19,231
Anthony Squeglia (4)	Incentive Stock Option	03/25/15	03/25/15	-	150,000	$0.18	$19,632

(1)	Stock options issued in 2016 were granted with an exercise price in excess of the fair market value on the date of grant. Stock options issued in 2015 were granted with an exercise price equal to 100% of the fair market value on the date of grant. The stock options granted in 2015 carry an exercise price between $0.18 - $0.20 per share, the closing price of Boston Therapeutics, Inc.’s common stock on the grant date.

(2)	The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2016 and 2015. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the accompanying Note 9 to Boston Therapeutics, Inc.’s audited financial statements for the year ended December 31, 2016 and 2015.

(3)	Annual stock options were granted under our Amended and Restated 2011 Non-Qualified Stock Plan (the "2011 Plan").

(4)	Mr. Squeglia’s fully vested stock options were forfeited December 1, 2015 as they were not exercised by Mr. Squeglia within the timeframe allotted by the stock option plan based on his resignation date.

Outstanding Equity Awards at December 31, 2016

The following table sets forth, as of December 31, 2016, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL-YEAR END TABLE

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option	Option
Name	Options (#) Exercisable	Options (#)(1) Unexercisable	Exercise Price ($)	Expiration Date
David Platt	250,000	-	$0.50	11/07/2019
David Platt	100,000	-	$1.21	02/12/2024
David Platt	150,000	-	$0.20	03/25/2025
Carl Rausch	1,500,000	-	$0.10	08/22/2021
Carl Rausch	500,000	-	$0.18	03/25/2025
Carl Rausch	2,000,000	-	$0.20	08/22/2021
Carl Rausch	-	2,000,000	$0.40	08/22/2021
Carl Rausch	-	2,000,000	$0.60	08/22/2021

(1)	In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2010 and 2011 Plans including the potential for future vesting acceleration.

Option Exercises and Stock Vested in 2016

Our Named Executive Officers did not exercise any stock options during fiscal years 2016 and 2015.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2016 for service as directors:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl W. Rausch	$-	$-	$470,511	$-	$-	$-	$470,511
Rom E. Eliaz	$-	$-	$-	$-	$-	$-	$-
S. Colin Neill (2)	$30,000	$-	$-	$-	$-	$-	$30,000
Conroy Chi-Heng Cheng	$-	$-	$-	$-	$-	$-	$-

(1)	The “Option Awards” column reflects non-qualified options to purchase an aggregate of 7,500,000 shares of our common stock at an exercise price between $0.10 and $0.60. Of these shares, 1,500,000 have an exercise price of $0.10 for a period of 10 years granted effective August 22, 2016 and vested immediately; 2,000,000 have an exercise price of $0.20 for a period of five years shares granted August 22, 2016 and vested when the Company raised over $1 million in the 3rd quarter of 2016; 2,000,000 have an exercise price of $0.40 for a period of five years shares granted August 22, 2016 and vest upon the Company raising $5,000,000 in financing and 2,000,000 have an exercise price of $0.60 for a period of five years shares granted August 22, 2016 and vest upon the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio.

(2)	Mr. Neill is due cash compensation of $2,500 per month in his position as the Chairman of the Audit Committee. Any unpaid amounts are included in accrued expenses and other current liabilities at December 31, 2016.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2016 are included in Note 9 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2016 included herein.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Other than the grant of options for 2016 and 2015 and the cash compensation described in the table above and the consulting agreement described below, there are currently no other agreements in effect entitling the non-employee directors to compensation.

Employment Contracts

The Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Rausch was initially required to relocate from Hong Kong to the United States. However, due to his continued efforts in Hong Kong, the Company and Mr. Rausch, in March 2017, have amended the employment agreement to remove the provision requiring Mr. Rausch to relocate to the United States. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch’s salary will be increased by $20,000. The Company shall grant Mr. Rausch a Stock Option (the "Rausch Option") to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch's commitment to the Company, the stock options previously granted to Mr. Rausch shall be amended to extend the expiration date to the ten year anniversary of signing date and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch’s accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch’s salary for a period of one year.

There are no other employment or consulting contracts between us and our Named Executive Officers or Directors. There are no arrangements or plans in which we provide pension, retirement or similar benefits for Named Executive Officers or Directors. Our Named Executive Officers and Directors receive stock options at the discretion of our Board of Directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Named Executive Officers or Directors, except that stock options may be granted at the discretion of our Board of Directors from time to time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2016 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	12,039,000	$0.38	5,461,000
Total	12,289,000		12,711,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 9 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 9 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved by the Board of Directors in March 2013.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2016, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2016, Boston Therapeutics had 46,702,836 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 354 Merrimack Street #4, Lawrence, MA 01843.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)
Carl W. Rausch (2)**	8,000,000	(3)	14.6	%(3)
David Platt 12 Appleton Circle Newton, MA 02459	8,551,600	(4)	21.2	%(4)
Kenneth A. Tassey, Jr. 226 Karatzas Avenue #309 Manchester, NH 03108	2,542,000		5.4%
Jonathan Rome 50 Tice Boulevard Suite A35 Woodcliff Lake, NJ 07677	3,125,000	(5)	6.6	%(5)
Harold Solomon Parnes 1525 Voorhies Avenue Brooklyn, NY 11235	4,398,000	(6)	9.4	%(6)
Advance Pharmaceutical Company Ltd. (5) Rm A 2- 3F, Dai Fu Street Tai Po Industrial Estate Tai Po, New Territories., Hong Kong	2,058,600	(7)	5.2	%(7)
CJY Holdings Limited 7B Jonsim Place 288 Queens Road East Wanchai, Hong Kong	46,984,420	(8)	55.1	%(8)
Maxim Partners, LLC 405 Lexington Avenue New York, NY 10174	3,000,000		6.4%
Rom E. Eliaz(2)**	121,100	(9)	*	%
S. Colin Neill(2)**	130,100	(10)	*	%
Conroy Chi-Heng Cheng(2)**	2,058,600	(11)	5.2	%(11)
All Officers and Directors as a Group (4 persons)	10,309,800		18.7%

* Less than 1%

** Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 46,702,836 shares of common stock outstanding as of December 31, 2016.

(2)	The business address for these individuals is 354 Merrimack Street, Lawrence, MA 01843.

(3)	Includes (i) a stock option to acquire 6,000,000 shares of common stock (the “August 2016 Option”), (ii) a stock option to acquire 500,000 shares of common stock at $0.18 per share, which expires on August 12, 2026 and (iii) a stock option to acquire 1,500,000 shares of common stock at $0.10 per share, which expires on August 12, 2026. The August 2016 Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date.

(4)	Includes 520,000 shares owned by Dr. Platt's wife and 500,000 shares issuable pursuant to outstanding stock options currently exercisable. Excludes 20,000 shares held by Dr. Platt's daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt's son as to which Dr. Platt disclaims beneficial ownership.

(5)	Includes 2,500,000 shares issuable pursuant to an outstanding stock option currently exercisable. Includes 625,000 shares issuable pursuant to an outstanding warrant to purchase common stock currently exercisable.

(6)	Dr. Parnes beneficially owns 4,398,000 shares of common stock held directly. In addition, Dr. Parnes owns convertible promissory notes convertible into an aggregate of 2,800,000 shares of common stock at a conversion price of $0.075 per share and common stock purchase warrants to acquire an aggregate of 2,100,000 shares of common stock at $0.10 per share. However, the convertible notes and the common stock purchase warrants prohibit the holder from converting or exercising such instruments if the investor’s beneficial ownership were to exceed 4.99% of the Issuer’s outstanding shares of common stock.

Includes 2,100,000 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable and 2,800,000 shares issuable upon conversion of the Convertible Notes Payable.

(7)	Includes 1,998,600 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities. Includes 60,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(8)	Includes 3,583,320 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable and 32,040,000 shares issuable upon conversion of the Convertible Notes Payable. Cheng Chi Him exercises voting and investment control over these securities.

(9)	Includes 121,000 shares issuable pursuant to outstanding stock options currently exercisable.

(10)	Includes 130,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(11)	Includes 1,998,600 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities. Includes 60,000 shares issuable pursuant to an outstanding stock option currently exercisable.

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

Conroy Chi-Heng Cheng is a director of the Company and a director of Advance Pharmaceutical Company ("Advance Pharmaceutical"), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN®, in in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN®, for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN®,) and related products developed by the Company and a reduced royalty rate for products based on the Company's intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2016 and 2015 were $52,000 and $70,000, respectively.

Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,998,000 shares of the common stock in conjunction with the Company’s private placement offerings during the years 2013 and 2014. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.

On March 14, 2013, the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited, a company controlled by Conroy Chi-Heng Cheng’s brother Cheng Chi Him. The warrant is exercisable immediately and has a five year term.

In July 2013, CJY Holdings purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July and September 2013. The warrants have an exercise price of $0.50 per share, are currently exercisable and have a five year term. In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant. On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY. The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement. On December 5, 2016, the common stock was issued. Prior to the issuance of common stock, the $200,000 was recorded in common stock subscribed.

Through December 31, 2011, Dr. Platt, the former Chairman and Chief Executive Officer, advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017 and have been classified as a current liability on the balance sheet. The maturity date for the Company's former President remained June 30, 2016 and are currently in default. This note is classified as a current liability within the accompanying balance sheet.

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman. Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt. The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 in December 2013 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration. The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company. In May 2014, the Board approved a $50,000 increase in indemnification support, solely for the payment of outside legal expenses. The Company recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014. In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014. On March 2, 2015, the Board voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697. The Board determined that interest should be charged to Dr. Platt from the time he received the funds in July 2014, to the date of the board meeting and that this amount would be offset against interest the Company owes Dr. Platt in conjunction with the note payable as referenced in Note 10 of the accompanying Notes to the Financial Statements. The remaining amount would be considered settled in full by the Company.

Item 14. Principal Accountant Fees and Services.

On January 18, 2016, the Company engaged Liggett & Webb, P.A. (LW) as our independent registered public accounting firm engaged to examine our financial statements for the fiscal year ended December 31, 2015. RSM US LLP (“RSMUS”) was our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended December 31, 2014. During the Company’s most two recent fiscal years ended December 31, 2015 and 2014, the Company did not consult with either firm on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and neither firm provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by LW for the fiscal year ended December 31, 2016 and 2015 and RSMUS, formerly known as McGladrey LLP, for the fiscal year ended December 31, 2015.

Fee Category	2016	2015

Audit Fees – LW	$72,500	$50,000

Audit Fees – RSMUS	$-	$96,450

Audit Related Fees – RSMUS	$-	$23,920

Tax Fees	$2,500	$2,500

All Other Fees	$-	$-

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2016 and 2015.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules. (a)(1) Financial Statements

See Index to Financial Statements commencing on Page F-1.

(a)(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit No	Title of Document

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)
3.3	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
4.1	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.2	Form of 10% Convertible Promissory Note issued to CJY Holdings Limited (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.3	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015 and incorporated herein by reference)
4.4	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference)
4.5	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2015 and incorporated herein by reference)
4.6	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016 and incorporated herein by reference)
4.7	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016 and incorporated herein by reference)
4.8	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2016 and incorporated herein by reference)
4.9	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016 and incorporated herein by reference)
4.10	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.11	Form of 6% Senior Convertible Debenture Due 2018 issued to Investors (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.12	Form of Stock Purchase Warrant issued to Investors (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.13	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
10.1	Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.2	Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.3	Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.4	Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)

10.5	Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)
10.6	License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)
10.7	Employment Agreement between Boston Therapeutics, Inc. and Ken Tassey dated as of August 11, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)
10.8	Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)
10.9	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.10	Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.11	Separation Agreement and General Release between Boston Therapeutics, Inc. and Kenneth A. Tassey, Jr., effective June 30, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014 and incorporated herein by reference)
10.12	Marketing Agreement, dated as of May 14, 2014, by and between Boston Therapeutics, Inc. and Benchworks SD LLC (filed as Exhibit 10.1 to the Company’s Quarterly
Report on Form 10-Q, filed with the SEC on November 7, 2014 and incorporated herein by reference)
10.13	Securities Purchase Agreement between Boston Therapeutics, Inc. and JDF Capital, Inc. dated as of March 13, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.14	Convertible Promissory Note between Boston Therapeutics, Inc. and JDF Capital, Inc. dated as of March 13, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.15	Convertible Promissory Note between Boston Therapeutics, Inc. and JMJ Financial dated as of March 18, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.16	Securities Purchase Agreement between Boston Therapeutics, Inc. and Vis Vires Group, Inc. dated as of March 16, 2015 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.17	Convertible Promissory Note between Boston Therapeutics, Inc. and Vis Vires Group, Inc. dated as of March 16, 2015 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.18	Securities Purchase Agreement between Boston Therapeutics, Inc. and Typenex Co-Investment, LLC dated as of March 13, 2015 (filed as Exhibit 10.6 to the Company’s
Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.19	Convertible Promissory Note between Boston Therapeutics, Inc. and Typenex Co-Investment, LLC dated as of March 13, 2015 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.20	Warrant to Purchase Shares of Common Stock between Boston Therapeutics, Inc. and Typenex Co-Investment LLC dated as of March 12, 2015 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2015 and incorporated herein by reference)
10.21	Letter Agreement by and between Boston Therapeutics, Inc. and Typenex Co-Investment LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
10.22	Warrant Repricing and Exercise Agreement entered by and between Boston Therapeutics, Inc. and CJY Holdings Limited dated November 12, 2015, effective June 15, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015 and incorporated herein by reference)
10.23	Executive employment Agreement between Boston Therapeutics, Inc. and Carl W. Rausch dated as of August 12, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference)
10.24	Letter Agreement dated March 27, 2017 entered between Boston Therapeutics, Inc. and Carl W. Rausch*
23.1	Consent of Liggett & Webb P.A.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101	The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the years ended December 31, 2016 and December 31, 2015 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

* Filed as an exhibit hereto.

** These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 28, 2017	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer and Chief Financial Officer
(Principle Executive Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl W. Rausch	Director, Chief Executive Officer and Chief Financial Officer	March 28, 2017
Carl Rausch	(Principal Executive Officer)

/s/ Conroy Chi-Heng Cheng	Director	March 28, 2017
Conroy Chi-Heng Cheng

/s/ S. Colin Neill	Director	March 28, 2017
S. Colin Neill

	Director	March 28, 2017
Rom E. Eliaz

Boston Therapeutics, Inc.

FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boston Therapeutics, Inc.
Lawrence, MA

We have audited the accompanying balance sheets of Boston Therapeutics, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Therapeutics, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, New York

March 28, 2017

Boston Therapeutics, Inc.

Balance Sheets

December 31, 2016 and 2015

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$687,185	$40,995
Accounts receivable	5,011	-
Prepaid expenses and other current assets	82,710	78,356
Inventory, net	55,116	109,751

Total current assets	830,022	229,102
Property and equipment, net	1,577	7,668
Intangible assets	503,571	567,857
Goodwill	69,782	69,782
Other assets	-	3,625
Total assets	$1,404,952	$878,034

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	319,474	575,068
Accrued expenses and other current liabilities	347,405	278,225
Deferred revenue	112,162	164,285
Notes payable – related parties, current portion	297,820	20,000

Total current liabilities	1,076,861	1,037,578
Convertible note payable – related party, net of discount	754,461	93,177
Convertible Notes payable, net of discount	364,619	-
Notes payable - related parties	-	277,820
Warrant liability	1,093,765	-
Derivative liability	1,234,106	-

Total liabilities	4,523,812	1,408,575

COMMITMENTS AND CONTINGENCIES

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 46,702,836 and 39,319,507 shares issued and outstanding at December 31, 2016 and 2015, respectively	46,703	39,319
Common stock subscribed	-	200,000
Additional paid-in capital	15,060,616	13,718,795
Accumulated deficit	(18,226,179)	(14,488,655)
Total stockholders’ deficit	(3,118,860)	(530,541)

Total liabilities and stockholders’ deficit	$1,404,952	$878,034

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Statements of Operations

For the years Ended December 31, 2016 and 2015

	2016	2015

Revenue	$98,878	$98,941
Cost of goods sold	94,147	240,470
Gross margin (deficit)	4,731	(141,529)

Operating expenses:
Research and development	83,844	352,788
Sales and marketing	111,562	31,260
General and administrative	1,073,279	1,575,710
Total operating expenses	1,268,685	1,959,758

Operating loss	(1,263,954)	(2,101,287)

Other (expenses) income:
Interest expense	(1,943,037)	(659,551)
Other expense	(401,988)	(4,384)
Change in fair value of derivative and warrant liability	(124,535)	421,326
Loss on extinguishment of debt	-	(146,000)
Foreign currency gain (loss)	-	82
Total other (expenses) income	(2,469,560)	(388,527)

Loss before provision for income taxes	(3,733,514)	(2,489,814)
Provision of income taxes	4,010	-

Net loss	$(3,737,524)	$(2,489,814)
Net loss per share- basic and diluted	$(0.09)	$(0.06)
Weighted average shares outstanding basic and diluted	43,535,232	39,113,918

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Statement of Stockholders’ (Deficit)

For the Years Ended December 31, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2014	38,512,516	$38,512	$-	$12,034,992	$(11,998,841)	$74,663
Forgiveness of related party accrued interest	-	-	-	82,355	-	82,355
Beneficial conversion feature on convertible note payable (see Note 10)	-	-	-	1,200,000	-	1,200,000
Issuance of common stock in exchange for consulting services	762,999	763	-	121,704	-	122,467
Cashless exercise of common stock options	43,992	44	-	(44)	-	-
Stock-based compensation	-	-	-	279,788	-	279,788
Common stock subscribed (See Note 10)	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(2,489,814)	(2,489,814)
Balance at December 31, 2015	39,319,507	39,319	200,000	13,718,795	(14,488,655)	(530,541)
Beneficial conversion feature on convertible note payable (see Note 10)	-	-	-	442,000	-	442,000
Issuance of common stock in exchange for consulting services	5,000,000	5,000	-	345,000	-	350,000
Issuance of common stock in exchange for consulting services	1,188,889	1,189	-	117,700	-	118,889
Stock based compensation	-	-	-	238,316	-	238,316
Common stock subscribed (See Note 10)	1,194,440	1,195	(200,000)	198,805	-	-
Net loss	-	-	-	-	(3,737,524)	(3,737,524)
Balance at December 31, 2016	46,702,836	$46,703	$-	$15,060,616	$(18,226,179)	$(3,118,860)

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:

Net Loss	$(3,737,524)	$(2,489,814)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	70,377	71,035
Stock-based compensation	238,316	279,788
Issuance of common stock and common stock warrants for consulting services	350,000	91,180
Loss on extinguishment of debt	-	146,000
Change in fair value of derivative liabilities	175,871	(421,326)
Provision for inventory obsolescence	-	76,004
Amortization of debt discount	973,916	494,764
Amortization of deferred finance costs	51,987	-
Non-cash interest expense	442,000	101,895
Changes in operating assets and liabilities
Accounts receivable	(5,011)	-
Inventory	54,635	(24,186)
Prepaid expenses and other current assets	(98,168)	11,052
Other assets	3,625	(1,500)
Accounts payable	213,295	225,145
Accrued expenses	69,180	82,403
Deferred revenue	(52,123)	62,610
Net cash used in operating activities	(1,249,624)	(1,294,950)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	1,600,000	-
Proceeds from issuance of convertible notes payable, related party (net of issuance discounts and fees)	552,000	1,732,000
Repayment of convertible notes payable	-	(753,333)
Payment of deferred financing costs	(256,186)	-
Proceeds from issuance of common stock and common stock warrants	-	200,000
Net cash provided by financing activities	1,895,814	1,178,667

Net increase (decrease) in cash and cash equivalents	646,190	(116,283)
Cash and cash equivalents, beginning of year	40,995	157,278
Cash and cash equivalents, end of year	$687,185	$40,995

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$4,010	$4,283

Non-cash financing activities:
Issuance of common stock for stock subscription received in 2015	$200,000	$-
Issuance of common stock in exchange for settlement of outstanding payables	$468,889	$31,287
Settlement of derivative and warrant liability	$-	$417,609
Related party forgiveness of accrued interest	$-	$82,355

The accompanying notes are an integral part of these financial statements.

1.	GENERAL ORGANIZATION AND BUSINESS

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $18.2 million as of December 31,

2016 and used cash in operations of approximately $1.2 million during the year ended December 31, 2016. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $687,000 cash on hand at December 31, 2016. Management is restructuring and is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. During the third quarter of 2015 through June 30, 2016, the Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. During the third quarter of 2016, the Company raised additional funding from third party investors through the sale of 6% Convertible Notes. See Note 7. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2017. The Company has entered into an advisory agreement with an investment banking firm whereby the Company hopes to receive appropriate performance supported funding for its operations. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

As disclosed in Note 10, Advance Pharmaceutical Company Ltd., a related party, accounted for 53% and 71%, during the years ended December 31, 2016 and 2015, respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of December 31, 2016 and 2015. At December 31, 2015 there were no accounts receivable.

Inventory

Inventory consists of raw materials, work-in-process and finished goods of SUGARDOWN®. Inventories are stated at the lower of cost (weighted average cost method) or market, not in excess of net realizable value. The Company adjusts the carrying value of its inventory for excess and obsolete inventory. The Company continues to monitor the valuation of its inventory.

Property and Equipment

Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset Category	Estimated Useful Life
Office Furniture and Equipment	5 years
Computer Equipment and Software	3 years

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2016 and 2015, the Company recorded depreciation expense of $6,091 and $6,749, respectively.

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

The Company performed its impairment review of goodwill for the years ended December 31, 2016 and 2015, and concluded that no impairment existed.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the year ended December 31, 2016 did not include 12,289,000, 28,424,669 and 60,227,273 options, warrants and shares to be issued upon conversion of notes payable, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2015 did not include 6,289,000, 12,424,669 and 24,000,000 options, warrants and shares to be issued upon conversion of notes payable, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2016 and 2015.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of selling, general and administrative expenses in the selling and marketing expenses in the statements of operations. The Company incurred advertising costs of $45,400 and $4,000 for the year ended December 31, 2016 and 2015, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of December 31, 2016 and 2015, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

The Company grants stock options to non-employee consultants from time to time in exchange for services performed for the Company. Equity instruments granted to non- employees are subject to periodic revaluation over their vesting terms. In general, the options vest over the contractual period of the respective consulting arrangement and, therefore, the Company revalues the options periodically and records additional compensation expense related to these options over the remaining vesting period.

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

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at December 31, 2016 and 2015 net of inventory reserves, were as follows:

	2016	2015
Raw materials	$34,919	$34,919
Finished goods	20,197	74,832
Total	$55,116	$109,751

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

Intangible assets consist of the following as of December 31:

	2016	2015
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(396,429)	(332,143)
Intangible assets, net	$503,571	$567,857

Amortization expense for each of the years ended December 31, 2016 and 2015 was $64,286 and $64,286, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Fiscal Year
2017	$64,286
2018	64,286
2019	64,286
2020	64,286
2021	64,286
Thereafter	182,141
$503,571

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at December 31, 2016 and 2015:

	2016	2015
Professional fees	$65,000	$65,000
Interest	267,405	19,763
Other current liabilities	15,000	193,462
Total	$347,405	$278,225

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

  Level 1 - quoted prices in active markets for identical assets or liabilities

  Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

  Level 3 - inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of December 31, 2016 measured at fair value on a recurring basis are summarized below (none at December 31, 2015):

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,234,106	$-	$-	$1,234,106
Warrant liability	1,093,765	-	-	1,093,765
Total	$2,327,871	$-	$-	$2,327,871

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

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the year ended December 31, 2016:

Conversion option:

	At	December 31,
	Inception	2016
Common Stock Closing Price	$0.0945	$0.07
Conversion Price per Share	$0.075	$0.075
Conversion Shares	21,333,334	21,333,334
Call Option Value	0.0839	0.0579
Dividend Yield	0.00%	0.00%
Volatility	212.53%	215.62%
Risk-free Interest Rate	0.725%	1.20%
Term	2.0 years	1.63 years

 Exercise option:

	At	December 31,
	Inception	2016
Common Stock Closing Price	$0.0945	$0.07
Conversion Price per Share	$0.100	$0.100
Conversion Shares	16,000,000	16,000,000
Call Option Value	0.0929	0.0684
Dividend Yield	0.00%	0.00%
Volatility	212.53%	214.57%
Risk-free Interest Rate	1.15%	1.93%
Term	5.0 years	4.62 years

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate.  The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer. Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s statements of operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the year ended December 31, 2016:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2015	$-	$-
Aggregate amount of derivative instruments issued	1,189,040	1,014,296
Change in fair value of derivative liabilities	45,066	79,469
Balance, December 31, 2016	$1,234,106	$1,093,765

7.	CONVERTIBLE NOTES PAYABLE

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

The Company recognized the value attributable to the conversion feature of the convertible debenture and issued warrants of $2,203,336 and together with financing costs of $272,700 (aggregate of $2,476,036) as a discount against the notes up to $1,600,000 with the excess of $876,036 charged to current period interest. The Company valued the conversion option and the warrants using the Binomial Lattice pricing model as described in Note 6. The debt discount is amortized over the note’s maturity period as interest expense.

For the year ended December 31, 2016, the Company amortized $296,116 debt discount to operations as interest expense.

Convertible notes payable consist of the following at December 31, 2016 and December 31, 2015:

	2016	2015
Principal balance	$1,600,000	$-
Debt discount	(1,031,183)	-
Deferred finance costs	(204,198)	-
Outstanding, net of debt discount	$364,619	$-

8.	STOCKHOLDERS’ EQUITY

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

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of December 31, 2016, the Company had 28,424,669 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following table summarizes the Company’s common stock warrants activity for the years ended December 31, 2016 and 2015:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	12,424,669	$0.53
Granted	-	-
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding as of December 31, 2015	12,424,669	0.53
Granted	16,000,000	0.10
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding as of December 31, 2016	28,424,669	$0.29

9.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of December 31, 2016 and 2015, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of December 31, 2016 and 2015, there were 12,039,000 and 6,039,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to ten years.

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

The fair value of stock options granted and revaluation of non-employee consultant options for years ended December 31, 2016 and 2015 was calculated with the following assumptions:

	2016	2015
Risk-free interest rate	1.1%	1.3% - 1.9%
Expected dividend yield	0%	0%
Volatility factor	213%	79% - 91%
Expected life of option	5 years	4.6 to 10 years

9.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The weighted-average fair value of stock options granted during the years ended December 31, 2016 and 2015, under the Black-Scholes option pricing model was $0.06 and $0.14 per share, respectively. For the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense of $238,316 and $279,788, respectively, in connection with share-based payment awards. As of December 31, 2016, there was $232,195 of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the years ended December 31, 2016 and 2015:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	6,483,400	$0.10 – 1.85	$0.47
Granted	1,809,000	0.18 – 0.20	0.18
Exercised	-	-	-
Options forfeited/cancelled	(2,003,400)	0.18 – 1.85	0.51
Outstanding as of December 31, 2015	6,289,000	$0.10 – 1.21	$0.37
Granted	7,500,000	0.10 – 0.60	0.34
Exercised	-	-	-
Options forfeited/cancelled	(1,500,000)	0.10	0.10
Outstanding as of December 31, 2016	12,289,000	$0.10 – 1.21	$0.39

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2016:

	Vested or Expected to Vest						Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	1,795,000	$0.10	8.20	$-	1,795,000	$0.10	8.20	$-
0.18	934,000	0.18	6.50	-	934,000	0.18	6.50	-
0.20	2,150,000	0.20	4.91	-	2,150,000	0.20	4.91	-
0.37	58,000	0.37	5.67	-	58,000	0.37	5.67	-
0.40	2,000,000	0.40	4.67	-	-	0.40	4.67	-
0.42	63,000	0.42	4.00	-	63,000	0.42	4.00	-
0.50	2,810,000	0.50	1.05	-	2,810,000	0.50	1.05	-
0.60	2,000,000	0.60	4.67	-	-	0.60	4.67	-
0.69	100,000	0.69	7.25	-	100,000	0.69	7.25	-
1.21	379,000	1.21	7.03	-	379,000	1.21	7.03	-
$0.10-1.21	12,289,000	$0.39	4.63	$-	8,289,000	$0.39	4.63	$-

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2016:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2014	484,584	$0.39
Granted	1,809,000	0.18
Forfeited	(725,000)	0.18
Vested	(1,568,584)	0.18
Non-vested as of December 31, 2015	-	$-
Granted	7,500,000	0.34
Forfeited	-	-
Vested	(3,500,000)	0.16
Non-vested as of December 31, 2016	4,000,000	$0.50

The weighted-average remaining contractual life for options exercisable at December 31, 2016 is 4.63 years. At December 31, 2016 the Company has 5,461,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at both December 31, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $0 for both years as no options were exercised. The actual tax benefit realized from stock option exercises during the years ended December 31, 2016 and 2015 were $0 for both years as no options were exercised in either year.

10.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, Dr. Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017 and have been classified as a current liability on the balance sheet. The maturity date for the Company's former President remained June 30, 2016 and are currently in default. This note is classified as a current liability within the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. Revenue generated pursuant to the Agreement for the years ended December 31, 2016 and 2015 were approximately $52,000 and $70,000, respectively.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2016 and December 31, 2015, $35,542 and $14,884, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant. On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY. The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement. These shares were issued on December 5, 2016. Prior to their issuance, $200,000 was recorded in common stock subscribed.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing in the third quarter of $1,600,000. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time on, amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $551,284 and $93,177 during the twelve months ended December 31, 2016 and 2015, respectively.

Convertible notes payable – related party consist of the following at December 31:

	2016	2015
Principal balance	$1,752,000	$1,200,000
Debt discount	(997,539)	(1,106,823)
Outstanding, net of debt discount	$754,461	$93,177

11.	PROVISION FOR INCOME TAXES

During the years ended December 31, 2016 and 2015, no provision for income taxes was recorded as the Company generated net operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2016	2015
Net operating loss carryforwards	34.0%	34.0%
State taxes, net of federal benefit	5.5%	5.5%
Federal research and development tax credit	0.3%	0.2%
Other	4.5%	4.8%
Change in deferred tax asset valuation allowance	(44.3)	(44.5)%
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Net operating loss carryforwards	$5,675,300	$4,215,050
Tax credit carryforwards	94,200	90,000
Non-qualified stock options	1,211,700	1,117,550
Other temporary differences	-	24,000
Gross deferred tax assets	6,981,200	5,446,600
Valuation allowance	(6,981,200)	(5,446,600)
Net deferred tax assets	$-	$-

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $14.1 million, which begin to expire in years 2035 and 2019, respectively. The Company also has estimated available research and development tax credit carryforwards for federal income tax purposes of $94,000, which begin to expire in year 2032.

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

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2016, the Company increased its valuation allowance by $1,534,600 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2016. Management reevaluates the positive and negative evidence at each reporting period.

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

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. Prior to this location, we leased office space at 233 Needham Street, Newton MA 02464. This lease expired July 31, 2016 and no further obligation exists. During 2015, we leased an office located at 1750 Elm Street, Suite 103, Manchester, NH 03104. The Company abandoned the Manchester NH lease in October of 2015. In March 2016, the Company and the landlord agreed to settle the remaining lease obligation for a one-time payment of $152,000. The Company has no future obligation under the lease. The Company recognized rent expense of $4,355 and $188,938 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, there was $0 and $18,163, respectively, of deferred rent included in accrued expenses and other current liabilities in the accompanying balance sheets. There are no future minimum lease payments as of December 31, 2016.

Employment Agreement

The Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Rausch was initially required to relocate from Hong Kong to the United States. However, due to his continued efforts in Hong Kong, the Company and Mr. Rausch, in March 2017, have amended the employment agreement to remove the provision requiring Mr. Rausch to relocate to the United States. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch’s salary will be increased by $20,000. The Company shall grant Mr. Rausch a Stock Option (the "Rausch Option") to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch's commitment to the Company, the stock options previously granted to Mr. Rausch shall be amended to extend the expiration date to the ten year anniversary of signing date and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch’s accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch’s salary for a period of one year.

13.	CONVERTIBLE NOTES PAYABLE

In March 2015, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”). Pursuant to this agreement, the Company issued to Typenex a convertible promissory note (“Typenex Note”) in the principal amount of $225,000 with an original issue discount of $20,000 plus additional financing fees of $5,000 and a five year warrant to purchase 979,965 shares of the Company’s common stock at an exercise price of $0.30 per share, exercisable at date of issuance. Interest on the Typenex Note accrued at the rate of 10% per annum. The Typenex Note was to be repaid in six equal monthly installments in cash or in shares of common stock at the Company’s option (the “Conversion Shares”) plus any unpaid interest beginning September 17, 2015 until the maturity date in February 2016. The conversion price for determining the number of Conversion Shares in respect of any installment for which the Company elected to pay in shares of common stock would be the lesser of (i) $0.30 or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the common stock during the 20 trading days immediately preceding the date of conversion. The Company had the option to repay the Typenex Note before maturity, at its option, by paying the lender an amount equal to 125% of the then outstanding principal amount. Amounts outstanding under the Typenex Note were convertible into the Company’s common stock, in whole or in part, at any time, at the option of the lender, with an initial conversion price of $0.30 per share. The initial conversion price for lender conversions was subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing conversion price, with certain exceptions. The initial conversion price for lender conversions was also subject to adjustment if the aggregate market value of the Company’s common stock fell below $5 million dollars, in which case the conversion price would become the lesser of (i) $0.30 per share or (ii) 70% (subject to adjustment) of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days immediately preceding the date of conversion. If the Company failed to pay any of the installments including interest due under the Typenex Note when due, or if other events of default thereunder occurred, a default interest rate of 22% per annum would apply and the lender, at their option could have required the Company to repay, at 115%, all amounts that are outstanding plus 5% for each additional event of default. The Company assessed the features of the Typenex Note and warrant and determined that the warrant was required to be accounted for as a liability due to "full ratchet" protection and the lender’s put option feature, which was exercisable upon an event of default, including but not limited to, failure to pay, insolvency, change of control, delisting of the Company’s stock or failure to comply with the reporting requirements under the Exchange Act, was a derivative that required bifurcation. The Company also assessed the features of the conversion options and determined that it was a derivative that required bifurcation. The Company recorded the fair value of the warrant of $146,995 as a discount to the carrying value of the Typenex Note and as a liability. The Company recorded the fair value of the conversion feature of the Typenex Note, which included both the put and conversion option features, as of issuance date totaling $154,900 and was accounted for as a liability. Of the $154,900 originally recorded in derivative value, $53,005 of this fair value was recorded as a discount to the carrying value of the Typenex Note and $101,895 was recorded as a loss in interest expense in the accompanying statement of operations. The original issuance discount, financing fees, warrant issuance and bifurcated compound derivative resulted in a full discount of $225,000 on the Typenex Note. The discount was accreted through the Typenex Note's settlement. The Company made the first installment payment of $37,500 on September 16, plus accrued interest through that date. In September 2015, using the proceeds from the Shareholder Note Payable, see Note 10, the Company and the lender agreed to a full settlement of the Typenex Note including the cancellation of the warrants for an additional payment of $217,500.

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

In March 2015, the Company entered into a convertible promissory note agreement with JMJ Financial (“JMJ”) with a total potential principal amount of $500,000 with a $50,000 original issue discount ("JMJ Note"). At their discretion, JMJ may fund to the Company any portion of the $500,000, net of the original issue discount ratably applied. On March 18, 2015, the Company borrowed $83,333 of the principal amount, subject to the original issue discount of $8,333, for net proceeds of $75,000. Borrowings under the JMJ Note are due two years from the date funded. The Company may repay amounts borrowed under the JMJ Note within 90 days of funding without interest. Amounts not repaid within 90 days of funding bear a one- time interest charge of 12%. Amounts outstanding under the JMJ Note are convertible into the Company’s common stock, in whole or in part, at any time, at the option of the lender, with an initial conversion price of a 40% discount (subject to adjustment) to the lowest trade price of the common stock during the 20 trading day period immediately prior to the date of conversion. If the Company fails to repay amounts due under the JMJ Note when due, or if other events of default thereunder should occur, a default interest rate of 18% per annum will apply and the lender, at their option, may require the Company to repay, at 150%, all amounts that are outstanding. The Company assessed the features of the JMJ Note and determined that the lender’s put option feature, which becomes exercisable upon an event of default, including but not limited to, failure to pay, insolvency or failure to comply with the reporting requirements under the Exchange Act, is a derivative that requires bifurcation. The Company also assessed the conversion features of the JMJ Note and determined that the conversion option is a derivative that requires bifurcation. The Company recorded the fair value of the conversion feature of the JMJ Note, which includes both the put and conversion option features, as of issuance date totaling $67,400, as a discount to the carrying value of the JMJ Note and accounted for it separately as a liability in the accompanying balance sheet. The original issuance discount, financing fees and bifurcated compound derivative resulted in an initial discount as of issuance date of $83,233 on the JMJ Note. This discount will be accreted through the JMJ Note’s settlement date.

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

F-17

In September 2015, using the proceeds from the Shareholder Note Payable, discussed above, the Company and the lender agreed to a full settlement of the Vis Vires Notes discussed above for $105,000.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2016 through the date of the filing for possible disclosure and recognition in the financial statements.

F-18