Form 10-Q
period 2017-03-31
Boston Therapeutics, Inc.
filed 2017-05-11
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period fir complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDEING FIVE YEARS

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒           No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Common Stock, $0.001 par value per share	47,741,137 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “BTI” or "Company" refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$389,924	$687,185
Accounts receivable	591	5,011
Prepaid expenses and other current assets	92,332	82,710
Inventory, net	54,557	55,116
Total current assets	537,404	830,022

Property and equipment, net	3,836	1,577
Intangible assets, net	487,500	503, 571
Goodwill	69,782	69,782
Total assets	$1,098,522	$1,404,952

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$349,677	$319,474
Accrued expenses and other current liabilities	353,172	347,405
Deferred revenue	112,162	112,162
Notes payable – related party, current portion	297,820	297,820
Total current liabilities	1,112,831	1,076,861

Convertible notes payable, related party, net of discount	909,126	754,461
Convertible notes payable, net of discount	593,295	364,619
Warrant liability	1,103,811	1,093,765
Derivative liability	1,193,980	1,234,106
Total liabilities	4,913,043	4,523,812

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 46,702,836 shares issued and outstanding at March 31, 2017 and December 31, 2016.	46,703	46,703
Additional paid-in capital	15,073,055	15,060,616
Accumulated deficit	(18,934,279)	(18,226,179)
Total stockholders’ deficit	(3,814,521)	(3,118,860)

Total liabilities and stockholders’ deficit	$1,098,522	$1,404,952

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2017	2016
Revenue	$4,479	$12,307
Cost of goods sold	8,933	15,922
Gross (deficit) margin	(4,454)	(3,615)

Operating expenses:
Research and development	41,707	21,772
Sales and marketing	13,513	18,650
General and administrative	235,647	213,957
Total operating expenses	290,867	254,379

Operating loss	(295,321)	(257,994)

Other income (expenses):
Interest expense	(442,859)	(157,341)
Other expense	-	(4,010)
Change in fair value of warrant liability	(10,046)	-
Change in fair value of derivative liabilities	40,126	-
Net loss	$(708,100)	$(419,345)

Net loss per share- basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding basic and diluted	46,702,836	39,319,507

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(708,100)	$(419,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,126	17,716
Stock-based compensation	12,439	-
Amortization of discount on debt and deferred financing costs	383,341	117,654
Change in fair value of warrant liability	10,046	-
Change in fair value of derivative liabilities	(40,126)	-
Changes in operating assets and liabilities:
Accounts receivable	4,420	(2,595)
Inventory	559	5,782
Prepaid expenses and other current assets	(9,622)	223
Other assets	-	3,625
Accounts payable	30,203	(21,147)
Accrued expenses	5,767	(104,277)
Net cash used in operating activities	(293,947)	(402,364)

Cash flows from investing activities:
Purchase of equipment	(3,314)	-
Net cash used in investing activities	(3,314)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	-	402,000
Net cash provided by financing activities	-	402,000

Net (decrease) in cash and cash equivalents	(297,261)	(364)
Cash and cash equivalents, beginning of period	687,185	40,995
Cash and cash equivalents, end of period	$389,924	$40,631

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,136	$-
Income taxes	$-	$4,000
Non-cash financing activities:
Beneficial conversion features associated with convertible notes payable	$-	$402,000

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and primarily a CRO/CMO contracted operating history. As shown in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $18.9 million and $390,000 cash on hand as of March 31, 2017. Management is restructuring and is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. Management anticipates that the current cash available will be sufficient to fund our planned operations into the second quarter of 2017. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company's financial statements for its year ended December 31, 2016 included in its Form 10-K filed with the SEC on March 28, 2017. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of March 31, 2017 and the results of operations for the three month periods ended March 31, 2017 and 2016.

The condensed balance sheet, as of December 31, 2016, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances.  Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts.  Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance.  There were no allowances for doubtful accounts as of March 31, 2017 and December 31, 2016.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of March 31, 2017 and December 31, 2016, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method.  The weighted average number of common shares for the three month period ended March 31, 2017 did not include 60,227,273, and 12,094,000 and 28,404,669 for convertible notes payable and accrued interest, options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three month period ended March 31, 2016 did not include 6,289,000 and 12,424,669 for options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at March 31, 2017 and December 31, 2016, net of inventory reserves, were as follows:

	2017	2016
Raw materials	$34,919	$34,919
Finished goods	19,638	20,197
	$54,557	$55,116

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

Intangible assets consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(412,500)	(396,429)
Intangible assets, net	$487,500	$503,571

Amortization expense was $16,071 and $16,071 for the three months ended March 31, 2017 and 2016, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets or liabilities
Level 2 —	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 —	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of March 31, 2017 measured at fair value on a recurring basis are summarized below:

	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,193,980	$-	$-	$1,193,980
Warrant liability	1,103,811	-	-	1,103,811
Total	$2,297,791	$-	$-	$2,297,791

Financial liabilities as of December 31, 2016 measured at fair value on a recurring basis are summarized below:

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,234,106	$-	$-	$1,234,106
Warrant liability	1,093,765	-	-	1,093,765
Total	$2,327,871	$-	$-	$2,327,871

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

For the Three Months Ended March 31, 2017 and 2016

 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the three months ended March 31, 2017:

Conversion option:

	At	March 31,
	Inception	2017
Common Stock Closing Price	$0.0945	$0.071
Conversion Price per Share	$0.075	$0.075
Conversion Shares	21,333,334	21,333,334
Call Option Value	0.0839	0.056
Dividend Yield	0.00%	0.00%
Volatility	212.53%	214.34%
Risk-free Interest Rate	0.725%	1.03%
Term	2.0 years	1.38 years

 Exercise option:

	At	March 31,
	Inception	2017
Common Stock Closing Price	$0.0945	$0.071
Conversion Price per Share	$0.100	$0.100
Conversion Shares	16,000,000	16,000,000
Call Option Value	0.0929	0.069
Dividend Yield	0.00%	0.00%
Volatility	212.53%	214.34%
Risk-free Interest Rate	1.15%	1.93%
Term	5.0 years	4.38 years

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the three months ended March 31, 2017:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2016	$1,234,106	$1,093,765
Aggregate amount of derivative instruments issued	-	-
Change in fair value of derivative liabilities	(40,126)	10,046
Balance, March 31, 2017	$1,193,980	$1,103,811

5.	CONVERTIBLE NOTES PAYABLE

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

The Company recognized the value attributable to the conversion feature of the convertible debenture and issued warrants of $2,203,336 and together with financing costs of $272,700 (aggregate of $2,476,036) as a discount against the notes up to $1,600,000 with the excess of $876,036 charged to interest during the three months ended September 30, 2016. The Company valued the conversion option and the warrants using the Binomial Lattice pricing model as described in Note 4. The debt discount is amortized over the note’s maturity period as interest expense.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

5.	CONVERTIBLE NOTES PAYABLE – (Continued)

 For the three months ended March 31, 2017, the Company amortized $197,260 debt discount to operations as interest expense.

Convertible notes payable consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Principal balance	$1,600,000	$1,600,000
Debt discount	(833,923)	(1,031,183)
Deferred finance costs	(172,782)	(204,198)
Outstanding, net of debt discount	$593,295	$364,619

6.	STOCKHOLDERS’ EQUITY

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

Common Stock

No shares of common stock were issued during the three months ended March 31, 2017

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement.  As of March 31, 2017, the Company had 28,404,669 warrants outstanding which are all classified as equity instruments and are fully exercisable as of March 31, 2017.

The following table summarizes the Company’s common stock warrant activity during the three months ended March 31, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2016	28,424,669	$0.29
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(20,000)	1.15
Outstanding as of March 31, 2017	28,404,669	$0.29

7.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (“2010 Plan”) under which the Company may grant options to purchase up to 5,000,000 shares of common stock.  On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000.  As of March 31, 2017 and December 31, 2016, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (“2011 Plan”) under which the Company may grant options to purchase 2,100,000 shares of common stock.  In

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares.  During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000.  As of March 31, 2017 and December 31, 2016, there were 11,844,000 and 12,039,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

No stock options were granted in either three month period ending March 31, 2017 or 2016.

The Company recognized $12,439 and $0 of stock-based compensation costs in the accompanying statement of operations for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there was $219,756 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized in future periods.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	12,289,000	$0.10-1.21	$0.39
Granted	-	-	-
Exercised	-	-	-
Options forfeited/cancelled	(195,000)	0.10	0.10
Outstanding as of March 31, 2017	12,094,000	$0.10-1.21	$0.39

There were no stock option exercises during the three months ended March 31, 2017 or March 31, 2016.

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2017:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,600,000	$0.10	8.95	$-	1,600,000	$0.10	8.95	$-
0.18	934,000	0.18	6.25	-	934,000	0.18	6.25	-
0.20	2,150,000	0.20	4.66	-	2,150,000	0.20	4.66	-
0.37	58,000	0.37	5.42	-	58,000	0.37	5.42	-
0.40	2,000,000	0.40	4.42	-	-	0.40	4.42	-
0.42	63,000	0.42	3.75	-	63,000	0.42	3.75	-
0.50	2,810,000	0.50	0.80	-	2,810,000	0.50	0.80	-
0.60	2,000,000	0.60	4.42	-	-	0.60	4.42	-
0.69	100,000	0.69	7.00	-	100,000	0.69	7.00	-
1.21	379,000	1.21	6.78	-	379,000	1.21	6.78	-
$0.10-1.21	12,094,000	$0.39	4.46	$-	8,094,000	$0.39	4.46	$-

The weighted-average remaining contractual life for stock options exercisable at March 31, 2017 is 4.46 years. At March 31, 2017, the Company has 5,656,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively. There was $0 intrinsic value for fully vested, exercisable options at both March 31, 2017 and December 31, 2016. There were no options exercised in the three months ended March 31, 2017 or March 31, 2016. No actual tax benefit was realized from stock option exercises during these periods.

As of March 31, 2017, 8,094,000 of the stock options issued by the Company are fully vested and 4,000,000 remain unvested.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

8.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company's former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates.  Most recently, effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. The maturity date for the Company's former President remain June 30, 2016 and have been classified as a current liability within the accompanying balance sheet.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the "Agreement") with Advance Pharmaceutical Company Ltd. ("Advance Pharmaceutical"), a Hong Kong-based privately-held company.  Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical.  Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia.  Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011.   The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.   Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013.   No revenue was generated pursuant to the Agreement for the three months ended March 31, 2017 or 2016.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt.  In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014.  The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company.  Accordingly, the Company has recorded the reduction in accrued interest through equity during the year ended December 31, 2015.  As of March 31, 2017 and December 31, 2016, $24,598 and $24,131, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

8.	RELATED PARTY TRANSACTIONS - (continued)

During September 2015, the Company entered into a securities purchase agreement with CJY.  Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000 and was amended again in 2016 to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018.  The Company may prepay this Note and any accrued interest at any time.  At any time on, amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $154,665 and $117,654 during the three months ended March 31, 2017 and 2016, respectively.

Convertible notes payable – related party consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Principal balance	$1,752,000	$1,752,000
Debt discount	(842,874)	(997,539)
Outstanding, net of debt discount	$909,126	$754,461

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space in Lawrence, MA under a month to month lease. Prior to this location, the Company leased office space in Newton MA under a lease that expired July 31, 2016. The Company has no further obligation under that lease. The Company recognized rent expense of $900 and $4,950 during the three months ended March 31, 2017 and 2016, respectively.

There are no future minimum lease payments under non-cancelable operating leases as of March 31, 2017.

10.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2017 through the date of filing, for possible disclosure and recognition in the financial statements.  See discussed below material subsequent events that impact its financial statements or disclosures.

On April 3, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 1,038,301 shares to an investor upon conversion of a note payable held by the investor for $75,000 including accrued interest of approximately $2,873. The cost basis for the shares issued was $0.075.

On April 26, 2017, Boston Therapeutics, Inc. (the “Company”) entered into Securities Purchase Agreement with CJY Holdings Limited (“CJY") providing for the sale by the Company to CJY of 6% Subordinated Convertible Debenture in an amount of up to $1,000,000 (the "Debentures").  In addition to the Debentures, CJY will also receive stock purchase warrants (the "Warrants") to acquire 500,000 shares of common stock of the Company for every $50,000 in Debentures purchased. The Warrants are exercisable for five years at an exercise price of $0.10 and may be exercised on a cashless basis.  The Company may only use the proceeds for the payment of services or materials associated with clinical trials. The Company closed on $200,000 in financing and issued the related Debentures and Warrants under this agreement on April 26, 2017.

The Debentures bear interest at 6% per annum and mature two years from issuance. CJY may elect to convert all or part of the Debentures, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $0.10 per share.   Interest on the Debentures is payable in cash or shares of common stock at $0.10 per share quarterly commencing June 30, 2017. The conversion price is subject to adjustment for stock dividends and stock splits.  In addition, if after the original issue date of the Debentures, either (i) the volume weighted average price equals or exceeds $0.50 for 10 consecutive trading days or (ii) the

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

10.           SUBSEQUENT EVENTS - (continued)

Company's elects to lists a class of securities on a national securities exchange, the Company may cause CJY to convert all or part of the then outstanding principal amount of the Debentures plus, accrued but unpaid interest, liquidated damages and other amounts owed.

CJY agreed to restrict its ability to convert the Debentures and exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by CJY after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $18.9 million and $390,000 cash on hand as of March 31, 2017. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2017 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended March 31, 2017 compared to March 31, 2016

Revenue

Revenue for the three months ended March 31, 2017 was $4,479, a decrease of $7,828 as compared to revenue of $12,307 for the three months ended March 31, 2016.  The Company ceased it advertising and promotional campaign during 2016 as we are focusing our financial efforts toward drug development.

Gross Margin

The Company generated gross deficit for the three months ended March 31, 2017 of $4,454 as compared to a gross deficit of $3,615 for the three months ended March 31, 2016.  The increase in our gross deficit is primarily related to the lower revenue in the first three months of 2017 that were not in excess of fixed costs.

Research and Development

Research and development expense for the three months ended March 31, 2017 was $41,707, an increase of $19,935 as compared to $21,772 for the three months ended March 31, 2016.  The increase is attributed to the Company beginning efforts to further develop it BTI-320 drug development. We have begun conducting stability testing of BTI-320 and look to start clinical drug testing shortly. The expense also include to non-cash amortization of the intangible assets.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2017 was $13,513, a decrease of $5,137 as compared to $18,650 for the three months ended March 31, 2016. The decrease in 2017 is mostly related to reduced advertising and consulting work as we began to focus more on the development of BTI-320. There are currently no employees dedicated to sales and marketing; however, we have a paid consultant working part time to assist with our sales and marketing program.

General and Administrative

General and administrative expense for the three months ended March 31, 2017 was $235,647, an increase of $21,690 as compared to $213,957 for the three months ended March 31, 2016.  The Company CEO is the only full time employee. Other than the CEO the remainder of the general and administrative tasks are performed by outside consultants. For the quarter ended March 31, 2017, payments to the CEO totaled $56,580. The CEO during the first three months of 2016 was unpaid. Non-cash stock-based compensation expense was $12,439 for 2017 compared to $0 in 2016.  These increases were offset by reductions in legal and accounting expenses of approximately $43,000 and $5,000, respectively. The Company’s audit fees were also reduced by approximately $15,000 for the first three months of 2017 compared to the same period in 2016. Consulting fees for the first three months of 2016 increased by approximately $20,000 compared to the same period of 2017 as the Company sought professional help for fund raising.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017

As of March 31, 2017, we had cash of $389,924 and accounts payable and accrued expenses totaling $702,846. During the three months ended March 31, 2017, the Company used $293,947 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2017 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

As disclosed in our annual report filing for the year ended December 31, 2016, there was a material weakness in the Company's internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have not been any material changes in the risk factors from those previously disclosed  in our  Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities made by the Company during the three months ended March 31, 2017 and not previously reported on Form 8-K.

In April, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 1,038,301 shares to an investor upon conversion of a note payable held by the investor for $75,000 including accrued interest of approximately $2,873. The cost basis for the shares issued was $0.075.

The preceding sales and issuances was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer)**

101	The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2017 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: May 10, 2017	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer

