Form 10-Q
period 2017-06-30
Boston Therapeutics, Inc.
filed 2017-08-10
CIK 1473579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2017
Common Stock, $0.001 par value per share	47,762,507 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$131,666	$687,185
Accounts receivable	873	5,011
Prepaid expenses and other current assets	316,600	82,710
Inventory, net	53,775	55,116
Total current assets	502,914	830,022

Property and equipment, net	3,129	1,577
Intangible assets, net	471,429	503,571
Goodwill	69,782	69,782
Total assets	$1,047,254	$1,404,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$296,671	$319,474
Accrued expenses and other current liabilities	448,912	347,405
Deferred revenue	112,162	112,162
Notes payable – related party, current portion	292,863	297,820
Total current liabilities	1,150,608	1,076,861

Convertible notes payable, related party, net of discount	1,092,297	754,461
Convertible notes payable, net of discount	792,789	364,619
Warrant liability	860,248	1,093,765
Derivative liability	769,145	1,234,106
Total liabilities	4,665,087	4,523,812

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized, 47,741,137 and 46,702,836 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	47,741	46,703
Additional paid-in capital	15,158,175	15,060,616
Accumulated deficit	(18,823,749)	(18,226,179)
Total stockholders’ deficit	(3,617,833)	(3,118,860)

Total liabilities and stockholders’ deficit	$1,047,254	$1,404,952

See accompanying notes to unaudited condensed financial statements

3

Boston Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$5,213	$16,281	$9,692	$28,588
Cost of goods sold	7,159	8,707	16,092	24,629
Gross margin (deficit)	(1,946)	7,574	(6,400)	3,959

Operating expenses:
Research and development	21,896	19,929	63,603	41,701
Sales and marketing	792	52,864	14,305	71,514
General and administrative	202,349	112,816	437,997	326,773
Total operating expenses	225,037	185,609	515,905	439,988

Operating loss	(226,983)	(178,035)	(522,305)	(436,029)

Interest expense	(521,977)	(189,671)	(964,836)	(347,012)
Other income (expense)	—	—	—	(4,009)
Change in fair value of warrant liability	345,121	—	335,075	—
Change in fair value of derivative liabilities	514,370	—	554,496	—
Net income (loss)	$110,531	$(367,706)	$(597,570)	$(787,050)

Net income (loss) per share- basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding basic and diluted	47,604,218	43,825,002	47,156,017	41,584,700

See accompanying notes to unaudited condensed financial statements

4

Boston Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended

	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(597,570)	$(787,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,904	35,432
Stock-based compensation	24,878	—
Amortization of discount on debt	827,945	261,023
Change in fair value of warrant liability	(335,075)	—
Change in fair value of derivative liabilities	(554,496)	—
Changes in operating assets and liabilities:
Accounts receivable	4,138	(4,662)
Inventory	1,341	6,900
Prepaid expenses and other current assets	(233,890)	(4,094)
Other assets	—	3,625
Accounts payable	(22,803)	(52,334)
Accrued expenses	104,380	(30,682)
Net cash used in operating activities	(747,248)	(571,842)

Cash flows from investing activities:
Purchase of property and equipment	(3,314)	—
Net cash used in investing activities	(3,314)	—

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	—	552,000
Proceeds from issuance of convertible note payable (net of issuance discounts and fees)	200,000	—
Repayment of notes payable to related party	(4,957)	—
Net cash provided by financing activities	195,043	552,000

Net (decrease) increase in cash and cash equivalents	(555,519)	(19,842)
Cash and cash equivalents, beginning of period	687,185	40,995
Cash and cash equivalents, end of period	$131,666	$21,153

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$4,000
Non-cash financing activities:
Issuance of common stock in exchange for settlement of outstanding payables	$—	$350,000
Conversion of convertible notes payable plus accrued interest into common stock	$77,873	$—
Derivative liabilities associated with convertible notes payable	$186,939	$—
Beneficial conversion features associated with convertible notes payable	$—	$442,000

See accompanying notes to unaudited condensed financial statements

5

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc., headquartered in Lawrence, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for pre-diabetes and diabetes: BTI-320, a non-systemic, non-toxic, therapeutic investigative designed to reduce post-meal glucose elevation which according to recent findings, are important in prediabetes and diabetes management. In addition, a formulation of the material SUGARDOWN®, falls within the regulatory dietary supplement guidelines and is designed to reduce post-meal blood sugar increases “sugar spikes” which can only be controlled by prescription insulin. In its patent portfolio, the Company has laboratory practical development of a combination material called IPOXYN, a complex carbohydrate with an oxygen carrier protein. In its initial phase, IPOXYN presents as a continuous intravenous drug for the prevention of necrosis, and event pending in many traumatic injuries and similarly, for possible treatment of ischemia with a possible target indication for assisting in the treatment of lower limb ischemia often associated with diabetes.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and primarily a CRO/CMO contracted operating history and for the last few years, has been supported by its Asia development license holder, who is a Director of the Company and a significant shareholder, who has participated in the ongoing development of its technologies. As shown in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $18.8 million and $132,000 cash on hand as of June 30, 2017. Management is currently seeking additional capital through private placements and public offerings of its common stock and more recently through corporate alliances and strategic merger opportunities.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. Management anticipates that the current cash available will be sufficient to fund our planned operations into the third quarter of 2017. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives.  Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company’s financial statements for its year ended December 31, 2016 included in its Form 10-K filed with the SEC on March 28, 2017. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of June 30, 2017 and the results of operations for the three and six month periods ended June 30, 2017 and 2016.

The condensed balance sheet, as of December 31, 2016, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of June 30, 2017 and December 31, 2016.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The carrying value of the notes payable as of June 30, 2017 and December 31, 2016, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the six month period ended June 30, 2017 does not include 61,964,873, and 12,094,000 and 30,404,669 for convertible notes payable and accrued interest, options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and six month period ended June 30, 2016 did not include 6,289,000 and 12,424,669 for options and warrants, respectively, because of their anti-dilutive effect.

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

For the Three and Six Months Ended June 30, 2017 and 2016

2.           INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value.

The components of inventories at June 30, 2017 and December 31, 2016, net of inventory reserves, were as follows:

	2017	2016
Raw materials	$34,919	$34,919
Finished goods	18,856	20,197
	$53,775	$55,116

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

Intangible assets consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(428,571)	(396,429)
Intangible assets, net	$471,429	$503,571

Amortization expense was $16,071 and $16,071 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was $32,142 and $32,143 for the six months ended June 30, 2017 and 2016, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

Financial liabilities as of June 30, 2017 measured at fair value on a recurring basis are summarized below:

	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$769,145	$—	$—	$769,145
Warrant liability	860,248	—	—	860,248
Total	$1, 629,393	$—	$—	$1,629,393

Financial liabilities as of December 31, 2016 measured at fair value on a recurring basis are summarized below:

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$1,234,106	$—	$—	$1,234,106
Warrant liability	1,093,765	—	—	1,093,765
Total	$2,327,871	$—	$—	$2,327,871

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following assumptions during the six months ended June 30, 2017:

Conversion option:

June 30,
2017
Common Stock Closing Price	$0.05 to 0.07
Conversion Price per Share	$0.075 to 0.10
Conversion Shares	22,333,334
Call Option Value	0.034 to 0.057
Dividend Yield	0.00%
Volatility	208.8 to 214.3%
Risk-free Interest Rate	1.03 to 1.28%
Term	1.13 to 2 years

Exercise option:

June 30,
2017
Common Stock Closing Price	$0.05 to 0.07
Conversion Price per Share	$0.100
Conversion Shares	18,000,000
Call Option Value	0.048 to 0.069
Dividend Yield	0.00%
Volatility	208.8 to 214.3%
Risk-free Interest Rate	1.84 to 1.93%
Term	4.13 to 5 years

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the three months ended June 30, 2017:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2016	$1,234,106	$1,093,765
Aggregate amount of derivative instruments issued	85,381	101,558
Transferred in due to conversions	4,154	—
Change in fair value of derivative liabilities	(554,496)	(335,075)
Balance, June 30, 2017	$769,145	$860,248

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

On April 11, 2017, one investor converted his Convertible Debenture of $75,000 plus accrued interest of $2,873, into 1,038,301 shares of the Company’s common stock.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

5.           CONVERTIBLE NOTES PAYABLE – continued

For the three and six months ended June 30, 2017, the Company amortized $197,260 and $394,520, respectively debt discount to operations as interest expense.

Convertible notes payable consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Principal balance	$1,525,000	$1,600,000
Debt discount	(590,845)	(1,031,183)
Deferred finance costs	(141,366)	(204,198)
Outstanding, net of debt discount	$792,789	$364,619

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

Common Stock

On April 11, 2017, the Company issued a total of 1,038,301 shares of its common stock in conjunction with the conversion of one of the 6% Convertible Debentures plus accrued interest (See Note 5). Of the total amount of shares issued, 1,000,000 were for the conversion of a Note for $75,000 and 38,301 shares were issued for the conversion of accrued interest of $2,873.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of June 30, 2017, the Company had 30,404,669 warrants outstanding which are all classified as equity instruments and are fully exercisable as of June 30, 2017.

The following table summarizes the Company’s common stock warrant activity during the six months ended June 30, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2016	28,424,669	$0.29
Granted	2,000,000	0.10
Exercised	—	—
Forfeited/cancelled	(20,000)	1.15
Outstanding as of June 30, 2017	30,404,669	$0.28

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

7.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (“2010 Plan”) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of June 30, 2017 and December 31, 2016, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (“2011 Plan”) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of June 30, 2017 and December 31, 2016, there were 11,844,000 and 12,039,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

No stock options were granted in either six month period ending June 30, 2017 or 2016.

The Company recognized $12,439 and $24,878 of stock-based compensation costs in the accompanying statement of operations for the three and six months ended June 30, 2017, respectively. No stock-based compensation costs was recorded for either the three or six month period ended June 30, 2016. As of June 30, 2017, there was $207,317 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized in future periods.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2017:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	12,289,000	$0.10-1.21	$0.39
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(195,000)	0.10	0.10
Outstanding as of June 30, 2017	12,094,000	$0.10-1.21	$0.39

There were no stock option exercises during the six months ended June 30, 2017 or June 30, 2016.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

7.           STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2017:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,600,000	$0.10	8.70	$—	1,600,000	$0.10	8.70	$—
0.18	934,000	0.18	6.00	—	934,000	0.18	6.00	—
0.20	2,150,000	0.20	4.41	—	2,150,000	0.20	4.41	—
0.37	58,000	0.37	5.17	—	58,000	0.37	5.17	—
0.40	2,000,000	0.40	4.17	—	—	0.40	4.17	—
0.42	63,000	0.42	3.50	—	63,000	0.42	3.50	—
0.50	2,810,000	0.50	0.55	—	2,810,000	0.50	0.55	—
0.60	2,000,000	0.60	4.17	—	—	0.60	4.17	—
0.69	100,000	0.69	6.75	—	100,000	0.69	6.75	—
1.21	379,000	1.21	6.53	—	379,000	1.21	6.53	—
$0.10-1.21	12,094,000	$0.39	4.21	$—	8,094,000	$0.39	4.21	$—

The weighted-average remaining contractual life for stock options exercisable at June 30, 2017 is 4.21 years. At June 30, 2017, the Company has 5,656,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively. There was $0 intrinsic value for fully vested, exercisable options at both June 30, 2017 and December 31, 2016. There were no options exercised in the six months ended June 30, 2017 or June 30, 2016. No actual tax benefit was realized from stock option exercises during these periods.

As of June 30, 2017, 8,094,000 of the stock options issued by the Company are fully vested and 4,000,000 remain unvested.

8.           RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates. Most recently, effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. As of June 30, 2017, the notes are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the six months ended June 30, 2017 or 2016.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

8.           RELATED PARTY TRANSACTIONS - continued

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company has recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of June 30, 2017 and December 31, 2016, $29,408 and $35,542, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

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

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000 and was amended again in 2016 to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time on, amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $154,665 and $309,330 during the three months and six months ended June 30, 2017, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $143,369 and $261,023 during the three months and six months ended June 30, 2016, respectively.

On April 26, 2017, Boston Therapeutics, Inc. (the “Company”) entered into Securities Purchase Agreement with CJY Holdings Limited (“CJY”) providing for the sale by the Company to CJY of 6% Subordinated Convertible Debenture in an amount of up to $1,000,000 (the “Debentures”). In addition to the Debentures, CJY will also receive stock purchase warrants (the “Warrants”) to acquire 500,000 shares of common stock of the Company for every $50,000 in Debentures purchased. The Warrants are exercisable for five years at an exercise price of $0.10 and may be exercised on a cashless basis. The Company may only use the proceeds for the payment of services or materials associated with clinical trials. The Company closed on $200,000 in financing and issued the related Debentures and Warrants under this agreement on April 26, 2017.

The Debentures bear interest at 6% per annum and mature two years from issuance. CJY may elect to convert all or part of the Debentures, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $0.10 per share. Interest on the Debentures is payable in cash or shares of common stock at $0.10 per share quarterly commencing June 30, 2017. The conversion price is subject to adjustment for stock dividends and stock splits. In addition, if after the original issue date of the Debentures, either (i) the volume weighted average price equals or exceeds $0.50 for 10 consecutive trading days or (ii) the Company elects to list a class of securities on a national securities exchange, the Company may cause CJY to convert all or part of the then outstanding principal amount of the Debentures plus, accrued but unpaid interest, liquidated damages and other amounts owed.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

8.	RELATED PARTY TRANSACTIONS - continued

CJY agreed to restrict its ability to convert the Debentures and exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by CJY after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $16,645 during the three months ended June 30, 2017. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Principal balance	$1,952,000	$1,752,000
Debt discount	(859,703)	(997,539)
Outstanding, net of debt discount	$1,092,297	$754,461

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space in Lawrence, MA under a month to month lease. Prior to this location, the Company leased office space in Newton MA under a lease that expired July 31, 2016. The Company has no further obligation under that lease. The Company recognized rent expense of $900 and $1,800 during the three and six months ended June 30, 2017, respectively. The Company recognized rent expense of $5,400 and $10,350 during the three and six months ended June 30, 2016, respectively.

There are no future minimum lease payments under non-cancelable operating leases as of June 30, 2017.

10.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from June 30, 2017 through the date of filing, for possible disclosure and recognition in the financial statements. See discussed below material subsequent events that impact its financial statements or disclosures.

On July 14, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 668,201 shares to an investor upon conversion of a note payable held by the investor for $50,000 including accrued interest of approximately $115. The cost basis for the shares issued was $0.075.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed financial statements and the notes thereto included elsewhere in this Form 10-Q . This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

Overview

Boston Therapeutics, Inc., headquartered in Lawrence, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company's initial product pipeline is focused on developing and commercializing therapeutic molecules for pre-diabetes, diabetes:  BTI-320 is a non-systemic, non-toxic, therapeutic investigative designed to reduce post-meal glucose elevation, the new important finding in diabetes management, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat hypoxia and possibly and adjunctive therapy for lower limb ischemia associated with diabetes.  In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based regulated as a dietary supplement.  SUGARDOWN® is currently in the initial stage of market introduction in the US, and in 2011, we entered into an agreement of licensing and development with Advance Pharmaceutical to develop markets in Hong Kong, China and Macau.  In November 2014, we agreed to expand this marketing, manufacturing, and development agreement to include 12 additional countries:  Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia.  In March 2015, we agreed to further expand their authorized territories to include Japan.

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $18.8 million and $132,000 cash on hand as of June 30, 2017. Management is currently seeking additional capital through private placements and public offerings and or Corporate collaborations and mergers through the use of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the third quarter of 2017 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended June 30, 2017 compared to June 30, 2016

Revenue

Revenue for the three months ended June 30, 2017 was $5,213, a decrease of $11,068 as compared to revenue of $16,281 for the three months ended June 30, 2016.  The decrease is primarily related to the Company suspension of its US marketing programs to sell its Sugardown product during 2017. The Company is actively assessing several options to continue to test market and control sell Sugardown via a few strategic outlets.

Gross Margin

The Company generated a gross deficit for the three months ended June 30, 2017 of ($1,946) as compared to a gross margin of $7,574 for the three months ended June, 2016.  The decrease is primarily related to the decrease in revenues during the quarter that were not sufficient to cover the fixed costs for the quarter.

Research and Development

Research and development expense for the three months ended June 30, 2017 was $21,896 an increase of $1,967 as compared to $19,929 for the three months ended June 30, 2016.  The Company has initiated clinical trials for its Sugardown product and its BTI320 investigative material in the U.S. and in China (Hong Kong), starting in the second and third quarter of 2017. Both trials are being funded by the Asian license holder who is also a Director and significant stockholder. The majority of the expense in 2017 is from non-cash amortization of the intangible assets and stability testing. The majority of the expense in 2016 is related to non-cash amortization of the intangible assets and part time consulting work.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2017 was $792, a decrease of $52,072 as compared to $52,864 for the three months ended June 30, 2016. The decrease in 2017 is due to the Company suspending its selling and marketing program explorations. The Company is currently evaluating other opportunities and reviewing proposals to sell and market Sugardown and its sister registered products of the Asia registrations (SugarBalance, SugarBlock) and anticipates the implementation to begin programs during the third quarter of 2017. The 2016 expenses were related to advertising costs on radio and newspaper as well as consultant fees to assist with market development.

General and Administrative

General and administrative expense for the three months ended June 30, 2017 was $202,349, an increase of $89,533 as compared to $112,816 for the three months ended June 30, 2016.  The Company has no US based full time employees and is fully operated by contracted consultants for the functions of its operations in legal, regulatory, clinical, manufacturing and general office and administrative tasks. The increase costs in 2017 are from support for our contracted CEO of approximately $57,000. Non-cash stock-based compensation expense increased approximately $12,000.  Legal and accounting fees also increased by approximately $57,000 mostly due to very low similar expenses in 2016 due to the application of vendor credits during 2016. These increases were slightly offset by reduced occupancy costs and reduced insurance costs in 2017, as well as the application of vendor credits in 2017.

Six Months Ended June 30, 2017 compared to June 30, 2016

Revenue

Revenue for the six months ended June 30, 2017 was $9,692, a decrease of $18,896 as compared to revenue of $28,588 for the six months ended June 30, 2016.  The decrease is primarily related to the Company suspension of its US marketing programs to sell its Sugardown product during 2017. The Company is actively assessing several options to continue to test market and control sell Sugardown via a few strategic outlets.

Gross Margin

The Company generated a gross deficit for the six months ended June 30, 2017 of ($6,400) as compared to a gross margin of $3,959 for the six months ended June 30, 2016. The decrease is primarily related to the decrease in revenues during the quarter which were not sufficient to cover the fixed costs for the quarter.

Research and Development

Research and development expense for the six months ended June 30, 2017 was $63,603 an increase of $21,902 as compared to $41,701 for the six months ended June 30, 2016. The Company and its Asia license and development partner has begun clinical trials for its Sugardown product and its BTI320 investigative material in the U.S. and in China, Hong Kong, starting in the second and third quarter of 2017. The majority of the expense in 2017 is from non-cash amortization of the intangible assets, and stability testing of the Sugardown product. The majority of the expense in 2016 is related to non-cash amortization of the intangible assets and part time consulting work.

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2017 was $14,305, a decrease of $57,209 as compared to $71,514 for the six months ended June 30, 2016. The decrease in 2017 is due to the Company suspending its US based selling and marketing programs. The Company is currently assessing with its Asia license holder other options and proposed programs and channels to sell and market Sugardown and the sister registered products (Sugar Balance and Sugar Block) with and anticipation to begin a marketing and selling.distribution programs during the third quarter of 2017. The 2016 expenses related to advertising costs on radio and newspaper as well as consultant fees to assist with maket development.

General and Administrative

General and administrative expense for the six months ended June 30, 2017 was $437,997, an increase of $111,224 as compared to $326,773 for the six months ended June 30, 2016.  The increase in 2017 is primarily caused by the Company hiring a contract CEO adding approximately $114,000 to professional fees. The Company also recognized non-cash stock-based compensation expense of approximately $24,000.  In addition to this, the Company also recognized increased professional fees to assist the Company with fund raising and mergers and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash of $131,666 and accounts payable and accrued expenses totaling $745,583. During the six months ended June 30, 2017, the Company used $747,248 of cash in operations

We have incurred recurring operating losses since inception as we are generating a new platform to bring our SUGARDOWN® product to address the growing market of “excess free sugar” presented concerns. We will explore collaborative efforts in Asia alliance to develop BTI-320 and IPOXYN investigative materials.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.   Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. Most recently, we have expanded our search of co-development beyond the Asian partnership. The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the third quarter of 2017 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities, and the continued cost sharing and operation support from the Asia operations of the Alliance partner.

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

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our annual report filing for the year ended December 31, 2016, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three and six months ended June 30, 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered sales of equity securities made by the Company during the three months ended June 30, 2017 and not previously reported on Form 8-K.

In April, 2017, in accordance with the terms of a Securities Purchase Agreement, the company issued 1,038,301 shares to an investor upon conversion of a note payable held by the investor for $75,000 including accrued interest of approximately $2,873. The cost bases for the shares issued was $0.075.

On July 14, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 668,201 shares to an investor upon conversion of a note payable held by the investor for $50,000 including accrued interest of approximately $115. The cost basis for the shares issued was $0.075.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2017 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August 10, 2017	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer