Form 10-Q
period 2017-09-30
Boston Therapeutics, Inc.
filed 2017-11-13
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common Stock, $0.001 par value per share	60,437,163 shares

1

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$296,907	$687,185
Accounts receivable	873	5,011
Prepaid expenses and other current assets	319,460	82,710
Inventory, net	41,564	55,116
Total current assets	658,804	830,022

Property and equipment, net	2,690	1,577
Intangible assets, net	455,357	503,571
Goodwill	69,782	69,782
Total assets	$1,186,633	$1,404,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$270,667	$319,474
Accrued expenses and other current liabilities	447,603	347,405
Deferred revenue	112,162	112,162
Notes payable – related party, current portion	281,532	297,820
Convertible notes payable, related party, net of discount, current portion	1,268,137	—
Convertible notes payable, net of discount, current portion	989,985
Derivative liability, current portion	798,503	—
Total current liabilities	4,168,589	1,076,861

Convertible notes payable, related party, net of discount	—	754,461
Convertible notes payable, net of discount	—	364,619
Warrant liability	1,474,139	1,093,765
Derivative liability	—	1,234,106
Total liabilities	5,642,728	4,523,812

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Preferred stock, 150,000 shares authorized, 45,000 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	45	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,937,163 and 46,702,836 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	49,937	46,703
Additional paid-in capital	15,289,281	15,060,616
Accumulated deficit	(19,795,358)	(18,226,179)
Total stockholders’ deficit	(4,456,095)	(3,118,860)

Total liabilities and stockholders’ deficit	$1,186,633	$1,404,952

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$4,400	$11,695	$14,092	$40,283
Cost of goods sold	17,783	17,233	33,875	41,862
Gross deficit	(13,383)	(5,538)	(19,783)	(1,579)

Operating expenses:
Research and development	17,639	16,071	81,242	57,772
Sales and marketing	3,301	22,705	17,606	94,219
General and administrative	260,605	471,944	698,602	798,717
Total operating expenses	281,545	510,720	797,450	950,708

Operating loss	(294,928)	(516,258)	(817,233)	(952,287)

Interest expense	(493,829)	(1,176,014)	(1,458,665)	(1,523,026)
Other income (expense)	—	(1)	—	(4,010)
Financing cost	—	(350,000)	—	(350,000)
Change in fair value of warrant liability	(163,891)	—	171,184	—
Change in fair value of derivative liabilities	(18,961)	(2,577,655)	535,535	(2,577,655)
Net loss	$(971,609)	$(4,619,928)	$(1,569,179)	$(5,406,978)

Net loss per share- basic and diluted	$(0.02)	$(0.10)	$(0.03)	$(0.13)
Weighted average shares outstanding basic and diluted	48,336,915	45,107,792	47,557,779	42,615,867

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Statement of Stockholders’ (Deficit) (Unaudited)

For the Nine Months Ended September 30, 2017

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Total
Balance at December 31, 2016	—	$—	46,702,836	$46,703	$15,060,616	$(18,226,179)	$(3,118,860)

Conversion of convertible note payable and accrued interest into common stock			1,704,968	1,705	115,770		117,475
Conversion of accrued interest into common shares			1,507,989	1,508	77,661		79,169
Conversion of related party accrued interest into common shares			21,370	21	2,116		2,137
Issuance of Series A Preferred Stock for cash	45,000	45			449,955		450,000
Reclassification of derivative liability					(454,154)		(454,154)
Stock based compensation					37,317		37,317
Net loss						(1,569,179)	(1,569,179)

Balance at September 30, 2017	45,000	$45	49,937,163	$49,937	$15,289,281	$(19,795,358)	$(4,456,095)

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.
Condensed Statements of Cash Flows (Unaudited)

	For the nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,569,179)	$(5,406,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,415	53,093
Stock-based compensation	37,317	225,877
Amortization of discount on debt	1,250,980	500,626
Provision for inventory obsolescence	9,338	—
Non-cash interest expense and derivative costs	—	526,036
Change in fair value of warrant liability	(171,184)	—
Change in fair value of derivative liabilities	(535,535)	2,577,655
Stock issuance for financing costs	—	350,000
Changes in operating assets and liabilities:
Accounts receivable	4,138	(7,608)
Inventory	4,214	9,300
Prepaid expenses and other current assets	(236,750)	4,817
Other assets	—	3,625
Accounts payable	(48,807)	180,356
Accrued expenses	184,377	(30,681)
Net cash used in operating activities	(1,020,676)	(1,013,882)

Cash flows from investing activities:
Purchase of property and equipment	(3,314)	—
Net cash used in investing activities	(3,314)	—

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party (net of issuance discounts and fees)	200,000	552,000
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	—	1,600,000
Proceeds from the issuance of preferred stock	450,000	—
Payment of deferred financing costs	—	(256,186)
Repayment of notes payable to related party	(16,288)	—
Net cash provided by financing activities	633,712	1,895,814

Net (decrease) increase in cash and cash equivalents	(390,278)	881,932
Cash and cash equivalents, beginning of period	687,185	40,995
Cash and cash equivalents, end of period	$296,907	$922,927

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,699	$—
Income taxes	$—	$—
Non-cash financing activities:
Issuance of common stock in exchange for settlement of outstanding payables	$—	$468,889
Conversion of convertible notes payable plus accrued interest into common stock	$117,475	$—
Derivative liabilities associated with convertible notes payable and preferred stock	$454,154	$—
Conversion of accrued interest into common stock	$81,306	$—

See accompanying notes to unaudited condensed financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Boston Therapeutics, Inc., headquartered in Lawrence, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for pre-diabetes and diabetes: BTI-320, a non-systemic, non-toxic, therapeutic investigative material designed to reduce post-meal immediate glucose elevations which according to recent findings, is important in prediabetes and diabetes sugar management. In addition, a formulation of the material, SUGARDOWN®, falls within the regulatory dietary supplement guidelines and is designed to reduce immediate post-meal blood sugar increases “sugar spikes” which can only be significantly controlled by prescription insulin. In its patent portfolio, the Company has considered laboratory proof of concept development of a combination material called IPOXYN, a complex carbohydrate with an oxygen carrier protein of unique characteristics. In its initial phase, IPOXYN presents as a continuous intravenous drug for the prevention of necrosis, and event pending in many traumatic injuries and similarly, for possible treatment of ischemia with a possible target indication for assisting in the treatment of lower limb ischemic disorders often associated with diabetic neuropathies. The Company has been granted patents in the Ipoxyn and in the BTI-320 compound formulations.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and primarily a CRO/CMO contracted operating history. For the last few years, BTI has been largely supported by its Asia development license holder, who is also a Director of the Company and a significant shareholder. The license holder has participated in the ongoing development of the Sugardown related technologies. As shown in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of approximately $19.8 million and $297,000 cash on hand as of September 30, 2017. Management is currently seeking additional capital through private placements and public offerings of its common stock and more recently through corporate alliances and strategic merger opportunities. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. Management anticipates that the current cash available will be sufficient to fund our planned operations into the first quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering and development for clarification of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These condensed financial statements should be read in conjunction with the Company’s financial statements for its year ended December 31, 2016 included in its Form 10-K filed with the SEC on March 28, 2017. In the opinion of management, the statements contain all adjustments, including normal recurring adjustments necessary in order to present fairly the financial position as of September 30, 2017 and the results of operations for the three and nine month periods ended September 30, 2017 and 2016.

The condensed balance sheet, as of December 31, 2016, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results disclosed in the statements of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of September 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The carrying value of the notes payable as of September 30, 2017 and December 31, 2016, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the nine month period ended September 30, 2017 does not include 64,624,013, and 12,094,000 and 39,404,669 for convertible notes payable and accrued interest, options and warrants, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine month period ended September 30, 2016 did not include 54,495,233, 12,289,000 and 28,424,669 for convertible notes payable and accrued interest, options and warrants, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

The components of inventories at September 30, 2017 and December 31, 2016, net of inventory reserves, were as follows:

	2017	2016
Raw materials	$32,781	$34,919
Finished goods	8,783	20,197
	$41,564	$55,116

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

Intangible assets consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(444,643)	(396,429)
Intangible assets, net	$455,357	$503,571

Amortization expense was $16,071 for the three months ended September 30, 2017 and 2016. Amortization expense was $48,214 for the nine months ended September 30, 2017 and 2016.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets or liabilities

Level 2 —	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 —	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of September 30, 2017 measured at fair value on a recurring basis are summarized below:

	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$798,503	$—	$—	$798,503
Warrant liability	1,474,139	—	—	1,474,139
Total	$2,272,642	$—	$—	$2,272,642

Financial liabilities as of December 31, 2016 measured at fair value on a recurring basis are summarized below:

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$1,234,106	$—	$—	$1,234,106
Warrant liability	1,093,765	—	—	1,093,765
Total	$2,327,871	$—	$—	$2,327,871

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

For the Three and Nine Months Ended September 30, 2017 and 2016

4.            FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following assumptions during the nine months ended September 30, 2017:

Conversion option:

September 30,
2017
Common Stock Closing Price	$0.05 to 0.07
Conversion Price per Share	$0.075 to 0.10
Conversion Shares	21,666,666
Call Option Value	0.034 to 0.057
Dividend Yield	0.00%
Volatility	208.8 to 214.3%
Risk-free Interest Rate	1.03 to 1.47%
Term	0.87 to 2 years

Exercise option:

September 30,
2017
Common Stock Closing Price	$0.05 to 0.07
Conversion Price per Share	$0.10 to 0.15
Conversion Shares	27,000,000
Call Option Value	0.048 to 0.072
Dividend Yield	0.00%
Volatility	208.8 to 214.3%
Risk-free Interest Rate	1.62 to 1.93%
Term	3.87 to 5 years

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended September 30, 2017:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2016	$1,234,106	$1,093,765
Aggregate amount of derivative instruments issued	85,381	551,558
Transferred in due to conversions	14,551	—
Change in fair value of derivative liabilities	(535,535)	(171,184)
Balance, September 30, 2017	$798,503	$1,474,139

The Company’s sequencing policy requires that the instruments prioritized based on issued options, warrants, preferred stock, convertible debt and other convertible instruments would be settled first. The sequencing policy also considers contingently issuable additional shares, such as the convertible notes; which have variable terms based upon the Company’s common stock price, to have an issuance date to coincide with the event giving rise to the additional shares. Using this sequencing policy, debt instruments convertible into common stock are derivative liabilities.

In accordance with the sequencing policy and based on ASC 815-10-15-74, stock warrants issued in connection with debt and other convertible securities are considered by the company as a derivative, as the put option underlying these warrants are “tainted” derivatives after considering the Company’s outstanding convertible notes and its sequencing policy.

5.           CONVERTIBLE NOTES PAYABLE

In August and September 2016, the Company issued senior convertible debentures for an aggregate of $1,600,000 (the “Convertible Debentures”) in exchange for an aggregate net cash proceeds of $1,327,300, net of financing costs. The Convertible Debentures have a stated interest rate of 6% per annum payable quarterly beginning June 30, 2017 and are due two years from the date of issuance, the latest due September 15, 2018 and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.075 with certain anti-dilutive (reset) provisions and are subject to forced conversion if either i) the volume weighted average common stock price for each of any 10 consecutive trading days equals or exceeds $0.50, or (ii) the Company elects to lists a class of securities on a national securities exchange.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

5.            CONVERTIBLE NOTES PAYABLE – continued

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

On July 14, 2017, one investor converted his Convertible Debenture of $50,000 plus accrued interest of $2,482, into 711,755 shares of the Company’s common stock.

For the three and nine months ended September 30, 2017, the Company amortized $239,338 and $696,323, respectively debt discount to operations as interest expense.

Convertible notes payable consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Principal balance	$1,475,000	$1,600,000
Debt discount	(375,065)	(1,031,183)
Deferred finance costs	(109,950)	(204,198)
Outstanding, net of debt discount	$989,985	$364,619

6.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000. The amendment went into effect on September 7, 2013. On August 3, 2017, the Company’s Board of Directors voted to approve an increase in authorized common stock shares outstanding from 200,000,000 shares to 750,000,000 shares of the Company’s common stock. This increase is subject to shareholder approval.

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of September 30, 2017, the Company has 45,000 shares of Series A Preferred Stock outstanding.

On August 14, 2017, the Company entered into Securities Purchase Agreements with two accredited investors. In connection with these agreements, the Company issued 45,000 shares of Series A Preferred Stock and warrants to acquire 9,000,000 shares of common stock. The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 4,500,000 shares of the Company’s common stock. The Warrants shall be exercisable for a period of five years at an exercise price of $0.15 per share.

The Company recognized the value attributable to the conversion feature of the issued warrants of $650,421 as a charge against additional paid in capital up to $450,000 with the excess of $200,421 charged to change in fair value of warrant liability during the nine months ended September 30, 2017. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 4.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

Common Stock

On April 11, 2017, the Company issued a total of 1,038,301 shares of its common stock in conjunction with the conversion of one of the 6% Convertible Debentures plus accrued interest (See Note 5). Of the total amount of shares issued, 1,000,000 were for the conversion of a Note for $75,000 and 38,301 shares were issued for the conversion of accrued interest of $2,873.

On July 14, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 666,667 shares to an investor upon conversion of a note payable held by the investor for $50,000. The cost basis for the shares issued was $0.075.

On July 31, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 21,370 shares to a related party in lieu of cash for payment of accrued interest of $2,130. The cost basis for the shares issued was $0.10.

On September 29, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 1,507,989 shares to investors in lieu of cash for payment of accrued interest of $79,169. The cost basis for the shares issued was $0.0525.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of September 30, 2017, the Company had 39,404,669 warrants outstanding which are all classified as equity instruments and are fully exercisable as of September 30, 2017.

The following table summarizes the Company’s common stock warrant activity during the nine months ended September 30, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2016	28,424,669	$0.29
Granted	11,000,000	0.14
Exercised	—	—
Forfeited/cancelled	(20,000)	1.15
Outstanding as of September 30, 2017	39,404,669	$0.25

7.            STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (“2010 Plan”) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of September 30, 2017 and December 31, 2016, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (“2011 Plan”) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of September 30, 2017 and December 31, 2016, there were 11,844,000 and 12,039,000 options outstanding under the 2011 Plan, respectively.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically one to four years and the options typically expire in five to ten years.

No stock options were granted in either nine month period ending September 30, 2017 or 2016.

The Company recognized $12,439 and $37,317 of stock-based compensation costs in the accompanying statement of operations for the three and nine months ended September 30, 2017, respectively. The Company recognized $225,877 of stock-based compensation costs in the accompanying statement of operations for the three and nine months ended September 30, 2016. As of September 30, 2017, there was $194,878 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized in future periods.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

7.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION - continued

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2017:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	12,289,000	$0.10-1.21	$0.39
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(195,000)	0.10	0.10
Outstanding as of September 30, 2017	12,094,000	$0.10-1.21	$0.39

There were no stock option exercises during the nine months ended September 30, 2017 or September 30, 2016.

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2017:

Vested or Expected to Vest					Exercisable Options
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate	Number	Exercise	Remaining	Aggregate
Exercise	Number of	Price Per	Contractual	Intrinsic	of	Price	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Per Share	Life (Years)	Value
$0.10	1,600,000	$0.10	8.45	$—	1,600,000	$0.10	8.45	$—
0.18	934,000	0.18	5.75	—	934,000	0.18	5.75	—
0.20	2,150,000	0.20	4.16	—	2,150,000	0.20	4.16	—
0.37	58,000	0.37	4.92	—	58,000	0.37	4.92	—
0.40	2,000,000	0.40	3.92	—	—	0.40	3.92	—
0.42	63,000	0.42	3.25	—	63,000	0.42	3.25	—
0.50	2,810,000	0.50	0.30	—	2,810,000	0.50	0.30	—
0.60	2,000,000	0.60	3.92	—	—	0.60	3.92	—
0.69	100,000	0.69	6.50	—	100,000	0.69	6.50	—
1.21	379,000	1.21	6.28	—	379,000	1.21	6.28	—
$0.10-1.21	12,094,000	$0.39	3.96	$—	8,094,000	$0.39	3.96	$—

The weighted-average remaining contractual life for stock options exercisable at September 30, 2017 is 3.96 years. At September 30, 2017, the Company has 5,656,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively. There was $0 intrinsic value for fully vested, exercisable options at both September 30, 2017 and December 31, 2016. There were no options exercised in the nine months ended September 30, 2017 or September 30, 2016. No actual tax benefit was realized from stock option exercises during these periods.

As of September 30, 2017, 8,094,000 of the stock options issued by the Company are fully vested and 4,000,000 remain unvested.

8.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Most recently, effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During the second and third quarters of 2017, the Company made principal payments totaling $16,288 against the shareholders notes, reducing the total balance of the outstanding notes to $281,532. As of September 30, 2017, the notes are in default and are classified as current liabilities.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

8.	RELATED PARTY TRANSACTIONS - continued

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the nine months ended September 30, 2017 or 2016.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company has recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of September 30, 2017 and December 31, 2016, $34,337 and $35,542, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

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

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter to $1,200,000 and was amended again in 2016 to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time on, amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $153,466 and $460,399 during the three months and nine months ended September 30, 2017, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $145,130 and $406,153 during the three months and nine months ended September 30, 2016, respectively.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended September 30, 2017 and 2016

8.	RELATED PARTY TRANSACTIONS - continued

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $23,560 and $40,205 during the three and nine months ended September 30, 2017, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Principal balance	$1,952,000	$1,752,000
Debt discount	(683,863)	(997,539)
Outstanding, net of debt discount	$1,268,137	$754,461

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space in Lawrence, MA under a month to month lease. Prior to this location, the Company leased office space in Newton MA under a lease that expired July 31, 2016. The Company has no further obligation under that lease. The Company recognized rent expense of $900 and $2,700 during the three and nine months ended September 30, 2017, respectively. The Company recognized rent expense of $3,900 and $14,700 during the three and nine months ended September 30, 2016, respectively.

There are no future minimum lease payments under non-cancelable operating leases as of September 30, 2017.

10.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from October 1, 2017 through the date of filing, for possible disclosure and recognition in the financial statements. See discussed below material subsequent events that impact its financial statements or disclosures.

On October 4, 2017, the Company issued 500,000 shares to a vendor under a settlement agreement for investor relations services performed.

On October 6, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 10,000,000 shares to a related party investor upon conversion of a note payable held by the investor for $750,000 including accrued interest of approximately $150,000. The cost basis for the shares issued was $0.05.

On October 24, 2017, the Company entered into Securities Purchase Agreements with an accredited investors. In connection with the agreement, the Company issued 10,000 shares of Series A Preferred Stock and warrants to acquire 2,000,000 shares of common stock. The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 1,000,000 shares of the Company’s common stock. The Warrants shall be exercisable for a period of five years at an exercise price of $0.15 per share.

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

Overview

Boston Therapeutics, Inc., headquartered in Lawrence, MA, (OTC: BTHE) is a leader in the field of complex carbohydrate chemistry. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for pre-diabetes, diabetes: BTI-320 is a non-systemic, non-toxic, therapeutic investigative material designed to reduce post-meal glucose immediate elevation, the new important finding for effecting diabetes sugar management, and IPOXYN, an injectable anti-necrosis drug specifically designed to treat hypoxia and possibly an adjunctive therapy for lower limb ischemia associated with diabetes complications. The Company has been granted patents in the Ipoxyn and in the BTI-320 compound formulations. In addition, the Company has completed development of SUGARDOWN®, a complex carbohydrate-based material regulated as a dietary supplement. SUGARDOWN® is currently in the initial stage of market introduction in the US, and in 2011, we entered into an agreement of licensing and development with Advance Pharmaceutical to develop markets in Hong Kong, China and Macau. In November 2014, we agreed to expand this marketing, manufacturing, and development agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to further expand the license holders authorized territories to include Japan. Recently they registered in the Philippines, and are pending a registration in Taiwan. A sales order has been received for Korea and we are awaiting the completion of the lot for shipment in November, 2017.

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $19.8 million and $297,000 cash on hand as of September 30, 2017. Management is currently seeking additional capital through private placements and public offerings and or Corporate collaborations and mergers through the use of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. The Company has received ongoing funding through a fixed price convertible note from a related party and significant shareholder. Management anticipates that our cash resources will be sufficient to fund our planned operations into the fourth quarter of 2017 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended September 30, 2017 compared to September 30, 2016

Revenue

Revenue for the three months ended September 30, 2017 was $4,400, a decrease of $7,295 as compared to revenue of $11,695 for the three months ended September 30, 2016. The decrease is primarily related to the Company suspension of its US marketing programs to sell its Sugardown product during 2017. The Company is currently pursuing additional sales through the use of radio and social media advertising in specific targeted markets in the Northeast and Florida markets. The Company will consider other test markets and controlled sales of Sugardown via a few strategic outlets as further funding is secured.

Gross Margin

The Company generated a gross deficit for the three months ended September 30, 2017 of ($13,383) as compared to a gross deficit of ($5,538) for the three months ended September 30, 2016. The decrease is primarily related to the decrease in revenues during the quarter that were not sufficient to cover the fixed costs for the quarter. In addition, we took a charge of $9,338 to write off excess quantities of our Sugardown product expected to expire in June 2018.

Research and Development

Research and development expense for the three months ended September 30, 2017 was $17,639, an increase of $1,568 as compared to $16,071 for the three months ended September 30, 2016. The Company has initiated clinical trials for its Sugardown product and its BTI320 investigative material in the U.S. and in China (Hong Kong), starting in the second and third quarter of 2017. Both trials are being funded by the Asian license holder who is also a Director and significant stockholder. The majority of the expense in both 2017 and 2016 is from non-cash amortization of the intangible assets.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2017 was $3,301, a decrease of $19,404 as compared to $22,705 for the three months ended September 30, 2016. The decrease in 2017 is due to the Company suspending its selling and marketing program explorations. The Company is currently evaluating other opportunities and reviewing proposals to sell and market Sugardown and its sister registered products of the Asia registrations SugarBalance and SugarBlock. Beginning late in the third quarter of 2017, the Company is pursuing additional markets in the Northeast and Florida through the use of radio and social media advertising. The Company will consider other test markets and control sell Sugardown via a few strategic outlets. The 2016 expenses were related to advertising costs on radio and newspaper as well as consultant fees to assist with market development.

General and Administrative

General and administrative expense for the three months ended September 30, 2017 was $260,605, a decrease of $211,339 as compared to $471,944 for the three months ended September 30, 2016. The Company has no US based full time employees and is fully operated by contracted consultants for the functions of its operations in legal, regulatory, clinical, manufacturing and general office and administrative tasks. The decrease costs in 2017 are the result of lower non-cash stock compensation costs in 2017 of $212,000 which were the result of stock options issued the contract CEO upon his hiring in 2016. In addition, compensation costs of the contract CEO decreased in 2017 by approximately $40,000. This was caused by a sign on bonus paid the contract CEO upon his hiring in 2016. These saving were offset by increased professional fees of approximately $40,000.

Nine Months Ended September 30, 2017 compared to September 30, 2016

Revenue

Revenue for the nine months ended September 30, 2017 was $14,092, a decrease of $26,191 as compared to revenue of $40,283 for the nine months ended September 30, 2016. The decrease is primarily related to the Company suspension of its US marketing programs to sell its Sugardown product during the first quarter of 2017. The Company is currently pursuing additional sales through the use of radio and social media advertising in specific targeted markets in the Northeast and Florida markets. The Company will consider other test markets and controlled sales of Sugardown via a few strategic outlets.

Gross Margin

The Company generated a gross deficit for the nine months ended September 30, 2017 of ($19,783) as compared to a gross deficit of ($1,579) for the nine months ended September 30, 2016. The decrease is primarily related to the decrease in revenues during the quarter which were not sufficient to cover the fixed costs for the quarter. In addition, we took a charge of $9,338 to write off excess quantities of our Sugardown product expected to expire in June 2018.

Research and Development

Research and development expense for the nine months ended September 30, 2017 was $81,242, an increase of $23,470 as compared to $57,772 for the nine months ended September 30, 2016. The increase is attributed to the Company suspending nearly all if its research and development activities in 2016 and shifting them to the Asia licensed territory. The Company and its Asia license and development partner has begun clinical trials for its Sugardown product and its BTI320 investigative material in the U.S. and in China, Hong Kong, starting in the second and third quarter of 2017. The majority of the expense in 2017 is from non-cash amortization of the intangible assets and stability testing performed for the Sugardown product. The majority of the expense in 2016 is related to non-cash amortization of the intangible assets and part time consulting work.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2017 was $17,606, a decrease of $76,613 as compared to $94,219 for the nine months ended September 30, 2016. The decrease in 2017 is due to the Company suspending its US based selling and marketing programs in the first quarter. The Company, with its Asia license holder, is currently evaluating other opportunities and reviewing proposals to sell and market Sugardown and its sister registered products of the Asia registrations SugarBalance and SugarBlock. Beginning late in the third quarter of 2017, the Company is pursuing additional test markets in the Northeast and Florida through the use of radio and social media advertising. The Company will consider other test markets and controlled sales of Sugardown via a few strategic outlets as further funding is secured. The 2016 expenses related to advertising costs on radio and newspaper as well as consultant fees to assist with market development.

General and Administrative

General and administrative expense for the nine months ended September 30, 2017 was $698,602, a decrease of $100,115 as compared to $798,717 for the nine months ended September 30, 2016. The decrease costs in 2017 are the result of lower non-cash stock compensation costs in 2017 of $190,000 which were the result of stock options issued the contract CEO upon his hiring in 2016. This savings was offset by increased compensation costs of the contract CEO in 2017 by approximately $70,000. The contract CEO was hired in July 2016 so the nine months ended September 30, 2016 includes only 3 months of the contract CEO’s compensation costs as opposed to nine months in 2017. In addition, professional fees increased by approximately $20,000 for the nine months of 2017 as compared to 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had cash of $296,907 and accounts payable and accrued expenses totaling $718,269. During the nine months ended September 30, 2017, the Company used $1,020,676 of cash in operations

We have incurred recurring operating losses since inception as we are generating a new platform to bring our SUGARDOWN® product to address the growing market of “excess free sugar” presented concerns. We will explore collaborative efforts in Asia alliance to develop BTI-320 and IPOXYN investigative materials. We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN. Management is currently seeking additional capital through private placements and public offerings of its common stock and/or preferred stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings in order to fund our operations. Most recently, we have expanded our search of co-development beyond the Asian partnership. Management anticipates that our cash resources will be sufficient to fund our planned operations into the first quarter of 2018 as a result of this funding and cash management. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities, and the continued cost sharing and operation support from the Asia operations of the Alliance partner. There is no guarantee that we will be successful in these efforts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three and nine months ended September 30, 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 666,667 shares to an investor upon conversion of a note payable held by the investor for $50,000 including accrued interest of approximately $115. The cost basis for the shares issued was $0.075.

On July 31, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 21,370 shares to a related party in lieu of cash for payment of accrued interest of $2,130. The cost basis for the shares issued was $0.10.

On September 29, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 1,507,989 shares to investors in lieu of cash for payment of accrued interest of $79,169. The cost basis for the shares issued was $0.0525.

On October 4, 2017, the Company issued 500,000 shares at a cost basis of $0.10 per share and a common stock purchase warrant to acquire 250,000 shares of common stock at an exercise price of $0.10 per share to a vendor under a settlement agreement for investor relations services performed.

On October 6, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 10,000,000 shares to a related party investor upon conversion of a note payable held by the investor for $750,000 including accrued interest of approximately $150,000. The cost basis for the shares issued was $0.05.

On August 14, 2017, the Company entered into Securities Purchase Agreements with two accredited investors (the “Preferred 2017 Financing”). In connection with the Preferred 2017 Financing, the Company issued 45,000 shares of Series A Preferred Stock and common stock purchase warrants to acquire 9,000,000 shares of common stock (the “Warrants”). On October 20, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor as part of the Preferred 2017 Financing, pursuant to which the Company issued 10,000 shares of Series A Preferred Stock and Warrants to acquire 2,000,000 shares of common stock. The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 5,500,000 shares of the Company’s common stock. The Warrants shall be exercisable for a period of five years at an exercise price of $0.15 per share. The investors have contractually agreed to restrict their ability to convert their securities and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by it and its affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2017 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 13, 2017	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer