Form 10-K
period 2017-12-31
Boston Therapeutics, Inc.
filed 2018-03-27
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,387,057.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2018
Common Stock, $0.001 par value per share	104,737,131 Shares

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

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009, under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. Boston Therapeutics, headquartered in Lawrence, MA, (OTCQB: BTHE) is a leader in the field of complex carbohydrate chemistry and peptide therapeutic drug discovery and development. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for sugar control more specifically prediabetics and diabetes: investigative material BTI-320, a non- systemic, non-toxic, investigative therapeutic compound designed to reduce post-meal glucose elevation. In addition, under manufacturing control, SUGARDOWN®, a similar base material to BTI-320 has progressed into market testing as a dietary supplement designed to manage post-meal sugar spikes. Recently, with the acquisition of CureDM in the first quarter of 2018, a new investigative material BTI-410, an injectable peptide, may fulfill the medical need to replace injection of insulin by stimulating the beta cell maturation. And the adjunctive therapeutic material called IPOXYN, is an investigative intravenous fluid therapy for the prevention of necrosis and a treatment for ischemia, with an initial target indication of lower limb ischemic events often associated with diabetes. This covers a wider combined prevention and therapeutic option for the growing worldwide epidemic related to metabolic diseases with diabetes being the leader.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $19.8 million and approximately $137,000 cash on hand as of December 31, 2017. We raised $550,000 in gross proceeds from private placements of our Series A Preferred Stock during the year ended December 31, 2017. In addition, we also raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock since January 1, 2018. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2018. There is no guarantee that the Company will be successful in raising capital or if it is successful, that such capital will be on acceptable terms. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Overview

We are a pre-clinical and clinical-stage pharmaceutical company focused on the development, outsourced contract manufacture and test market commercialization of carbohydrate-based materials as supplements and drugs, and clinical stage of peptide therapeutic drugs. All agents are targeted designed to help manage blood sugar, treat pre-diabetes and diabetes related pathologies. Our present early market entry is under a dietary supplements regulation.

Currently, our lead pharmaceutical drug candidates are:

●	BTI-320, a non-systemic carbohydrate-based compound designed to reduce “post-meal elevation” of blood glucose levels in pre-diabetes patients and type 2 diabetes patients; and

●	BTI-410, a peptide injectable compound designed to stimulate beta cell maturation, which is the development of new insulin producing cells in the pancreas to alleviate stress on existing cells in type 2 diabetes patients and in type 1 patients who are on immunosuppression therapy after having undergone kidney transplant surgery.

●	IPOXYN, a carbohydrate-based, injectable drug intended to prevent necrosis, or cell death, and to treat hypoxic conditions, such as diabetic foot ulcers and other vascular/neurological complications.

BTI-320

Following Phase II clinical trial results reported in 2013 and the recent Phase IIb clinical trial concluded in October 2014, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug Application (or IND), which we filed for BTI-320 to treat Type 2 diabetes and weight management in 2014. The filing has been brought current and Joslin Diabetes Center in Boston MA will serve as the lead clinic in the first phase of a potential multi-center, multi-country trial expected to commence in 2018. The trial is expected to enroll up to 30 patients with the expansion to 360 patients in the 24 week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms. The trial will employ precision medical monitoring and will target the primary efficacy endpoint of Post Prandial Glucose (PPG) or sugar reduction resulting in a mean change in HbA1c levels from baseline at 24 weeks. We anticipate enrollment at a number of international centers located in the U.S., Europe, Asia and Australia. In addition, we are technically supporting an additional clinical trial in at risk pre-diabetic patients that is being carried out in Hong Kong employing a state of the art retinal image analysis to evaluate the compounds effect on reduction of stroke risk.

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

BTI-410

Following successful IND application in 2012, a Phase 1a First-in-Man study was completed in which ascending doses of BTI-410, ranging from 60 mg to 720 mg, appeared to be safe and well tolerated by all subjects in the study. Phase 1b, entitled “A Randomized, Double-blind, Placebo-controlled Study of the Effect of 49 days of Treatment with Repeated Subcutaneous Doses of HIP2B (BTI-410) to Assess Safety, Tolerability and Measures of islet β-cell Function in Subjects with Type 2 Diabetes Mellitus Treated with Metformin”, was completed in 2015. Two new pivotal clinical trials are designed for the study of BTI-410. One Phase II study will be conducted in 36 type 1 patients on immunosuppression therapy after kidney transplant surgery. A second Phase II study will be conducted in 120 type 2 diabetes patients pending sufficient funding and material. Chinese Peptide Company is contracted to conduct synthesis of material needed for these studies during the first half of 2018.

Development of IPOXYN is in the pre-clinical planning stage by Boston Therapeutics and no inhouse work has been done to date due to lack of financial resources. The Company is actively exploring a partnering alliance for the participation with a funded program in China. We anticipate activity will occur with support funding later this year.

In addition, we currently test marketing and selling SUGARDOWN® in the US, this non-systemic, carbohydrate-based dietary supplement designed to support healthy blood glucose levels, is sustained sales over the Internet and by targeted purchase orders through a piloting program in specialty independent pharmacies in one city.

Novelty of Complex Carbohydrate Science

Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections. We believe this offers a largely untapped area for treatment by utilizing:

●	in the case of BTI-320 and SUGARDOWN®, modified mannan (a polymer found in plants) to lower the rise in post-prandial blood glucose (PPG, or post-meal blood sugar), and

●	in the case of IPOXYN, stabilized hemoglobin as modified by carbohydrate chemistry to deliver oxygen to cells in hypoxic condition maintaining vascular integrity.

We use naturally occurring, available processed plant extracts as starting material to create proprietary complex carbohydrate formulations with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are then formulated into acceptable pharmaceutical material through establishment of dose effect and stability. Using these novel carbohydrate-based candidate compounds that largely bind and inhibit enzymes, we are undertaking the focused pursuit of developing therapies for metabolic diseases like diabetes and other serious diseases in which enzyme activity have a demonstrated role in disease management.

Our management team, including most notably our Board Member and Chief Executive Officer Carl W. Rausch, who has played a role in the applications associated with the development of complex carbohydrate science in Asia and is arranging a pipeline of carbohydrate-based therapeutics in cell metabolism and with other protein chemistries which can address a variety of unmet medical needs. We believe this expertise is particularly valuable as we progress with specialty processes and clinical development of our products. The Company is working to expand, to partner and to build Company and market awareness of these technologies through the introductory sales of SUGARDOWN®.

New for Boston Therapeutics: Novelty of Human Peptide Therapeutics and Proteomic Platform Technology

Following the completion of the human genome project, certain human proteins that are in low abundance and only transiently expressed became known. The REG3A protein is known to be a trigger in the development pathway of endocrine function in the pancreas. BTI-410 was derived from the active region of this larger protein, stabilized for use as a therapeutic and extensively studied in vitro and in animal models. The human proteomic pathway was established using a novel proteomic approach to discovery of potential new mechanisms of action.

Peptides are recognized for being highly selective and efficacious and, at the same time, relatively safe and well tolerated. In general, peptides are selective and efficacious signaling molecules and given their attractive pharmacological profile and intrinsic properties, peptides represent an excellent starting point for the design of novel therapeutics and their specificity has been seen to translate into excellent safety, tolerability, and efficacy profiles in humans. This aspect might also be the primary differentiating factor of peptides compared with traditional small molecules. Furthermore, peptide therapeutics are typically associated with lower production complexity compared with protein-based biopharmaceuticals and, therefore, the production costs are also lower, generally approaching those of small molecules. Thus, in several ways, peptides are in the sweet spot between small molecules and biopharmaceuticals.

Using human protein interaction technology and public and proprietary databases to elucidate pathways of interest, BTI-410 was discovered and developed at CureDM. Preclinical data showed the unique specificity and efficacy of the compound with respect to a novel mechanism of beta cell maturation and the US Food and Drug Administration (FDA) accepted the application for Investigational New Drug (IND) in 2012. Subsequently, Phase 1a studies in healthy human subjects proved that the drug was very well-tolerated and lead to no adverse events. Phase 1b study in type 2 diabetes patients resulted in statistically significant increases in pre-hepatic insulin secretion, increases in fasting insulin and improved response to glucose challenge.

The cause of both type 1 and type 2 diabetes mellitus (T1DM and T2DM) is the loss of functional pancreatic islet mass due to abnormally high rates of destruction that outpace the natural mechanisms for replacement of the islet mass. Currently, there is no treatment option that promotes the regeneration of islets and maturation of beta cells to impact the underlying causes of this disease. BTI-410 is such a compound. Clinical studies will be conducted to show efficacy by this mechanism.

A new member of the management team is Chief Operating Officer, Loraine V. Upham, former founder and CEO of CureDM Group Holdings, now a wholly owned subsidiary of Boston Therapeutics. We believe that Ms. Upham’s expertise in proteomics, peptide discovery and development will be particularly valuable in the continued development and commercialization of BTI-410 for both type 1 and type 2 diabetes.

BTI-320 and SUGARDOWN® Mechanisms of Action

Diabetes is a chronic disease in which a patient’s inability to produce the hormone insulin in sufficient amounts is compromised if not totally lost. This defect leads to high levels of glucose in the blood stream, which in turn leads to many systemic vascular and organ complications such as heart, kidney and retina dysfunction and even premature death. To address this overload the modified mannan in BTI-320 formulation, works to lower the immediate rise in post-meal blood glucose from processed foods and free sugar loads in several ways. First, we have evidence that it binds to long-chain starch polysaccharides in foods and also to the digestive enzymes that cleave these large sugars into glucose. Second, it appears to temporarily coat the inside of the small intestine to slow the early absorption of glucose. Together, these mechanisms have been shown to lower the rate and the availability for glucose absorption in the small intestine and thus slows the amount entering the blood. This delays the exposure time for the digestive process to a region lower in the gut.

This effect of BTI-320 is measured by monitoring the amount of glucose absorption as a difference in sugar increases in the bloodstream over time and in peak height. Most anti-diabetes drugs, also considered to cause hypoglycemic events if not managed well, force blood sugar levels down from the presence in the blood streams by targeting organ systems such as the pancreas, the liver, the kidneys and the body’s cells, thereby increasing the risk of serious side effects if not carefully managed. This has been evidenced in recent FDA findings and concerns for cardiac insult, kidney disease, and even brain dysfunction. In contrast, BTI-320 targets enzymes in the mouth and small intestine to reduce the uptake of glucose during the digestion of carbohydrate foods. We believe this preemptive, non-systemic approach to blood sugar management provides for a broader safety profile as well as the ability to work with other systemic blood lowering agents like insulin. All this leads to lower prescription drug dosing and longer-term effectiveness. The BTI-320 profile is enhanced due to its GRAS (Generally Regarded as Safe) classification of its components. SUGARDOWN® has a similar mechanism of action and designation.

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

In 2012, with Advance Pharmaceutical Ltd, Hong Kong, we conducted a clinical study glycemic test at the University of Sydney in Australia. The results showed the post-meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® prior to a controlled high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61 percent in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 32 percent reduction in the post-meal iAUC for glucose and a 24 percent reduction in post-meal insulin response for the volunteers in the study. No severe adverse effects were reported or observed during the study. SUGARDOWN® was tested in healthy, but overweight, adults with a mean body mass index (BMI) value of 27.3 kg/m2. This clinical study indicated that SUGARDOWN® can maintain healthy glucose levels even after meals, when sugar tends to spike. (Studies are under monograph review)

In October 2014, we reported results from a pilot Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates. The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months. The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design. Of the 23 patients that completed the trial, 15 patients did not demonstrate a measurable difference in response by reporting a significant reduction from normal to the rice test meal. The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels. Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial. The results of the trial showed BTI-320 as safe and well tolerated, with no serious adverse events reported and provided information on different patient populations to be used to design the appropriate protocols for future clinical trials. This also demonstrated the value and the need for continuous glucose monitoring as a way to capture the post prandial effect on sugar reduction, an effect not seen with the present medications in the US.

In 2016, Advance Pharmaceuticals Ltd. HK, completed and reported the 60 patient continuous glucose monitoring (CGM) proof of concept trial, and reported no increases in fructosamine, a short term measure of glycation of plasma protein (none was anticipated due to the non-diabetic population), and a significant decrease in the post prandial blood glucose acute rise in blood sugar in high risk Asia pre-diabetic patients. The trial was fully reported on Clinicaltrials.gov and the abstract was accepted and presented at the June 2017 American Diabetic Association meeting in June. The data sets were embargoed and the manuscript has been submitted for publication.

We expect to commence further trials in 2018, which are subject to structuring a funding arrangement with Mr. Cheng or an affiliate of Mr. Cheng. We have initiated the trial organization and have successfully closed such initial financing. We expect to advance a proof of concept trial for vascular effect by the proprietary analysis of retinal vasculature in 2018. This study which is being performed with 40% grant funds from the Hong Kong granting agency, may demonstrate the use of BTI-320 to reduce risk of vascular disease. The Company is in licensing discussions to secure rights for the use of the proprietary technology.

BTI-410 Mechanism of Action

Both type 1 and type 2 diabetes are the result of a loss of endogenous islet structures, in which mature beta cells are housed in the pancreas. Type 1 diabetes is an autoimmune disease in which the immune system destroys existing insulin producing cells rendering the patient immediately insulin dependent for life. Type 2 diabetes is a slow progressive destructive process of over taxing and “wearing out” of insulin producing cells that leads eventually to insulin dependence. Most medications currently on the market for diabetes are either and insulin derivative or a treatment that affects only the symptoms of diabetes, and not the underlying pathology for the destruction of insulin production and proper control. This beta cell burn out results from insufficient islet mass and function.

BTI-410 or Human proIslet peptide (HIP) has been shown to increase islet mass and insulin secretion. Islet mass includes functional mature beta cells which are the cells that secrete insulin. However, the mechanism of action is still being fully elucidated and appears to be a complicated pathway with several potential modulators. HIP is an active binding fragment of the REG3a protein that is encoded by the REG3a gene (Dusetti et.al., 1994). REG3a binds to the membrane bound receptor EXTL3 on the surface of progenitor cells in the pancreas. This pathway is key in the development of new insulin producing islet structures in the pancreas. These structures contain all cell types required for insulin secretion, its control and appropriate response to glucose in the blood. Increased insulin production and appropriate control has been at least partially restored after treatment with BTI-410 in a 32 patient Phase 1b study in type 2 diabetes. A further definitive Phase II study in type 2 diabetes will provide pivotal outcome results.

In 2012, a Phase 1a First-in-Man study was completed in which ascending doses of BTI-410, ranging from 60 mg to 720 mg, appeared to be safe and well tolerated by all subjects in the study.

In 2014 a Phase 1b, entitled “A Randomized, Double-blind, Placebo-controlled Study of the Effect of 49 days of Treatment with Repeated Subcutaneous Doses of HIP2B (BTI-410) to Assess Safety, Tolerability and Measures of islet β-cell Function in Subjects with Type 2 Diabetes Mellitus Treated with Metformin”, was initiated.

In 2015, BTI-410 (HIP2B) Phase 1b was completed. Despite the small sample size, compared to treatment with placebo, treatment with HIP2B resulted in improvements in mean insulin concentrations measured by GGI from baseline to Day 46 that trended toward significance. Similarly, mean change in pre-hepatic insulin secretion rate from baseline to Day 46 was statistically significant in the combined HIP2B treatment groups compared to placebo. Trends in increased mean insulin concentrations (as measured via GGI and IVGTT) continued following the cessation of treatment to the follow-up visit in the HIP2B dosing groups.

A study with a larger sample size powered for efficacy along with a longer duration of treatment will be required to more fully describe the magnitude of efficacy of HIP2B on glycemic and insulin secretion parameters.

Based on post-hoc subgroup analyses, subjects with low FPG and HbA1c levels at baseline showed a more consistent response to HIP2B with respect to changes in insulin and C-peptide levels when compared to placebo. In addition, when data were analyzed by excluding three hyperinsulinemic subjects, the effects of HIP2B on fasting insulin levels measured during the study achieved statistical significance after 84 days. These data also suggest that the effects of HIP2B continue for at least one month after stopping treatment.

IPOXYN and OXYFEX

IPOXYN (research investigative material) is a carbohydrate-based protein associated material, intravenous injectable solution that potentially can prevent hypoxic conditions and cell death due to oxygen debt. Treating these hypoxic conditions may also relate to wound healing (both internal and external) such as diabetic foot ulcers and other vascular complications of diabetes. IPOXYN, an oxygen carrier blood substitute or red blood cell bridging agent, has a very broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia. In addition, since donated human blood needs refrigeration and has a shelf life of less than one month, IPOXYN can serve as an adjunct to or immediate replacement for donated blood in trauma and surgery cases when there are human blood supply deficiencies.

Hypoxia is a condition in which cells lack sufficient oxygen delivery to support metabolic function. As evidenced by the well-established record of data relating to similar products, the IPOXYN carbohydrate molecule contains oxygen rechargeable iron which picks up oxygen in the lungs, is 1,000 times smaller than a red blood cell (or RBC), and can reach hypoxic tissue more effectively than RBCs. IPOXYN is stable at room temperature, has a three year shelf life and requires no blood type matching. We plan to introduce this product in clinical trials for hypoxic medical conditions.

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

Upon raising the appropriate capital, we intend to develop OXYFEX, a veterinary analog to IPOXYN. We are unaware of any drug currently on the market for animals that can deliver oxygen, and there is only limited “blood banking” for animals despite a constant need. OXYFEX™ can serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

IPOXYN and OXYFEX consist of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support. We have not conducted any clinical trials to confirm the efficacy of or filed any applications with the FDA with respect to, IPOXYN. We are in the process of developing IPOXYN for pre-clinical studies, in order to conduct clinical trials and to file applications with the FDA as applicable. Our goal is to file an IND application with the FDA, provided we obtain adequate funding. We expect to have access to the pilot-scale manufacturing facility of a third party with adequate capacity to produce IPOXYN for clinical trials and market introduction.

We have access, subject to adequate funding, to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient quantities of IPOXYN to complete pre- clinical pharmacokinetic, safety and efficacy studies in support of an investigative new drug (IND) filing in the United States in 2018. The primary raw material for IPOXYN is extracted from controlled sourced bovine blood, which can be obtained from multiple sources at commodity prices under Good Manufacturing Practice (GMP). There are numerous facilities capable of processing source verified red blood cell extract. We expect to put in place agreements for obtaining and processing these materials upon funding.

Drug Development Status

BTI-320 is one of our lead product candidates and is currently in Phase II clinical development. We have contracted a CRO (contract research organization) in New York City and plan to initiate trials in the first half of 2018 subject to raising adequate capital. Following Phase II clinical trial results reported in 2013 and the Phase IIb clinical trial concluded in October 2014, the FDA accepted the first Investigational New Drug Application (or IND) We proposed for BTI-320 to treat Type 2 diabetes and weight management. Joslin Diabetes Center in Boston may serve as a lead clinic for the multi-center, multi-country trial that is planned to commence in 2018 subject to use receiving adequate funding. The trial may enroll up to 360 patients in the 24-week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms. One of the primary endpoints of efficacy of the trial is the mean change in HbA1c levels from baseline at 24 weeks. This is anticipated to be conducted at a number of international centers located possibly in the U.S., Europe, Asia and Australia. BTI-410 is our other lead product candidate and, pending production of new Active Pharmaceutical Ingredient (API) material, is ready for Phase II development in both type 1 and type 2 diabetes patients, pending sufficient funding. Development of IPOXYN is in the pre-clinical planning stage and further development is on hold pending the securing of adequate funding.

BTI-320

In March 2014, following the successful results of the Dartmouth study, we received and additional Institutional Review Board (IRB) approval to initiate a clinical study of BTI-320 in the United States. In October 2014, we completed a Phase II trial in the United States and we are currently delaying any additional Phase II trial efforts in France due to enrollment performance issues and lack of resources to support the effort. These trials were designed to add CGM (continuous glucose monitoring) and better define PPG effects that support the results from our Dartmouth study for BTI-320. In the Dartmouth study, BTI-320 was well tolerated in patients taking various anti-diabetic agents, including Metformin. The recent additional clinical trial in the U.S. showed BTI-320 was safe and well tolerated with no serious adverse events reported. The FDA has accepted an IND, which was filed for BTI-320 to treat Type 2 Diabetes and weight management. Subject to adequate funding, we tentatively are planning to commence additional clinical trials in 2018 for BTI-320.

BTI-410

In January 2018, Boston Therapeutics acquired the exclusive worldwide rights to the patent portfolio for the HIP2B peptide. In 2012, a Phase 1a study established a good safety and tolerability profile of BTI-410. In 2015, with the completion of Phase 1b study and based on promising results in type 2 diabetes patients, the company is planning two pivotal clinical studies pending sufficient funding. One study will be in type 1 diabetes patients who are immunosuppressed after having undergone kidney transplant, and one study will be in type 2 diabetes patients on metformin, but who are still experiencing post-prandial high glucoses and remain on the trajectory toward the need for insulin.

IPOXYN

We believe IPOXYN is a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN can alleviate acute deficiency of oxygen and avert further life-threatening complications and muscle and tissue death which can result from a sustained deficiency of oxygen. Our belief about the safety and efficacy of IPOXYN is based on preliminary good laboratory practices (GLP) testing of a material that is proposed to be bio-similar to IPOXYN, where it was found that such bio-similar formulation had no material toxicity on a small group of animals. We understand that this testing of GLP intent investigative materials produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans. However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN could become a significant new management tool to moderate the inconsistencies and logistics of RBC transfusion in all parts of the world.

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

Preliminary data from animal testing conducted by third parties as well as similarity testing suggests successful use of OXYFEX in hypoxia and critical anemic situations, where hypoxic conditions were critical to animal survival. Other early experiments with similarly experimental materials with dogs suggest intervention with OXYFEX will significantly improve survival in induced canine anemia models. This veterinary treatment of signs and symptom of canine anemia may be one of our first targets for seeking early regulatory approval in the European Union. As there is substantial commonality between the metabolic functions of humans and other mammals, animal testing becomes a starting point for many clinical development programs that can directly translate into clinical development programs for humans. The third-party testing described here was conducted by a company that developed a bio-similar product to OXYFEX. Testing included repeated intravenous infusions of the product in dogs that was reported in documented literature and private regulatory filings, and the testing did not result in reported mortality/morbidity of the subject animals. Reports concerning anemic dogs infused with the bio-similar materials showed increased plasma hemoglobin levels resulting in an increase of the oxygen carrying capacity of the treated animals. We have no agreements with the third party that conducted these toxicity tests, or its successors. No further development work has been conducted on IPOXYN pending securing adequate funding and finalizing strategy as to the best development plan. We also will move forward with new designations at to these investigative biosimilar materials as the funding or alliance partnering is secured. We recently were issued composition of matter patents in this line of material development.

Market Opportunity

Diabetes and Metabolic Disease Related Illness

According to the International Diabetes Federation, in 2017, 425 million people worldwide are living with diabetes and that number is projected to increase to 629 million by 2045. In the United States alone, the Center for Disease Control estimated that there were 30.3 million people living with diabetes and an estimated 84 million people who were pre-diabetic in 2017. Standard therapies for diabetes include physician recommended diet and exercise, oral hypoglycemic drugs such as Metformin for Type 2 diabetes and insulin injection regimens for people with Type 1 diabetes. The objective of each is to manage a daily blood glucose level range recommended by a physician. Each of the current therapies alone has its limitations including numerous side effects and all treat the lack of control the system has to reduce the excesses of immediate sugar exposure absorbed in the gut.

According to Standard & Poor’s, the diabetes drug market is estimated to be $26.8 billion in 2016 and is on pace to grow to more than $64 billion by 2025. Pharmaceutical companies have been investigating new approaches to treating diabetes and market value has been maintained in the industry due to the introduction of these new products. We believe that both BTI-320 and BTI-410 represents a near-term commercial opportunity in a large and growing diabetes market worldwide. BTI-320 is pharmacologically differentiated from commercially available PPG drugs via its apparent efficacy without severe side effect. BTI-410 is pharmacologically differentiated from commercially available diabetes treatments by virtue of its novel mechanism and long pharmacodynamics profile, and therefore short term treatment phase.

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

Presently, there is no substitute for human red blood cells to deliver oxygen to the body; and transfusions involve many risks and limitations, the most significant is the ability to “deliver oxygen”. The standard therapy for reversing hypoxia is blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine or hyperbaric oxygen therapy (HBOT) is a medical term for using oxygen at a level higher than atmospheric pressure. The HBOT treatment can only be done at a medical facility and each session can cost from $200 to more than $1,000 for the 90-minute chamber exposure. For decades, oxygen carriers have been developed for perfusion and oxygenation of ischemic tissue; none have yet succeeded in becoming an artificial blood component or an immediate blood or oxygen carrier substitute for the RBC’s. These past products were either expired blood-derived elements, synthetic perfluorocarbons, or red blood cell modifiers. According to a Brown University study, there is a global shortage of safe transfusion suitable blood of 110 million units, and the need for blood is rising 6-7% annually. IPOXYN, a blood substitute, has a broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia.

Veterinary Market

Development of OXYFEX™ is in the pre-clinical stage and no work has been done to date due to the lack of funding. We plan to commence marketing OXYFEX™ for veterinary applications, which we view as a potentially lucrative market once we receive the necessary approvals in the U.S. and globally. As of now, no development work has been conducted on OXYFEX pending securing adequate funding and finalizing strategy as to the development plan. We estimate that there are at least 15,000 small animal veterinary practices in the United States, another 4,000 mixed animal practices treating small and large animals in the United States and approximately 22,000 small animal practices in Europe. We believe that the average veterinary practice treats only a small percentage of canine anemia cases with red blood cell transfusion. The remaining animals receive either cage rest or treatment such as fluid administration, iron supplements, dietary supplements or inspired oxygen.

Our Product Candidates

Our primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry and peptide therapeutics to address diabetes and diabetes related complications. We are currently focusing on two drug candidates. BTI-320, a non-systemic, non-toxic, drug candidate taken before carbohydrate meals, is designed to improve post-meal blood sugar control in patients with Type 2 diabetes. BTI-410 is a peptide injectable compound designed to stimulate development of new insulin producing cells in the pancreas to alleviate stress on existing cells in type 2 diabetes patients and in type 1 diabetes patients who are on immune suppression after having undergone kidney transplant surgery. We intend to develop BTI-320 and BTI-410 to commercialization or commercial partnership to the extent that opportunities exist.

We intend to develop IPOXYN pending securing adequate financing and finalizing strategy, which may include partnerships, to establish the best development plan. We may also develop IPOXYN, an injectable drug candidate for prevention of necrosis and treatment of hypoxia. IPOXYN is a polysaccharide based therapeutic agent using proprietary processes and patented technology. Our IPOXYN drug consists of a stabilized polysaccharide composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

According to Global Industry Analysts, Inc., the global market opportunity for anti-hypoxia or anti-necrosis technology is $1 billion. Early entry global markets include the following:

●	Military
●	Asia (replace Hepatitis C contaminated blood products)
●	Africa (AIDS contaminated blood)
●	Newborns
●	Trauma
●	Lower Limb Ischemia and other vascular complications of diabetes

BTI-320

Overview

BTI-320 is one of our lead product candidates and is currently in Phase II clinical development. Subject to us obtaining adequate funding, we expect to begin additional clinical trials in 2018.

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

BTI-410

Overview

BTI-410 is another of our lead product candidates and is currently ready for Phase II clinical development. Subject to us obtaining adequate funding, we expect to begin additional clinical trials in 2018.

BTI-410 is a Beta Cell Maturation Stimulator (BCMS) for treatment of patients with Type 2 diabetes and type 1 diabetes patients who are on immunosuppression. BTI-410 initially targeted improved insulin secretion in type 2 patients currently taking Metformin and potentially other anti-diabetic agents. However, type 1 patients who are immunosuppressed are a specific population in need of this type of treatment and may provide a faster path to approval.

BTI-410, a short term, injectable drug candidate taken twice daily, is designed to stimulate beta cell maturation in patients with Type 2 diabetes. BTI-410 acts in the pancreas to stimulate the pathway that leads to the differentiation of new islet structures that include new populations of beta cells. BTI-410 initially targets improved management insulin secretion in patients currently taking Metformin and potentially other anti-diabetic agents.

Status of Development of BTI-410

BTI-410 is fully developed as a drug candidate. In 2011, IND was established and Phase 1a was completed with Celerion in Lincoln, NE. In 2014, patient enrollment began and for Phase 1b in type 2 diabetes patients on Metformin with Profile Institute for Clinical Research in Chula Vista, CA. In 2015, dataset was locked and in 2016 results of this study were presented at the 77th Conference of the American Diabetes Association. Publication is being completed for submission in 2018.

As the primary objective, results indicated that twice daily subcutaneous injections of HIP2B at 400 mg and 600 mg for 49 days were well tolerated in subjects with T2DM on metformin, with no clinically significant changes in clinical laboratory values, ECGs or vital signs during the study, and no deaths or withdrawals due to AEs.

Despite the small sample size, compared to treatment with placebo, treatment with HIP2B resulted in improvements in mean insulin concentrations measured by GGI from baseline to Day 46 that trended toward significance, mean change in pre-hepatic insulin secretion rate from baseline to Day 46 was statistically significant in the combined HIP2B treatment groups compared to placebo, improvements in mean insulin concentrations as measured by GGI and IVGTT, including some that seemed to persist during the post- treatment period. Improvements in insulin secretion levels, and improvements in control of insulin secretion under glucose challenge, is the benefit of beta cell maturation as a mechanism, which lead to improvement in HbA1c. Based on these results, we plan a larger definitive Phase II study will quantitatively elucidate these effects of HIP2B as an important new treatment option for Type 2 Diabetes.

We also plan a Phase II study in type 1 diabetes patients who are on immunosuppression as a function of a kidney transplant. This patient population produces almost no endogenous insulin, so stimulation of new insulin producing beta cells in this population will be transformative and a clear proof of concept for BTI-410 as an important therapeutic strategy in the treatment of diabetes.

Products Competitive with BTI-320 and BTI-410

Anti-diabetic drugs. Anti-diabetic drugs treat diabetes mellitus by lowering glucose levels in the blood. With the exceptions of insulin, insulin analogues and Glucagon-like Peptide-1 Agonists, all are administered orally and are thus also called oral hypoglycemic agents or oral anti-hyperglycemic agents. There are different classes of anti-diabetic drugs, and their selection depends on the nature of the diabetes, age and situation of the person, as well as other factors. BTI-320 is the first compound in a new class of therapies called Carbohydrate-Hydrolyzing Enzyme Inhibitor (CHEI) for treatment of patients with Type 2 diabetes. BTI-320 acts non-systematically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing postprandial glucose excursion (post-meal blood sugar elevation). BTI-410 is a first in the new class compounds that stimulate beta cell maturation to regenerate endogenous insulin production and its control.

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

Alpha-glucosidase inhibitors. Alpha-glucosidase inhibitors are “diabetes pills” but not technically hypoglycemic agents because they do not have a direct effect on insulin secretion or sensitivity. These agents slow the digestion of starch in the small intestine, so that glucose from the starch of a meal enters the bloodstream more slowly and can be matched more effectively by an impaired insulin response or sensitivity. These agents are effective by themselves only in the earliest stages of impaired glucose tolerance but can be helpful in combination with other agents in Type 2 diabetes. Acarbose, marketed as Prandase® and Glucobay® is an Alpha-glucosidase Inhibitor.

IPOXYN and OXYFEX™

Overview

Development of IPOXYN is in the pre-clinical stage and no work has progressed due to financial constraints. IPOXYN is designed for delivery as an intravenous solution, with the expectation that it can support an inadequate supply of RBC oxygen needed to maintain metabolic functions in the body. It may function without the limitations of compatibility, availability, short shelf life, volume and logistical challenges commonly associated with transfusions of whole blood and packed red blood cells. Other intravenous fluids commonly used in emergency trauma to restore blood volume, such as Ringer’s lactate or saline, are not designed to and do not carry oxygen. At present we have not conducted any clinical trials to confirm the efficacy of or filed any applications with the FDA with respect to, IPOXYN. IPOXYN will not be ready for commercialization until these steps are completed. Preclinical animal study results for IPOXYN were presented at the XIII International Symposium on Blood Substitutes and Oxygen Therapeutics in July 2011.

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

Another unmet clinical need is in various acute ischemic conditions, where hypoxia can develop from a local restriction of constrained blood vessels, or poor and compromised flow which leads to insufficient supply of oxygen by otherwise well-oxygenated and distributed RBCs, e.g. cerebral ischemia, ischemic heart disease and intrauterine hypoxia which is an unchallenged cause of perinatal death. In these cases, IPOXYN, as a rechargeable soluble oxygen delivery agent, may not be restrained whereas well-oxygenated RBCs may be prevented due to size from free flow and distribution and thus the delivery of oxygen. RBCs are large biological structures compared to the size of IPOXYN, which is a modified single-protein function oxygen carrier. In ischemic and hypoxic conditions, RBCs may not be able to perfuse the small vessels which have lost their ability to permit RBC distribution and thus oxygen delivery. Due to its small molecular size, IPOXYN can carry and distribute oxygen widely without risk of clot formation and flow stoppage.

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

When compared to RBC transfusion, we believe IPOXYN will have the following advantages:

●	Availability: readily available, with at least three year shelf-life (much longer than the five week plus shelf life for RBCs) and easier to perfuse.
●	Stability: stored at room temperature for years while maintaining its full capacity for oxygen delivery and release and logistical convenience.
●	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.
●	Compatibility: safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.
●	Critical care: IPOXYN can be safely applied outside the hospital to treat or prevent ischemic conditions in cases like shock and trauma, heart attack or stroke where low flow or suspended local flow are disrupted. A readily available infusion package makes it a straightforward tool for emergency medical teams to use on site in order to save a patient’s life when time is of the essence for survival.
●	Molecular structure: Chemically, IPOXYN features a small molecular size compared to RBCs, so it possesses better flow characteristics and circumvents constricted and partially occluded vessels that restrict flow of RBCs and thus the supply of oxygen to tissues and organs.
●	Oxygenation: Due to its high solubility, it has high capacity and faster exchange of oxygen in tissues, as well as facilitating the release of oxygen from RBCs for overall unparalled efficiency.

For chronic anemia situations, erythropoietin-based formulations are available from two suppliers. Erythropoietin stimulates the erythropoietic system in the bone marrow to produce its own RBCs. These products are slow acting, and only administered in anticipation of blood loss during surgery and are not effective for temporary use or in emergency situations when acute blood loss requires RBC infusion to deliver oxygen.

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

Overview

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

Under terms of the Agreement, we will manufacture and supply product in bulk for Advance Pharmaceutical. Advance Pharmaceutical may be responsible for the packaging, marketing and distribution of SUGARDOWN™ in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by us. The Agreement provides that Advance Pharmaceutical will pay royalties to us for SUGARDOWN™ and related products developed by us and a reduced royalty rate for products based on our intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2017 and 2016 were approximately $0 and $52,000 in sales and $7,000 and $0 in royalties, respectively.

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

Diabetes Mellitus

Diabetes mellitus, known simply as diabetes, is a chronic metabolic disorder in which a person has abnormally high levels of glucose in the circulating blood. This condition is caused by a failure of the pancreas to produce sufficient insulin and/or an inability of the body to respond adequately to circulating insulin. When glucose builds up in the blood instead of going into cells, it can lead to diabetes complications, which include limb Ischemia and neuropathy, retinopathy, kidney, cardiovascular and cerebrovascular diseases. According to the Centers for Disease Control and Prevention (CDC), diabetes affected approximately 30.3 million people in the United States in 2017. The estimated cost of diabetes in the United States alone is $245 billion, according to a study commissioned by the American Diabetes Association entitled, Economic Costs of Diabetes in the U.S. in 2012.

Pre-Diabetes

Pre-diabetes is the state in which a person has higher than normal blood glucose level, but not high enough to be diagnosed with diabetes. While in this range between normal and diabetic, patients are at risk for not only developing Type 2 diabetes, but also for cardiovascular complications. According to the CDC, pre-diabetes affected an estimated 84 million Americans in 2017.

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

Business Strategy

Our business strategy primarily consists of the following:

●	to advance our leading clinical stage drug candidates, BTI-320, BTI-410, and IPOXYN/OXYFEX through staged regulatory approvals in the United States and the European Union and, if successful, to commercialize BTI-320 and BTI-410 either on our own or with one or more strategic partners in the U.S. and/or outside of the U.S.; and
●	to drive brand awareness and increase sales of SUGARDOWN® in North America and globally in 2018 and beyond and to further study the potential beneficial characteristics of SUGARDOWN®.

We intend to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources. We intend to continue focusing our expertise and resources to develop novel formulations, and to leverage development partnerships to apply our complex carbohydrate chemistry and peptide therapeutic design in other medical indications. We may seek to enter into licensing, co-marketing, or co-development agreements across different geographic regions, in order to avail ourselves of the marketing expertise of one or more seasoned marketing and/or pharmaceutical companies. Our strategy is to leverage considerable industry experience, expertise in complex carbohydrate chemistry, peptide therapeutic discovery and development and clinical development experience to continue to identify, develop and commercialize product candidates with strong market potential that can fulfill unmet medical needs in the treatment of diabetes and diabetes related complications. We plan to further develop new and proprietary drug candidates to provide improved efficacy and safety by using novel development pathways specific to each candidate.

A core part of our strategy relies upon creating safe and efficacious drug formulations that can be administered as standalone therapies or in combination with existing medications. We believe our novel approach of creating safe and efficacious drug formulations that can be combined with existing therapies and potentially deliver valuable products in areas of high unmet medical needs. We intend to assemble a new scientific medical advisory board consisting of scientists and medical people with both academic and corporate research and development experience that will provide leadership and counsel in the medical, scientific, technological and regulatory aspects of our current and future projects.

We believe that our highly experienced drug development leadership provides us with a significant competitive advantage in designing highly efficient clinical programs to deliver valuable products in areas of high unmet medical needs.

Key Strengths

We believe that our key differentiating elements include:

●	Focus on novel therapeutic opportunities provided by carbohydrates: We are focused on development of carbohydrate-based compounds to better manage blood glucose and diabetes related complications. As a result of its structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins. Carbohydrate-based therapeutics have proven to be efficacious and safe, while elimination many common side effects from other types of drugs.

●	Focus on novel therapeutic opportunities provided by Peptides: We are focused on development of peptide-based compounds to better manage blood glucose and diabetes related complications. Peptides are recognized for being highly selective and efficacious and, at the same time, relatively safe and well tolerated. In general, peptides are selective and efficacious signaling molecules and given their attractive pharmacological profile and intrinsic properties, peptides represent an excellent starting point for the design of novel therapeutics and their specificity has been seen to translate into excellent safety, tolerability, and efficacy profiles in humans.

●	Experienced management: Carl Rausch is a leader in the field of oxygen therapeutics products and through the years was responsible for the only manufactured and tested, and approved materials in this field as supported through publications and product approvals in Russia and South Africa for the human version and for the Veterinary world in the European Union and for the US FDA. Loraine Upham has over 30 years of industry experience that includes molecular biology research, proteomics research, licensing and leadership in business development strategy, as supported by publications, presentations and inventorship in the patents related to the peptide patent portfolio.
●	Products are differentiated from other investigative materials and address significant unmet needs: Our three lead product candidates, BTI-320, BTI-410 and IPOXYN, are well-differentiated diabetes-related formulations that address important unmet medical needs. Diabetes prevention and management, including excessive blood sugar management, regeneration of insulin production and control, and treatment of diabetes related complications, remains a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current diabetes-related therapies and the growing population of affected individuals.
●	A multiple product portfolio with a balanced risk reward profile: We have three lead product candidates and a dietary supplement product currently generating a small revenue with what we believe can lead to significant growth prospects. We have added a peptide therapeutic and peptide therapeutic discovery and development to our pipeline. Accordingly, we believe that the revenues we generate from our advanced products and drug candidates will offset costs related to developing our existing and future pipeline.
●	Efficient development strategy: We believe that our strategy of development of the dietary supplement in parallel with BTI-320 will shorten the approval process of BTI-320 by providing a broad history of safety. We believe that a Phase II study of BTI-410 in type 1 patients with kidney transplants will provide a shortened path to approval based on the possibility of orphan drug approval. We believe that the FDA’s 505(b)(2) regulatory pathway for IPOXYN and its veterinary analog, OXYFEX, lowers the risk of drug development of these drug candidates. Our strategy of combining these drugs, once approved, with novel delivery methods and pharmaceutical compositions is expected to significantly reduce clinical development time and costs and lowers regulatory risks, while delivering valuable products in areas of high unmet need to the market place.

Subsidiaries

Effective January 1, 2018, we acquired CureDM Group Holdings, LLC as a wholly owned subsidiary. This provides for our exclusive world-wide rights to the peptide composition and uses for both type 1 and type 2 diabetes. Because this acquisition was in 2018, it is not included in our consolidated financial statements at December 31, 2017.

Employees

The Company employs Loraine Upham as a full-time Chief Operating Officer in the US, and Carl W Rausch is our Chief Executive Officer. Mr. Rausch works under consultant contract with the Company for significant cost savings at the present time. The Company employs other consultants to assist with the operation of the business as needed.

Facilities

We currently lease office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. Prior to this location, we leased office space at 233 Needham Street, Newton MA 02464. This lease expired July 31, 2016 and no further obligation exists. With the acquisition of CureDM, we now also lease office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110.

Manufacturing

We currently contract with a third-party to manufacture BTI-320 and SUGARDOWN® in the United States at a Good Manufacturing Practices (GMP) compliant facility. We are evaluating whether to gain access to a pilot-scale manufacturing facility with adequate capacity to produce IPOXYN for clinical trials and market introduction following FDA/European Medicines Evaluation Agency (EMEA) approval, but no agreement for such access is currently in place. We intend to only utilize manufacturing facilities that we believe are fully compliant with GMP as required by the regulatory authorities in Europe or the United States. We in the evaluating a contract with Chinese Peptide Company (CPC) in Hangzhou, China to manufacture the Active Pharmaceutical Ingredient (API) of BTI-410 and the formulation, fill and finish will be completed through third-party suppliers in the US. CPC and all other contractors are fully FDA compliant and are required to pass regular FDA inspections.

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

Lack of Major Customers

To date we have had limited sales of our products in the United States. We have one significant customer, Advance Pharmaceutical Co. Ltd., the Hong Kong-based pharmaceutical company (alliance partner), a significant stockholder of ours, for distribution of SUGARDOWN® in Hong Kong, China and Macau. These authorized territories were recently expanded to include Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei, Cambodia and Japan. One of our directors, Conroy Chi-Heng Cheng, is also a director of Advance Pharmaceutical Co. Ltd.

Intellectual Property

Patents, trademarks, trade secrets, technological know-how and other proprietary rights are important to our business. Our patent portfolio is directed to four main areas, peptide composition of matter and uses, mannans, hemoglobin composition and methods of use, and taste masking in chewable tablets. The active ingredient in BTI-410 is a peptide derived from a human protein. It is synthesized chemically and not extracted or purified from a biologic source. It is stabilized and all compositions and modifications are patent protected. The uses of this peptide for the treatment of type 1 and type 2 diabetes is also protected. The active ingredient in BTI-320 is a mannan, and BTI-320 is a proprietary fractionated mannan. Mannans are a group of plant-derived complex carbohydrates, or polysaccharides, which consist mainly of polymers of the sugar mannose. Some of the plants from which mannans are derived are guar, locust bean, fenugreek, barley and konjac. Published studies on mannans have shown that they possess significant biological activity ranging from inhibition of cholesterol absorption to promoting wound healing and inhibiting tumor growth. Studies have also shown that consuming mannans before a meal may lessen the rise in blood glucose after the meal. Therefore, supplementation with mannans may be beneficial in the management of diabetes by supporting healthy blood sugar levels. We seek to strengthen our patent portfolio and increase market exclusivity as we progress in our clinical development process. During the clinical development and commercial scale up of our products, we anticipate additional intellectual property may be realized from the creation of novel therapeutic formulations, methods of manufacture, methods of use and novel quality control assays for each of our products. Our intellectual property estate directed to our technology and products consists of four international patent applications and their related national stage applications entitled: Composition of Purified Soluble Mannans for Dietary Supplements and Methods of Use Thereof (W02012/061675); Hemoglobin Compositions and Methods of Use (WO2012/78850); Encapsulation of Pharmaceuticals for Taste Masking in Chewable Tablets (PCT/US14/27243); and Compositions for Inhibiting Amylase Mediated Hydrolysis of Alpha (1-4) Linked Glucose Polymers (WO PCT/US16/31120). The international patent application entitled Hemoglobin Compositions and Methods of Use and its related national stage filings, which were assigned to us by Dr. Platt, are directed to our IPOXYN and OXYFEX technologies. National patent applications related to Hemoglobin Compositions have been recently allowed in the jurisdictions of Europe and China. Additional Hemoglobin Composition applications are pending in the United States and Hong Kong. The international patent application entitled Composition of Purified Soluble Mannans for Dietary Supplements and Methods of Use Thereof and its related national stage filings, which were assigned to us by Dr. Platt, are directed to our BTI-320 and SUGARDOWN® technologies. National patent applications related to the Purified Soluble Mannans have been recently allowed in China and Hong Kong. Additional Purified Soluble Mannans applications are pending in the United States, Korea and Europe. The international application entitled: Compositions for Inhibiting Amylase Mediated Hydrolysis of Alpha (1-4) Linked Glucose Polymers will enter its national phase in November of 2017. Dr. Platt also has assigned the trademarks IPOXYN (U.S. Trademark Application No. 77754473) and Avanyx Therapeutics™ (U.S. Trademark Application No. 77806120) to us. Dr. Platt and our former President Mr. Tassey have assigned the trademark SUGARDOWN® (U.S. Trademark Reg. No. 3,955,414, registered May 3, 2011) to us.

BTI-410 is protected under the following Issued Patents:

Methods and Pharmaceutical Compositions for Treating Type I Diabetes Mellitus and Other Conditions (11/367,682

8,211,430 U.S.); Peptides, Derivatives and Analogs Thereof, and Methods of Using Same (7,393,919

(11/441,491 U.S.) Peptides, Derivatives and Analogs Thereof, and Methods of Using Same (7,714,103

(12/121,123) and 7,989,415 (12/635,053) and 8,383,578 (13/168,461) and 8,829,158 (13/745706) and 2609667

Canada, and 2295066 Europe, 2295066 France, 60 2006 048 912.9 Germany, 2295066 Great Britain, 2295066

Ireland, 252532 India. Methods and Therapies Relating to Islet Cell Neogenesis (8,785,400

11/943,991 U.S. Compositions and Methods of Using ProIslet Peptides and Analogs Thereof 8816047

(12/674,573) U.S. and 2698100 Canada and 2008292913 Australia, 200880114452.5

(08798997.6) Europe, 2193142 China, France, Germany, Great Britain, Ireland, Italy, Netherlands, Spain, Switzerland, HK1144823 (10111411.6) Hong Kong, and 5960661 Japan

The following patents are also pending or granted for BTI-410:

Compositions and Methods of Using ProIslet Peptides and Analogs Thereof, 204183 Israel, 233024

Israel Div, PI2010000893 Malaysia, 308103 Mexico, 337147 Mexico, 159273 Singapore, 200880114452.5

China; Peptides, Derivatives and Analogs Thereof, and Methods of Using Same, 1926/MUMNP/2012 India

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

Government Regulation

New drug approval for clinical use requires extensive research, manufacturing, pre-clinical and clinical studies, packaging, labeling, advertising, promotion, export and marketing, among other things. BTI-320, BTI-410 and IPOXYN will be subject to extensive regulation by governmental authorities in the United States and other countries. As a therapeutic drug administered by subcutaneous injection, BTI-410 will be regulated as a drug and will require extensive safety and efficacy studies for regulatory approval before it may be commercialized As a therapeutic product administered by intravenous infusion IPOXYN will be regulated as a drug and will require extensive safety and efficacy studies for regulatory approval before it may be commercialized.

Drug Approval Process

In the United States, IPOXYN is a new chemical entity and will require FDA approval. BTI-320, as a drug candidate, will also require FDA approval. Before final approval for marketing for either IPOXYN or BTI-320 could occur, the following steps must be completed: preclinical safety animal studies, GMP manufacturing, submission of Investigational New Drug, or IND application for extensive clinical trials to show proof of concept to significant health benefit. BTI-410 has achieved Investigational New Drug status and based on the phase 1a and Phase Ib safety profile, will proceed to Phase II study in type 2 diabetes, and Phase II study in type 1 diabetes patients with kidney transplants pending the establishment of protocols and FDA regulatory submission criteria.

After approval and during clinical studies the FDA can put the drug on “clinical hold.” In such case, the IND sponsor and the FDA must resolve any outstanding concerns before the use of the drug can proceed. The FDA may stop marketing, or clinical trials, or particular types of trials, by imposing a clinical hold because of safety concerns and potential risk to patients.

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

Pervasive and Continuing Regulation

Any FDA approvals that may be granted will be subject to continual review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of our products remain subject to extensive regulatory requirements administered by the regulatory bodies, including compliance with current Good Manufacturing Practices, serious adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses.

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

We have incurred losses totaling $19.8 million from August 24, 2009 (inception) through December 31, 2017. As of December 31, 2017, we had approximately $137,000 of cash on hand. The report of our independent registered public accountants as of and for the year ended December 31, 2017, contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We raised $550,000 in gross proceeds from private placements of our Series A Preferred Stock during the year ended December 31, 2017. In addition, we also raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock since January 1, 2018. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2018. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

To stay in business, we will need to raise substantial additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We anticipate that our expenses will increase substantially as we:

●	conduct additional Phase II and Phase III clinical trials of, and further advance, our lead drug candidates BTI-320 and BTI-410, and potentially initiate pre-clinical and clinical trials for IPOXYN;
●	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutics;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and
●	maintain, expand and protect our intellectual property portfolio.

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

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. Although we have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling or licensing that product, we have no other products currently available for sale, and none are expected to be commercially available before 2019, if at all. We may never obtain FDA or EMA approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We presently have an immediate need for capital, and if we do not raise capital, we may be forced to curtail operations and our business might fail. We anticipate that our cash resources will be sufficient to fund our planned operations into the second quarter of 2018. Even if we are able to raise near term capital, we will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN, BTI-410 and BTI-320 that, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future. We may not generate sales or other revenue from SUGARDOWN® to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

Our drug candidates in development are based on novel, unproven technologies, including the use of proprietary carbohydrate compounds and proprietary peptides alone and in combination with FDA approved drugs currently used in the treatment of diabetes, ischemia, anemia and trauma and other diseases. Peptides are straightforward to synthesize but are challenging to obtain good pharmacokinetic levels without administering relatively high doses. Despite the strong safety profile of peptides, they are subject to injection site reactions and discomfort in administration leading to poor compliance. Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-hypoxia drugs we are working with or other therapeutics we intend to develop. Although we have completed certain animal and human studies that we believe were successful, pre-clinical results in animal studies are not necessarily predictive of outcomes in subsequent human clinical trials. Clinical trials are expensive, time- consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the products necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial or subsequent human testing, they may fail in later stages of development. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may not achieve desired results.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our drug candidates may be greater than we anticipate;
●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and
●	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our drug candidates;
●	not obtain marketing approval at all, which would seriously impair our viability;
●	obtain marketing approval in some countries and not in others;
●	obtain approval for indications or patient populations that are not as broad as we intend or desire;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

We are planning to initiate Phase II clinical trials for BTI-410, to continue Phase II clinical trials and initiate Phase III clinical trials for BTI-320. In addition, subject to securing adequate funding, we could potentially initiate pre- clinical studies of IPOXYN. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for any of our drug candidates. The results of our clinical trials could yield negative or ambiguous results. Since BTI-320 and BTI-410 are our most advanced drug candidates, such results could adversely affect future development plans, collaborations and our stock price.

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

Patient enrollment is affected by other factors including:

●	the severity of the disease under investigation;
●	the patient eligibility criteria for the study in question;
●	the perceived risks and benefits of the drug candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	our payments for conducting clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

If our drug candidates are associated with undesirable side effects in clinical trials, have limited efficacy or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We believe our results to date suggest an acceptable safety profiles at their respective stages of development. However, many compounds that initially showed promise in early stage testing for treating diabetes and inflammatory diseases have later been found to cause side effects that prevented further development of the compound.

Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current diabetes treatments are well established in the medical community, and physicians may continue to rely on these treatments. In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our drug candidates. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

●	their efficacy, safety and other potential advantages compared to alternative treatments;
●	our ability to offer them for sale at competitive prices;
●	their convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the availability of third-party coverage and adequate reimbursement for our drug candidates;
●	the prevalence and severity of their side effects;
●	any restrictions on the use of our products together with other medications;

●	interactions of our products with other medicines patients are taking; and
●	inability of certain types of patients to take our products.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

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

During the years ended December 31, 2017 and 2016, all of our revenue was generated by sales and royalties of our SUGARDOWN® product. Advance Pharmaceutical Company, Ltd., a related party, accounted for 25% and 53%, respectively for the years ended December 31, 2017 and 2016. If we are unable to expand our customer base through our new marketing efforts, and we are not able to secure additional business from our existing customer or our sales to this customer decline, our reliance on a limited number of customers may have a material adverse effect on our business, result of operations, financial condition or liquidity. Furthermore, if we are unable to commercialize any of our pharmaceutical drug candidates, our reliance on a single product may have a material adverse effect on our business, result of operations, financial condition or liquidity.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific and clinical team, including Carl Rausch, our Chief Executive Officer and Director, and Loraine V. Upham, our Chief Operating Officer. We have employment agreements with Mr. Rausch and Ms. Upham. Ms. Upham is currently the only employee in our US Company, we are otherwise entirely staffed by consultants, each of whom may terminate their employment with us at any time.

The loss of the services of our executive officers or other key employees/consultants or key members of our scientific or medical advisory boards, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely and expect to continue to rely to a significant degree on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We have entered into agreements with commercial partners to engage in sales, marketing and distribution efforts around our products in development. We may be unable to maintain these third-party relationships, or establish new relationships, on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into or maintain relationships with third parties for the sales and marketing of our proposed products, we will need to develop our own sales and marketing capabilities. Furthermore, even if engaged, these distributors may:

●	fail to satisfy financial or contractual obligations to us;
●	fail to adequately market our products;
●	cease operations with little or no notice to us; or
●	offer, design, manufacture or promote competing formulations or products.

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

If we choose to offer BTI-320, BTI-410, IPOXYN, or any other product as a drug, we are required to obtain approval from the FDA to sell our products in the U.S. and from foreign regulatory authorities to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, if we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

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

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	any adverse results or delays in commencement or completion of our planned clinical trials for BTI-320, BTI-410 or IPOXYN;
●	changes in laws or regulations applicable to SUGARDOWN®, BTI-320, BTI-410 or IPOXYN or any future product candidates, including but not limited to clinical trial requirements for approvals;
●	unanticipated serious safety concerns related to the use of SUGARDOWN®, BTI-320, BTI-410 or IPOXYN or any future product candidates;
●	a decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	our inability to obtain adequate product supply for SUGARDOWN®, BTI-320, BTI-410 or IPOXYN or any future product candidate, or the inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	the introduction of new products or technologies offered by us or our competitors;
●	the effectiveness of our or our potential partners’ commercialization efforts;
●	the inability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our failure to meet or exceed the estimates and projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	the overall performance of the U.S. equity markets and general political and economic conditions;
●	developments concerning our sources of manufacturing supply and any commercialization partners;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or other consultants or management personnel;
●	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
●	sales of our common stock by our stockholders in the future;

●	significant lawsuits, including patent or stockholder litigation;
●	changes in the market valuations of similar companies;
●	the trading volume of our common stock;
●	effects of natural or man-made catastrophic events or other business interruptions; and
●	other events or factors, many of which are beyond our control.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre- change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our private placements within a three-year period and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

As of March 23, 2018, we had issued and outstanding (i) 104,737,131 shares of common stock, (ii) warrants issued to the investors in our 2013 private placement collectively exercisable for 8,184,484 shares of common stock (the “Investor Warrants”), (iii) warrants issued to the placement agent for our 2013 private placement exercisable for 1,716,849 shares of common stock (the “Placement Agent Warrants”), (iv) other warrants exercisable for 1,878,336 shares of common stock, (v) warrants issued to the investors in our 2016 private placement collectively exercisable for 16,000,000 shares of common stock, (vi) shares issuable in exchange for our 2016 private placement debt of 20,261,520 (vii) outstanding stock options exercisable for 9,594,000 shares of common stock (vii) shares issuable in exchange for our related party convertible debt of 30,291,180, (viii) shares issuable in exchange for our Series A preferred stock of 5,500,000 and (ix) warrants issued to the investors in our 2016 private placement collectively exercisable for 13,000,000 shares of common stock. These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or other applicable exemption. We believe that our stockholders are currently entitled to sell our shares pursuant to Rule 144 to the extent they satisfy the conditions thereunder. An aggregate of 17,659,007 shares of outstanding common stock and 8,829,484 shares of common stock issuable upon exercise of outstanding Investor Warrants are registered for resale. The market price of our capital stock could drop significantly if the holders of the shares being registered hereunder sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock. These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

Collectively, our officers, our directors and five significant stockholders own or exercise voting and investment control of approximately 68.7% of our outstanding common stock on a fully diluted basis. As a result, investors may be prevented from affecting matters involving our company, including:

●	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
●	any determinations with respect to mergers or other business combinations;
●	our acquisition or disposition of assets; and
●	our corporate financing activities.

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

Item 2. Properties.

We do not own any real property. We currently lease office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. Prior to this location, we leased office space at 233 Needham Street, Newton MA 02464. This lease expired July 31, 2016 and no further obligation exists. With the acquisition of CureDM, we now also lease office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110. We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority (“FINRA”) Automated Quotation Bulletin Board System, under the symbol “BTHE”. We have been eligible to participate in the OTC Bulletin Board since February 28, 2012.

The following table sets forth the quarterly high and low bid prices for our common stock during the last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board (the “OTCBB”). The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2017 Fiscal Year
March 31, 2017	$0.08	$0.05
June 30, 2017	$0.07	$0.04
September 30, 2017	$0.08	$0.04
December 31, 2017	$0.05	$0.03

2016 Fiscal Year
March 31, 2016	$0.17	$0.08
June 30, 2016	$0.14	$0.03
September 30, 2016	$0.17	$0.04
December 31, 2016	$0.17	$0.06

On March 23, 2018, the closing price for the common stock on the OTCBB was $0.08 per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC

One University Plaza Suite 505

Hackensack, NJ 07601

Phone: 201-820-2008

Fax: 201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2017 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	9,344,000	$0.36	8,156,000
Total	9,594,000		15,406,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 9 -“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.
(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 9 -“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved in March 2013.

Holders

As of March 23, 2018, there were approximately 1,913 holders of record of our common stock. The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On October 16, 2017, in accordance with the terms of a Securities Purchase Agreement, the Company issued 4,000,000 shares to a related party investor upon conversion of a note payable held by the investor for $200,000 including accrued interest of approximately $150,000. The cost basis for the shares issued was $0.05.

On October 20, 2017, the Company entered into Securities Purchase Agreements with an accredited investor (the “Preferred 2017 Financing”). In connection with the Preferred 2017 Financing, the Company issued 10,000 shares of Series A Preferred Stock and common stock purchase warrants to acquire 2,000,000 shares of common stock (the “Warrants”). The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 1,000,000 shares of the Company’s common stock. The Warrants shall be exercisable for a period of five years at an exercise price of $0.15 per share. The investors have contractually agreed to restrict their ability to convert their securities and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by it and its affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Unless otherwise stated, each of the issuances was made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with the sale of these securities, the Company relied on each of the recipients’ written representations that it was an “accredited investor” as defined in Rule 501(a) of the Securities and Exchange Commission. In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. As some shares were issued for services, we received no cash proceeds for the issuance of those shares. At the time of their issuance, the shares were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect. The securities may not be resold or offered in the United States without registration or an exemption from registration.

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

The Company may seek to raise additional capital through public or private debt or public or private equity financings, and partnerships or licensing opportunities in order to fund our operations. We raised $550,000 in gross proceeds from private placements of our Series A Preferred Stock during the year ended December 31, 2017. In addition, we also raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock since January 1, 2018. Management anticipates that our cash resources will be sufficient to fund our planned operations into the second quarter of 2018. There is no guarantee that the Company will be successful in raising capital or if it is successful, that such capital will be on acceptable terms. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations.

Results of Operations

Fiscal 2017 as compared to Fiscal 2016

Revenue

Revenue for fiscal 2017 was $29,356, a reduction of $69,522 compared to revenue of $98,878 for fiscal 2016. Revenue in 2017 includes approximately $7,400 of royalty revenue from Advanced Pharmaceutical Company, Ltd, a related party compared to approximately $52,000 of sales revenue in 2016. The remaining sales represent a decrease in online sales. In early 2017, we stopped our marketing program that began in late 2015 due to cost concerns. In late 2017, we initiated a new marketing program focused on social media and targeted radio spots.

Direct Expenses

Direct expenses for fiscal 2017 was $49,761 a decrease of $44,386 as compared to $94,147 for fiscal 2016. The reduction is a direct result of the reduced sales volume in 2017 resulting in lower cost of items sold. This also resulted in lower fulfillment costs. In 2017, the Company increased its reserve for excess inventory by approximately $13,000.

Research and Development

Research and development expense for fiscal 2017 was $177,646, an increase of $93,802 as compared to $83,844 for fiscal 2016. The increase is primarily the result of the Company preparing for its clinical trial in the US. The Company recognized a fourth quarter expense of approximately $61,000 related to preparations for the trial which is expected to start in the second quarter of 2018. In addition, we spent $37,000 on stabilization studies at the University of GA, related to our Sugardown product. The Company has initiated clinical trials for its Sugardown product and its BTI320 in China (Hong Kong), starting in the second quarter of 2017. Both trials are being funded by the Asian license holder who is also a Director and significant stockholder. In both years, 2017 and 2016, we recognized non-cash amortization of the intangible assets of approximately $64,000.

Sales and Marketing

Sales and marketing expense for fiscal 2017 was $23,906, a decrease of $87,656 as compared to $111,562 for fiscal 2016. The decrease was caused by the Company ceasing the marketing program that had begun in late 2015. This program focused on radio and newspaper advertising in various markets in New England and the Southeast US. In late 2017, we initiated a different program concentrating on social media outlets with targeted radio advertisements in New England. We believe this new program will be more cost effective and still reach a large audience of prospective purchasers.

General and Administrative

General and administrative expense for fiscal 2017 was $1,043,699, a decrease of $29,580 as compared to $1,073,279 for fiscal 2016. We had increased payroll costs of approximately $73,000 due to our contract CEO being with the Company for the entire year in 2017 as opposed to only the second half of 2016. We also had increased investor relation fees of $92,000 as we used a firm for a portion of the year to assist us. Of the $92,000 approximately $40,000 was non-cash payments made in stock and stock warrants. These increases were offset by a reduction in non-cash stock compensation related to stock options of approximately $189,000. Aside from these items we stayed consistent from 2016 to 2017 with regard to legal and accounting fees and other professional fees. Insurance and other general and administrative costs were consistent from 2016 to 2017.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $137,279 and accounts payable and accrued expenses of $651,783. For the year ended December 31, 2017 the Company used $1,275,202 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $137,000 cash on hand at December 31, 2017. Management is restructuring and is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. We raised $550,000 in gross proceeds from private placements of our Series A Preferred Stock during the year ended December 31, 2017. In addition, we also raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock since January 1, 2018. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our previous filings, there are material weaknesses in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position	Term as a Director
Carl Rausch	69	Director	August 2016 to Present
Conroy Chi-Heng Cheng	40	Director	December 2013 to Present
S. Colin Neill	71	Director	December 2013 to Present

Carl W. Rausch, is our Chief Executive Officer, Chief Financial Officer and Director since August 12, 2016. From 2008 until he joined our Company, Mr. Rausch served as an independent consultant for biopharmaceutical industrial clients, university based development facilities and contract research organizations ( CRO’s) For 3 years He has been involved in preclinical and clinical strategic management of investigative biological materials for registration with the European Medicines Agency and the US Food and Drug Administration. From 2006 to 2008, Mr. Rausch was the principal with Biotechnology Partners LLC, which provided advisory services to biotechnology clients. Mr. Rausch served as the Vice Chairman and Chief Technical Officer of Biopure Corporation (“Biopure”) from 2002 to 2005. Mr. Rausch cofounded Biopure in 1984. From 1984 until 2002 the organization grew and went public on the Nasdaq exchange, Mr. Rausch served as its Chairman and Chief Executive Officer for 18 years. In 2002 Mr. Rausch turned over the management to a new team. Following Mr. Rausch’s departure as Chief Executive Officer of Biopure in 2002, Mr. Rausch pursued independent strategic development for the global growth of the Company. Post the new CEO and Regulatory management placement in 2002, there was an early departure and subsequent removal in 2004, Mr. Rausch was recalled to act in an advisory role during the transition to secure new management. In 2005 Mr. Rausch broaden the consulting business and terminated completely the advisory by 2006. Prior to Biopure’s founding, Mr. Rausch was Vice President, Preparative and Process Chromatography Division, at Millipore Corporation. He holds an M.S. degree in chemical engineering from the Massachusetts Institute of Technology and holds an M.S. degree in medical engineering and a B.S. degree in chemical engineering from Tufts University. We believe that Mr. Rausch is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience in the biotechnology industry and in commercialization.

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

Name	Age	Position	Term as an officer
Carl W. Rausch	69	Chief Executive Officer, Chief Financial Officer and Director	July 2016 to the present
Loraine V. Upham	57	Chief Operating Officer	January 2018 to present

Biographical information with respect to Mr. Rausch is set forth above.

Loraine V. Upham, is our Chief Operating Officer since January 1, 2018. In 2004, she co-founded CureDM, Inc and was founding CEO from 2004-2008, at which time she became COO. In 2010, the company spun out intellectual property to CureDM Group Holdings, LLC, which is now a wholly owned subsidiary of Boston Therapeutics. From 2008 until she joined our Company, Ms. Upham served as an independent consultant for biopharmaceutical industrial clients. For the last 16 years she has been involved in private equity fund raising and execution of preclinical and clinical development of peptide and protein therapeutics, primarily, including some nano-particle products, electronic devices and instrumentation for drug discovery and development. From 2002-2004, Ms. Upham was a Process Development Engineer and then, Director of Business Development at Prolexys, a proteomics platform company. Prior to that, she was a product manager and project team leader for development of nuclear and fluorescence detection systems and some non-nuclear assay detection systems for drug discovery at Packard Instrument Company, until an IPO and subsequent merger with Perkin Elmer. Ms. Upham was a member of the Molecular Genetics Research team at Eli Lilly and Company and part of the Sales and Promotional team at Merck and Co. In 2015, she was appointed by New Mexico Governor, Suzanna Martinez, to the Technology Research Collaborative and was recognized as an Albuquerque Business First Woman of Influence. She has a B.A. in Biology from University of Pennsylvania and an M.B.A from Arizona State University. We believe that Ms. Upham is well qualified to serve as an Officer due to her tenacious ability to plan strategy and execute, and by virtue of her extensive industry experience.

Scientific Advisory Board

We are establishing a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas of medicine including diabetes and other diseases. We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products. Our scientific advisory board is comprised of the following individuals.

Medical Advisory Board

We are evaluating a Medical Advisory Board that will be comprised of Clinicians and Clinical Research professionals who are interested in the field of Diabetes or in other subjects related to our product pipeline. The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner

Code of Ethics

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

Board of Directors Independence

Our Board of Directors consists of three members. We currently have five vacancies on our Board. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. One of the three members of the Board of Directors, S. Colin Neill, is “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

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

Nominating and Corporate Governance Committee

Our Company’s Board of Directors has established a nominating and corporate governance committee consisting of three independent directors. The committee currently has no members the board having three openings. The Company is actively seeking additional board members for the committee, including a committee chair. The functions of the nominating and corporate governance committee include the following:

●	identifying and recommending to the Board of Directors individuals qualified to serve as members of our Board of Directors and on the committees of the Board;
●	advising the Board with respect to matters of Board composition, procedures and committees; and
●	developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management; and
●	overseeing the annual evaluation of the Board and our management.

Compensation Committee

The Company’s Board of Directors has established a compensation committee consisting of three independent directors. The committee currently has no members of the board having three openings. The Company is actively seeking additional board members for the committee, including a committee chair. The compensation committee is primarily responsible for overseeing and administering our compensation plans and executive compensation matters.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Board has no members and has three current openings. All members of the committee are non-employee directors of the Company. None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2017 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;
●	The Audit Committee discussed with Liggett & Webb, P.A. (“Liggett”), the Company’s independent registered public accounting firm for fiscal 2017, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T;
●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Liggett its independence from the Company and its management: and
●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:                           S. Colin Neill (Chairman)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership to be filed by Carl W. Rausch, that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total compensation
Carl Rausch, Chief Executive Officer	2017	$226,320	$—	$—	$226,320
	2016	$93,940	$60,000	$470,511	$624,451
David Platt, Ph.D. Former Chief Executive Officer (1)	2016	$—	$—	$—	$—

(1)	Dr. Platt served as Chief Executive Officer, Chief Financial Officer and Chairman of the Board until his resignation on March 15, 2016. Dr. Platt received no compensation in 2016.
(2)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2017 and 2016” below.

Grants of Plan-Based Awards

The following table shows for the fiscal years ended December 31, 2017 and 2016, certain information regarding grants of plan-based awards, or common stock options, to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2017 and 2016

Estimated
				Possible	All Other
				Payouts	Option		Grant Date
				Under	Awards:	Exercise or	Fair Value
				Non-Equity	Number of	Base Price	of Stock
				Incentive	Securities	of Option	and Option
	Award	Grant	Approval	Plan Awards	Underlying	Awards	Awards
Name	Type	Date	Date	Target ($)	Options (3)	($/Sh) (1)	($)(2)
Carl Rausch	Non-Qualified Stock Option	08/22/16	08/22/16	—	7,500,000	$0.10 – 0.60	$470,511

(1)	Stock options issued in 2016 were granted with an exercise price in excess of the fair market value on the date of grant.

(2)	The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2017 and 2016. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the accompanying Note 9 to Boston Therapeutics, Inc.’s audited financial statements for the year ended December 31, 2017 and 2016.

(3)	Annual stock options were granted under our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”).

Outstanding Equity Awards at December 31, 2017

The following table sets forth, as of December 31, 2017, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL-YEAR END TABLE

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option	Option
Name	Options (#) Exercisable	Options (#)(1) Unexercisable	Exercise Price ($)	Expiration Date
David Platt	250,000	—	$0.50	11/07/2019
David Platt	100,000	—	$1.21	02/12/2024
David Platt	150,000	—	$0.20	03/25/2025
Carl Rausch	1,500,000	—	$0.10	08/22/2021
Carl Rausch	500,000	—	$0.18	03/25/2025
Carl Rausch	2,000,000	—	$0.20	08/22/2021
Carl Rausch	—	2,000,000	$0.40	08/22/2021
Carl Rausch	—	2,000,000	$0.60	08/22/2021

(1)	In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2010 and 2011 Plans including the potential for future vesting acceleration.

Option Exercises and Stock Vested in 2017

Our Named Executive Officers did not exercise any stock options during fiscal years 2017 and 2016.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2017 for service as directors:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl W. Rausch	$—	$—	$—	$—	$—	$—	$—
Rom E. Eliaz (2)	$—	$—	$—	$—	$—	$—	$—
S. Colin Neill (3)	$30,000	$—	$—	$—	$—	$—	$30,000
Conroy Chi-Heng Cheng	$—	$—	$—	$—	$—	$—	$—

(1)	The “Option Awards” column reflects non-qualified options to purchase an aggregate of 7,500,000 shares of our common stock at an exercise price between $0.10 and $0.60. Of these shares, 1,500,000 have an exercise price of $0.10 for a period of 10 years granted effective August 22, 2016 and vested immediately; 2,000,000 have an exercise price of $0.20 for a period of five years shares granted August 22, 2016 and vested when the Company raised over $1 million in the 3rd quarter of 2016; 2,000,000 have an exercise price of $0.40 for a period of five years shares granted August 22, 2016 and vest upon the Company raising $5,000,000 in financing and 2,000,000 have an exercise price of $0.60 for a period of five years shares granted August 22, 2016 and vest upon the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. On March 7, 2018, Mr. Rausch and the Company entered a letter agreement pursuant to which the First Option exercise price was reduced to $0.10 per share and the Second Option and Third Option was reduced to $0.15 per share.

(2)	Mr. Eliaz resigned from the Board of Directors on June 16, 2017.

(3)	Mr. Neill is due cash compensation of $2,500 per month in his position as the Chairman of the Audit Committee. Any unpaid amounts are included in accounts payable at December 31, 2017.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2017 are included in Note 9 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2017 included herein.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Other than the grant of options for 2017 and 2016 and the cash compensation described in the table above and the consulting agreement described below, there are currently no other agreements in effect entitling the non-employee directors to compensation.

Employment Contracts

The Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Rausch was initially required to relocate from Hong Kong to the United States. However, due to his continued efforts in Hong Kong, the Company and Mr. Rausch, in March 2017, have amended the employment agreement to remove the provision requiring Mr. Rausch to relocate to the United States. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch’s salary will be increased by $20,000. The Company shall grant Mr. Rausch a Stock Option (the “Rausch Option”) to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch’s commitment to the Company, the stock options previously granted to Mr. Rausch shall be amended to extend the expiration date to the ten year anniversary of signing date and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch’s accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch’s salary for a period of one year.

On February 12, 2018, with an effective date of January 1, 2018, Loraine Upham was appointed as Chief Operating Officer. Except for the CureDM Group Contribution, Ms. Upham has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. In addition, the Company and Ms. Upham entered into an Executive Retention Agreement pursuant to which Ms. Upham was engaged as Chief Operating Officer with an annual salary of $200,000. However, Ms. Upham’s salary shall accrue until the Company has raised a minimum of $1,250,000. Ms. Upham is eligible for bonuses as determined by the Board of Directors. These include a bonus of $20,000 is to be paid upon the Company successfully raising $1,250,000 through the sale of equity; an annual performance bonus based on milestones related to clinical progress, partnering and fund raising success to be established by the Board of Directors or the Compensation Committee, if in existence on an annual basis. In addition, Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years.

Ms. Upham served as COO of CureDM Group from 2010. Ms. Upham was appointed as CEO of CureDM Group in October 2016. Ms. Upham has served as a director since 2010. Ms. Upham served as an Executive Director of ABQid, Inc., a startup accelerator, from 2014 through October 2016, as principal of Upham BioConsulting, LLC from 2010 through 2016 and as Vice President of Business Development for Senior Scientific, LLC from 2013 to 2014. From 1991 through 2001, Ms. Upham held various roles with Packard Biosciences. Ms. Upham received her Bachelor of Arts in Molecular Biology from the University of Pennsylvania in 1982 and her MBA from Arizona State University in 1988.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2017 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	9,344,000	$0.36	8,156,000
Total	9,594,000		15,406,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 9 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 9 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved by the Board of Directors in March 2013.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 15, 2018, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 23, 2018, Boston Therapeutics had 104,737,131 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 354 Merrimack Street #4, Lawrence, MA 01843.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)
Carl W. Rausch (2)**	14,000,000	(3)	12.0	%(3)
Loraine Upham (2)**	16,000,000	(4)	13.3%
David Platt 12 Appleton Circle Newton, MA 02459	8,151,600	(5)	7.8	%(4)
Harold Solomon Parnes 1525 Voorhies Avenue Brooklyn, NY 11235	26,126,342	(6)	21.6	%(6)
CJY Holdings Limited 7B Jonsim Place 288 Queens Road East Wanchai, Hong Kong	58,006,970	(7)	41.3	%(8)
CureDM, Inc.	12,000,000		11.5%
S. Colin Neill(2)**	130,100	(8)		*%
Conroy Chi-Heng Cheng(2)**	2,058,600	(9)	2.0	%(11)
All Officers and Directors as a Group (4 persons)	32,188,700		24.2%

* Less than 1%

** Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 104,797,131 shares of common stock outstanding as of March 23, 2018.

(2)	The business address for these individuals is 354 Merrimack Street, Lawrence, MA 01843.

(3)	Includes (i) a stock option to acquire 6,000,000 shares of common stock (the “August 2016 Option”), (ii) a stock option to acquire 500,000 shares of common stock at $0.18 per share, which expires on August 12, 2026 and (iii) a stock option to acquire 1,500,000 shares of common stock at $0.10 per share, which expires on August 12, 2026. The August 2016 Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date.

Also include 20,000 shares of the Company’s Series A Preferred stock convertible into 2,000,000 shares of the Company’s common stock along with warrants to purchase 4,000,000 shares of common stock held by World Technology East 2 (WTE2). WTE2 is majority owned by Mr. Rausch. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.10 per share. The warrants are good for 5 years with 2,000,000 expiring April 26, 2022 and 2,000,000 expiring February 20, 2023.

(4)	Includes a stock option to acquire 4,000,000 shares of common stock under the Company’s Amended and Restated Non-Qualified Stock Plan, vesting over three (3) years, one third on the first anniversary of the option grant date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years.

Also includes 12,000,000 shares owned by CureDM, Inc. Ms. Upham exercises voting and investment control over these securities.

(5)	Includes 520,000 shares owned by Dr. Platt’s wife and 500,000 shares issuable pursuant to outstanding stock options currently exercisable. Excludes 20,000 shares held by Dr. Platt’s daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt’s son as to which Dr. Platt disclaims beneficial ownership.

(6)	Dr. Parnes beneficially owns 4,600,342 shares of common stock held directly. In addition, Dr. Parnes owns convertible promissory notes convertible plus accrued interest into an aggregate of 2,926,000 shares of common stock at a conversion price of $0.075 per share and common stock purchase warrants to acquire an aggregate of 2,100,000 shares of common stock at $0.10 per share. However, the convertible notes and the common stock purchase warrants prohibit the holder from converting or exercising such instruments if the investor’s beneficial ownership were to exceed 4.99% of the Issuer’s outstanding shares of common stock. Dr. Parnes also own warrants to purchase 9,000,000 shares of the Company’s common stock. However, the convertible notes and the common stock purchase warrants prohibit the holder from converting or exercising such instruments if the investor’s beneficial ownership were to exceed 4.99% of the Issuer’s outstanding shares of common stock.

Includes 2,100,000 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable and 2,800,000 shares issuable upon conversion of the Convertible Notes Payable.

Also include 55,000 shares of the Company’s Series A Preferred stock convertible into 5,500,000 shares of the Company’s common stock along with warrants to purchase 11,000,000 shares of common stock

(7)	Includes 5,333,320 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable and 30,158,150 shares issuable upon conversion of the Convertible Notes Payable plus accrued interest. Cheng Chi Him exercises voting and investment control over these securities.

(8)	Includes 130,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(9)	Includes 1,998,600 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities. Includes 60,000 shares issuable pursuant to an outstanding stock option currently exercisable.

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

Conroy Chi-Heng Cheng is a director of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN®, in in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN®, for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN®,) and related products developed by the Company and a reduced royalty rate for products based on the Company’s intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2017 and 2016 were royalties of $7,380 and sales of $52,000, respectively.

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

Through December 31, 2011, Dr. Platt, the former Chairman and Chief Executive Officer, advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 have been amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017 and are currently in default. This note has been classified as a current liability on the balance sheet. The maturity date for the Company’s former President remained June 30, 2016. This note was paid in full during 2017.

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

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Liggett & Webb, P.A. for the fiscal year ended December 31, 2017 and 2016.

Fee Category	2017	2016

Audit Fees – LW	$72,500	$72,500

Audit Related Fees	$—	$—

Tax Fees	$2,500	$2,500

All Other Fees	$—	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2017 and 2016.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit No	Title of Document

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)
3.3	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
4.1	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.2	Form of 10% Convertible Promissory Note issued to CJY Holdings Limited (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.3	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015 and incorporated herein by reference)
4.4	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference)
4.5	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2015 and incorporated herein by reference)
4.6	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016 and incorporated herein by reference)
4.7	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016 and incorporated herein by reference)
4.8	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2016 and incorporated herein by reference)

4.9	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016 and incorporated herein by reference)
4.10	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.11	Form of 6% Senior Convertible Debenture Due 2018 issued to Investors (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.12	Form of Stock Purchase Warrant issued to Investors (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.13	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.14	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.15	Form of 6% Subordinated Convertible Debenture Due (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.16	Form of Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.17	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.18	Form of Certificate of Designation (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.19	Form of Common Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
10.1	Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.2	Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.3	Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.4	Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)

10.5	Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)
10.6	License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)
10.7	Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)
10.8	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.9	Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.10	Warrant Repricing and Exercise Agreement entered by and between Boston Therapeutics, Inc. and CJY Holdings Limited dated November 12, 2015, effective June 15, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015 and incorporated herein by reference)
10.11	Executive employment Agreement between Boston Therapeutics, Inc. and Carl W. Rausch dated as of August 12, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference)
10.12	Letter Agreement dated March 27, 2017 entered between Boston Therapeutics, Inc. and Carl W. Rausch (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2017 and incorporated herein by reference)
10.13	Contribution Agreement by and among Boston Therapeutics, Inc. and CureDM Group Holdings, LLC dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.14	Executive Retention Agreement by and between Boston Therapeutics, Inc. and Loraine Upham dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
23.1	Consent of Liggett & Webb, P.A.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101	The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the years ended December 31, 2017 and December 31, 2016 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

* Filed as an exhibit hereto.

** These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: March 27, 2018	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer and Chief Financial Officer
(Principle Executive Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl W. Rausch	Director, Chief Executive Officer and Chief Financial Officer	March 27, 2018
Carl Rausch	(Principal Executive Officer)

/s/ Conroy Chi-Heng Cheng	Director	March 27, 2018
Conroy Chi-Heng Cheng

/s/ S. Colin Neill	Director	March 27, 2018
S. Colin Neill

Boston Therapeutics, Inc.

FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boston Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boston Therapeutics, Inc. (“Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited cash resources, recurring cash used in operations and a history of operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2015.

New York, New York

March 27, 2018

Boston Therapeutics, Inc.

Balance Sheets

December 31, 2017 and 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$137,279	$687,185
Accounts receivable	588	5,011
Prepaid expenses and other current assets	214,539	82,710
Inventory, net	38,541	55,116
Total current assets	390,947	830,022

Property and equipment, net	3,565	1,577
Intangible assets, net	439,286	503,571
Goodwill	69,782	69,782
Total assets	$903,580	$1,404,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$299,257	$319,474
Accrued expenses and other current liabilities	352,526	347,405
Deferred revenue	104,782	112,162
Convertible note payable – related party, net of discount, current portion	1,017,143	—
Convertible notes payable, net of discount, current portion	1,207,291	—
Notes payable – related parties, current portion	277,820	297,820
Derivative liability, current portion	429,141	—
Total current liabilities	3,687,960	1,076,861

Convertible note payable – related party, net of discount	—	754,461
Convertible notes payable, net of discount	—	364,619
Warrant liability	1,099,200	1,093,765
Derivative liability	—	1,234,106
Total liabilities	4,787,160	4,523,812

COMMITMENTS AND CONTINGENCIES (See Note 12)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Preferred stock, 150,000 shares authorized, 55,000 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	55	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,437,163 and 46,702,836 shares issued and outstanding at December 31, 2017 and 2016, respectively	64,437	46,703
Common stock subscribed	—	—
Additional paid-in capital	15,862,980	15,060,616
Accumulated deficit	(19,811,052)	(18,226,179)
Total stockholders’ deficit	(3,883,580)	(3,118,860)

Total liabilities and stockholders’ deficit	$903,580	$1,404,952

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Statements of Operations

For the years Ended December 31, 2017 and 2016

	2017	2016

Revenue	$29,356	$98,878

Operating expenses:
Direct expenses	49,761	94,147
Research and development	177,646	83,844
Sales and marketing	23,906	111,562
General and administrative	1,043,699	1,073,279
Total operating expenses	1,295,012	1,362,832

Operating loss	(1,265,656)	(1,263,954)

Other (expenses) income:
Interest expense	(1,656,343)	(1,943,037)
Financing costs	(125,664)	(401,988)
Loss on extinguishment of debt	(81,541)	—
Change in fair value of derivative liability	904,896	(45,066)
Change in fair value of warrant liability	639,435	(79,469)
Total other (expenses) income	(319,217)	(2,469,560)

Loss before provision for income taxes	(1,584,873)	(3,733,514)
Provision of income taxes	—	4,010

Net loss	$(1,584,873)	$(3,737,524)
Net loss per share- basic and diluted	$(0.03)	$(0.09)
Weighted average shares outstanding basic and diluted	51,467,103	43,535,232

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2015	—	$—	39,319,507	$39,319	$200,000	$13,718,795	$(14,488,655)	$(530,541)
Beneficial conversion feature on convertible note payable (see Note 10)	—	—	—	—	—	442,000	—	442,000
Issuance of common stock in exchange for consulting services	—	—	5,000,000	5,000	—	345,000	—	350,000
Issuance of common stock in exchange for consulting services	—	—	1,188,889	1,189	—	117,700	—	118,889
Stock based compensation	—	—	—	—	—	238,316	—	238,316
Common stock subscribed (See Note 10)	—	—	1,194,440	1,195	(200,000)	198,805	—	—
Net loss	—	—	—	—	—	—	(3,737,524)	(3,737,524)
Balance at December 31, 2016	—	—	46,702,836	46,703	—	15,060,616	(18,226,179)	(3,118,860)

Conversion of convertible note payable and accrued interest into common stock	—	—	1,704,968	1,705	—	115,770	—	117,475
Conversion of accrued interest into common shares	—	—	1,507,989	1,508	—	77,661	—	79,169
Conversion of related party accrued interest into common shares	—	—	21,370	21	—	2.116	—	2,137
Issuance of Series A Preferred Stock for cash	55,000	55	—	—	—	549,945	—	550,000
Conversion of convertible note payable related party and accrued interest into common stock	—	—	14,000,000	14,000	—	686,000	—	700,000
Loss on extinguishment upon conversion of convertible note payable, related party	—	—	—	—	—	(170,813)	—	(170,813)
Issuance of common stock in exchange for consulting services	—	—	500,000	500	—	26,900	—	27,400
Issuance of warrants to purchase common shares in exchange for consulting services	—	—	—	—	—	12,495	—	12,495
Stock based compensation	—	—	—	—	—	49,756	—	49,756
Reclassification of derivative liability	—	—	—	—	—	(547,466)	—	(547,466)
Net loss	—	—	—	—	—	—	(1,584,873)	(1,584,873)
Balance at December 31, 2017	55,000	$55	64,437,163	$64,437	$—	$15,862,980	$(19,811,052)	$(3,883,580)

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:

Net Loss	$(1,584,873)	$(3,737,524)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	67,001	70,377
Stock-based compensation	49,756	238,316
Issuance of common stock and common stock warrants for consulting services	39,895	350,000
Loss on extinguishment of debt	81,541	—
Change in fair value of warrant liabilities	(639,435)	79,469
Change in fair value of derivative liabilities	(904,896)	96,402
Provision for inventory obsolescence	12,997	—
Amortization of debt discount	1,385,118	973,916
Amortization of deferred finance costs	125,664	51,987
Non-cash interest expense	—	442,000
Changes in operating assets and liabilities
Accounts receivable	4,423	(5,011)
Inventory	3,578	54,635
Prepaid expenses and other current assets	(131,829)	(98,168)
Other assets	—	3,625
Accounts payable	(20,217)	213,295
Accrued expenses	243,455	69,180
Deferred revenue	(7,380)	(52,123)
Net cash used in operating activities	(1,275,202)	(1,249,624)

Cash flows from investing activities
Purchase of property and equipment	(4,704)	—
Net cash used in investing activities	(4,704)	—

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	—	1,600,000
Proceeds from issuance of convertible notes payable, related party	200,000	552,000
Repayment of notes payable, related party	(20,000)	—
Payment of deferred financing costs	—	(256,186)
Proceeds from issuance of preferred stock	550,000	—
Net cash provided by financing activities	730,000	1,895,814

Net increase (decrease) in cash and cash equivalents	(549,906)	646,190
Cash and cash equivalents, beginning of year	687,185	40,995
Cash and cash equivalents, end of year	$137,279	$687,185

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$4,010

Non-cash financing activities:
Issuance of common stock for stock subscription received in 2015	$—	$200,000
Issuance of common stock in exchange for settlement of outstanding payables	$—	$468,889
Conversion of convertible notes payable plus accrued interest into common stock	$117,475	$—
Conversion of accrued interest into common stock	$81,306	$—
Derivative liabilities associated with convertible notes payable and preferred stock	$547,466	$—
Conversion of convertible notes payable related party plus accrued interest into common stock	$700,000	$—
Loss on extinguishment of convertible note payable related party charged to additional paid in capital	$170,813	$—

The accompanying notes are an integral part of these financial statements.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $19.8 million as of December 31, 2017 and used cash in operations of approximately $1.3 million during the year ended December 31, 2017. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $137,000 cash on hand at December 31, 2017. Management is restructuring and is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. We raised $550,000 in gross proceeds from private placements of our Series A Preferred Stock during the year ended December 31, 2017. In addition, we also raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock since January 1, 2018. See Note 14. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement, whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured. During the years ended December 31, 2017 and 2016, the Company recognized royalties revenue from APC of $7,380 and $0, respectively.

As disclosed in Note 10, Advance Pharmaceutical Company Ltd., a related party, accounted for 25% and 53% of total revenue, during the years ended December 31, 2017 and 2016, respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of December 31, 2017 and 2016.

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

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2017 and 2016, the Company recorded depreciation expense of $2,716 and $6,091, respectively.

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

The Company performed its impairment review of goodwill for the years ended December 31, 2017 and 2016 and concluded that no impairment existed.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the year ended December 31, 2017 did not include 9,594,000, 41,029,669 and 50,419,670 options, warrants and shares to be issued upon conversion of notes payable, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2016 did not include 12,289,000, 28,424,669 and 60,227,273 options, warrants and shares to be issued upon conversion of notes payable, respectively, because of their anti-dilutive effect.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2017 and 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 11.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the selling and marketing expenses in the statements of operations. The Company incurred advertising costs of $0 and $45,400 for the year ended December 31, 2017 and 2016, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of December 31, 2017 and 2016, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt and warrant derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Stock-Based Compensation

Stock–based compensation, including grants of employee and non-employee stock options and modifications to existing stock options, is recognized in the income statement based on the estimated fair value of the awards. The Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Reclassification

Certain amounts in the December 31, 2016 financial statements have been reclassified to conform to the presentation used at December 31, 2017.

3.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at December 31, 2017 and 2016 net of inventory reserves, were as follows:

	2017	2016
Raw materials	$33,055	$34,919
Finished goods	5,486	20,197
Total	$38,541	$55,116

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

Intangible assets consist of the following as of December 31:

	2017	2016
SUGARDOWN® technology and patent applications	$900,000	$900,000
Less accumulated amortization	(460,714)	(396,429)
Intangible assets, net	$439,286	$503,571

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Amortization expense for each of the years ended December 31, 2017 and 2016 was $64,285 and $64,286, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Fiscal Year
2018	$64,286
2019	64,286
2020	64,286
2021	64,286
2022	64,286
Thereafter	117,856
$439,286

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at December 31, 2017 and 2016:

	2017	2016
Professional fees	$60,000	$65,000
Interest	292,526	267,405
Other current liabilities	—	15,000
Total	$352,526	$347,405

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Financial liabilities as of December 31, 2017 and 2016 measured at fair value on a recurring basis are summarized below:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$429,141	$—	$—	$429,141
Warrant liability	1,099,200	—	—	1,099,200
Total	$1,528,341	$—	$—	$1,528,341

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,234,106	$—	$—	$1,234,106
Warrant liability	1,093,765	—	—	1,093,765
Total	$2,327,871	$—	$—	$2,327,871

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

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the years ended December 31, 2017 and 2016:

Conversion option:

	December 31,	December 31,
	2017	2016
Common Stock Closing Price	$0.04 to 0.07	$0.07
Conversion Price per Share	$0.075 to 0.10	$0.075
Conversion Shares	21,666,667	21,333,334
Call Option Value	0.0188 to 0.0568	0.0579
Dividend Yield	0.00%	0.00%
Volatility	208.82% to 214.34%	215.62%
Risk-free Interest Rate	1.03% to 1.76%	1.20%
Term	0.62 to 2 years	1.63 years

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Exercise option:

	December 31,	December 31,
	2017	2016
Common Stock Closing Price	$0.04 to 0.075	$0.07
0.07 Conversion Price per Share	$0.10 to 0.15	$0.10
Conversion Shares	29,000,000	16,000,000
Call Option Value	0.0375 to 0.0723	0.0684
Dividend Yield	0.00%	0.00%
Volatility	208.82 to 214.34%	214.57%
Risk-free Interest Rate	1.62 to 2.2%	1.93%
Term	3.62 to 5 years	4.62 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the years ended December 31, 2017 and 2016:

	Debt	Warrant
	Derivative	Liability
Balance December 31, 2015	$—	$—
Aggregate amount of derivative instruments issued	1,189,040	1,014,296
Change in fair value of derivative liabilities	45,066	79,469
Balance, December 31, 2016	1,234,106	1,093,765
Aggregate amount of derivative instruments issued	85,381	644,870
Transferred in due to conversions	14,551	—
Change in fair value of derivative liabilities	(904,897)	(639,435)
Balance, December 31, 2016	$429,141	$1,099,200

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

7.	CONVERTIBLE NOTES PAYABLE

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

On April 11, 2017, one investor converted his Convertible Debenture of $75,000 plus accrued interest of $2,873, into 1,038,301 shares of the Company’s common stock. Upon conversion, a loss on extinguishment was recorded in the amount of $51,267.

On July 14, 2017, one investor converted his Convertible Debenture of $50,000 plus accrued interest of $2,482, into 711,755 shares of the Company’s common stock. Upon conversion, a loss on extinguishment was recorded in the amount of $30,274.

For the year ended December 31, 2017 and 2016, the Company amortized $760,082 and $296,116, respectively, debt discount to operations as interest expense.

Convertible notes payable consist of the following at December 31, 2017 and December 31, 2016:

	2017	2016
Principal balance	$1,475,000	$1,600,000
Debt discount	(189,175)	(1,031,183)
Deferred finance costs	(78,534)	(204,198)
Outstanding, net of debt discount	$1,207,291	$364,619

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

8.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000. The amendment went into effect September 7, 2013.

On January 9, 2018, the Company’s Board of Directors voted to approve an increase in authorized common stock shares outstanding from 200 million shares to 2 billion shares of the Company’s common stock. This increase is subject to shareholder approval.

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of December 31, 2017, the Company has 55,000 shares of Series A Preferred Stock outstanding.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $650,421 as a charge against additional paid in capital up to $450,000 with the excess of $200,421 charged to change in fair value of warrant liability during the year ended December 31, 2017. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 6.

On October 24, 2017, the Company entered into Securities Purchase Agreements with an accredited investor. In connection with the agreement, the Company issued 10,000 shares of Series A Preferred Stock and warrants to acquire 2,000,000 shares of common stock. The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 1,000,000 shares of the Company’s common stock. The Warrants shall be exercisable for a period of five years at an exercise price of $0.15 per share.

The Company recognized the value attributable to the conversion feature of the issued warrants of $93,312 as a charge against additional paid in capital. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 6.

Common Stock

In April 2016, the Company issued a total of 5,000,000 shares of its common stock with a fair value of $350,000 to two parties in exchange for investment advisory services.

In August 2016, the Company issued 1,188,889 shares of its common stock with a fair value of $118,889 to two vendors in exchange for services previously recorded.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

On April 11, 2017, the Company issued a total of 1,038,301 shares of its common stock in conjunction with the conversion of one of the 6% Convertible Debentures plus accrued interest. Of the total amount of shares issued, 1,000,000 were for the conversion of a Note for $75,000 and 38,301 shares were issued for the conversion of accrued interest of $2,873.

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

On October 4, 2017, the Company issued 500,000 shares of its common stock with a fair value of $27,400 to a vendor in exchange for consulting services.

On October 6, 2017 the Company issued a total of 10,000,000 shares of its common stock in conjunction with the conversion of $500,000 of its Related Party Convertible Notes Payable.

On October 16, 2017 the Company issued a total of 4,000,000 shares of its common stock in conjunction with the conversion of $200,000 of its Related Party Convertible Notes Payable plus accrued interest. Of the total amount of shares issued, 1,000,000 were for the conversion of the Notes Payable for $50,000 and 3,000,000 shares were issued for the conversion of accrued interest of $150,000.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of December 31, 2017, the Company had 41,029,669 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following table summarizes the Company’s common stock warrants activity for the years ended December 31, 2017 and 2016:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	12,424,669	$0.53
Granted	16,000,000	0.10
Exercised	—	—
Forfeited/Canceled	—	—
Outstanding as of December 31, 2016	28,424,669	0.29
Granted	13,250,000	0.14
Exercised	—	—
Forfeited/Canceled	645,000	1.00
Outstanding as of December 31, 2017	41,029,669	$0.23

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

9.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of December 31, 2017 and 2016, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of December 31, 2017 and 2016, there were 9,344,000 and 12,039,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to ten years.

No stock options were issued under either plan during the year ended December 31, 2017.

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

The fair value of stock options granted and revaluation of non-employee consultant options for year ended December 31, 2016 was calculated with the following assumptions:

2016
Risk-free interest rate	1.1%
Expected dividend yield	0%
Volatility factor	213%
Expected life of option	5 years

The weighted-average fair value of stock options granted during the year ended December 31, 2016 under the Black-Scholes option pricing model was $0.06. For the years ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense of $49,756 and $238,316, respectively, in connection with share-based payment awards. As of December 31, 2017 and 2016, there was $182,439 and $232,195, respectively of unrecognized compensation expense related to non-vested stock option awards.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

The following table summarizes the Company’s stock option activity during the years ended December 31, 2017 and 2016:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	6,289,000	$0.10 – 1.21	$0.37
Granted	7,500,000	0.10 – 0.60	0.34
Exercised	—	—	—
Options forfeited/cancelled	(1,500,000)	0.10	0.10
Outstanding as of December 31, 2016	12,289,000	$0.10 – 1.21	$0.39
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(2,695,000)	0.10 – 0.50	0.47
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.36

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2017:

	Vested or Expected to Vest						Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	1,600,000	$0.10	8.20	$—	1,600,000	$0.10	8.20	$—
0.18	934,000	0.18	5.50	—	934,000	0.18	5.50	—
0.20	2,150,000	0.20	3.91	—	2,150,000	0.20	3.91	—
0.37	58,000	0.37	4.67	—	58,000	0.37	4.67	—
0.40	2,000,000	0.40	3.67	—	—	0.40	3.67	—
0.42	63,000	0.42	3.00	—	63,000	0.42	3.00	—
0.50	310,000	0.50	1.83	—	310,000	0.50	1.83	—
0.60	2,000,000	0.60	3.67	—	—	0.60	3.67	—
0.69	100,000	0.69	6.25	—	100,000	0.69	6.25	—
1.21	379,000	1.21	6.03	—	379,000	1.21	6.03	—
$0.10-1.21	9,594,000	$0.36	4.72	$—	5,594,000	$0.27	5.47	$—

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2017 and 2016:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2015	—	$—
Granted	7,500,000	0.34
Forfeited	—	—
Vested	(3,500,000)	0.16
Non-vested as of December 31, 2016	4,000,000	$0.50
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of December 31, 2017	4,000,000	$0.50

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

The weighted-average remaining contractual life for options exercisable at December 31, 2017 is 5.45 years. At December 31, 2017 the Company has 8,156,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at both December 31, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0 for both years as no options were exercised. The actual tax benefit realized from stock option exercises during the years ended December 31, 2017 and 2016 were $0 for both years as no options were exercised in either year.

10.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates.  Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of December 31, 2017, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. Revenue generated pursuant to the Agreement for the years ended December 31, 2017 and 2016 were approximately $7,380 and $52,000, respectively.

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

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2017 and December 31, 2016, $38,979 and $35,542, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

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

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $565,062 and $551,284 during the years ended December 31, 2017 and 2016, respectively.

On October 6, 2017, in accordance with the terms of the Securities Purchase Agreement, CJY Holdings converted $500,000 of Notes in exchange for 10,000,000 shares of the Company’s common stock. The cost basis for the shares issued was $0.05. Upon conversion, a loss on extinguishment of $15,354 was charged to additional paid in capital.

On October 16, 2017, CJY holdings converted an additional $50,000 of the Notes along with $150,000 of accrued interest into 4,000,000 shares of the Company’s common stock. The cost basis for the shares issued was $0.05. Upon conversion, a loss on extinguishment of $155,459 was charged to additional paid in capital.

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

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $63,765 during the twelve months ended December 31, 2017. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at December 31:

	2017	2016
Principal balance	$1,402,000	$1,752,000
Debt discount	(384,857)	(997,539)
Outstanding, net of debt discount	$1,017,143	$754,461

11.	PROVISION FOR INCOME TAXES

During the years ended December 31, 2017 and 2016, no provision for income taxes was recorded as the Company generated net operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2017	2016
Net operating loss carryforwards	23.9%	34.0%
State taxes, net of federal benefit	5.0%	5.5%
Federal research and development tax credit	0.3%	0.3%
Other	4.5%	4.5%
Change in deferred tax asset valuation allowance	(33.7)	(44.3)%
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Net operating loss carryforwards	$4,175,600	$5,675,300
Tax credit carryforwards	103,100	94,200
Non-qualified stock options	790,100	1,211,700
Gross deferred tax assets	5,068,800	6,981,200
Valuation allowance	(5,068,800)	(6,981,200)
Net deferred tax assets	$—	$—

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

As of December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $17.4 million, which begin to expire in years 2035 and 2019, respectively. The Company also has estimated available research and development tax credit carryforwards for federal income tax purposes of $103,100, which begin to expire in year 2032.

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

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2017, the Company decreased its valuation allowance by $1,912,400 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2017. Management reevaluates the positive and negative evidence at each reporting period.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $3,321,700, with a corresponding adjustment to valuation allowance of $3,321,700 as of December 31, 2017.

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

Leases

The Company currently leases office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. Prior to this location, the Company leased office space at 233 Needham Street, Newton MA 02464. This lease expired July 31, 2016 and no further obligation exists. The Company recognized rent expense of $3,600 and $4,355 during the years ended December 31, 2017 and 2016, respectively. There are no future minimum lease payments as of December 31, 2017.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Employment Agreement

The Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Rausch was initially required to relocate from Hong Kong to the United States. However, due to his continued efforts in Hong Kong, the Company and Mr. Rausch, in March 2017, have amended the employment agreement to remove the provision requiring Mr. Rausch to relocate to the United States. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch’s salary will be increased by $20,000. The Company shall grant Mr. Rausch a Stock Option (the “Rausch Option”) to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch’s commitment to the Company, the stock options previously granted to Mr. Rausch shall be amended to extend the expiration date to the ten year anniversary of signing date and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch’s accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch’s salary for a period of one year.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2017 through the date of the filing for possible disclosure and recognition in the financial statements.

On February 12, 2018, the Company entered into a Contribution Agreement dated January 1, 2018, with the members of CureDM Group Holdings, LLC, a limited liability company (“CureDM Group”), all of which except five are accredited investors (“CureDM Group Members”) pursuant to which the CureDM Group Members agreed to contribute 100% of the outstanding securities of CureDM Group in exchange for an aggregate of 47,741,140 shares of common stock of the Company (the “BTHE Contribution Shares”) of which 25,000,000 BTHE Contribution Shares were delivered at closing and 22,741,140 BTHE Contribution Shares (the “Milestone BTHE Shares”) shall be delivered in four equal tranches of 5,685,285 BTHE Contribution Shares each upon the achievement of specific milestones (the “CureDM Group Contribution”).  The closing of the CureDM Group Contribution occurred on February 12, 2018.

The Company shall use its best efforts to secure a binding commitment to close an equity financing with net proceeds of at least $1,000,000 within 180 days after the closing date. The use of the equity financing proceeds shall be designated as working capital for at least, but not limited to the synthesis of HIP2B clinical material. In the event the equity financing is not closed by the required date, then, if both the Company and CureDM, Inc. mutually agree, (i) this CureDM acquisition will then be null and void and have no further force and effect and all other rights and liabilities of the parties will terminate without any liability of any party to any other party and (ii) each party shall have released the other party. Further, if such event occurs, the CureDM Members will return all shares to the Company for cancellation.

On February 12, 2018, Loraine Upham was appointed as Chief Operating Officer. Except for the CureDM Group Contribution, Ms. Upham has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. In addition, the Company and Ms. Upham entered into an Executive Retention Agreement pursuant to which Ms. Upham was engaged as Chief Operating Officer with an annual salary of $200,000. However, Ms. Upham’s salary shall accrue until the Company has raised a minimum of $1,250,000. Ms. Upham is eligible for bonuses as determined by the Board of Directors. These include a bonus of $20,000 is to be paid upon the Company successfully raising $1,250,000 through the sale of equity; an annual performance bonus based on milestones related to clinical progress, partnering and fund raising success to be established by the Board of Directors or the Compensation Committee, if in existence on an annual basis. In addition, Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years.

Boston Therapeutics, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

On February 2, 2018, the Company issued 27,500 shares of Series A Preferred Stock and Warrants to acquire 5,500,000 shares of common stock in consideration of $275,000. The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 2,750,000 shares of the Company’s common stock. The Warrants, shall be exercisable for a period of five years at an exercise price of $0.15 per share.

On February 16, 2018, the Company’s Board of Directors approved the issuance of 3,666,666 shares of the Company’s common stock to two consultants for services rendered.

On March 1, 2018 the Board of Directors approved a reduction in the exercise price of 6,000,000 stock options issued to the Company’s CEO on August 22, 2016. The First tranch of 2,000,000 will be exercisable at $0.10 per share and the second and third tranches of 2,000,000 will be exercisable at $0.15 per share. The remainder of the terms remain unchanged.

In March 2018, 21 of the 6% Convertible Notes Payable totaling $840,000 plus accrued interest have been converted into 11,633,302 shares of the Company’s common stock.