Form 10-Q
period 2018-03-31
Boston Therapeutics, Inc.
filed 2018-05-14
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDEING FIVE YEARS

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐           No  ☐

 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2018
Common Stock, $0.001 par value per share	108,009,785 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,318	$137,279
Accounts receivable	1,070	588
Prepaid expenses and other current assets	217,538	214,539
Inventory, net	36,820	38,541
Total current assets	460,746	390,947

Property and equipment, net	3,350	3,565
Intangible assets, net	633,490	439,286
Goodwill	2,383,059	69,782
Total assets	$3,480,645	$903,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$526,536	$299,257
Accrued expenses and other current liabilities	402,010	352,526
Deferred revenue	104,782	104,782
Convertible note payable, related party, net of discount	1,145,390	1,017,143
Convertible note payable, net of discount	573,132	1,207,291
Notes payable – related party	277,820	277,820
Derivative liability	336,013	429,141
Total current liabilities	3,365,683	3,687,960

Warrant liability	2,554,736	1,099,200
Total liabilities	5,920,419	4,787,160

Contingent shares liability (Note 9)	1,137,057	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A preferred stock, 150,000 shares authorized, 82,500 and 55,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	83	55
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 107,660,945 and 64,437,163 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	107,661	64,437
Additional paid-in capital	18,869,683	15,862,980
Accumulated deficit	(22,554,258)	(19,811,052)
Total stockholders’ deficit	(3,576,831)	(3,883,580)

Total liabilities and stockholders’ deficit	$3,480,645	$903,580

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended

	March 31, 2018	March 31, 2017
Revenue	$9,236	$4,479

Operating expenses:
Direct expenses	8,826	8,933
Research and development	42,946	41,707
Sales and marketing	6,968	13,513
General and administrative	672,644	235,647
Total operating expenses	731,384	299,800

Operating loss	(722,148)	(295,321)

Other income (expenses):
Interest expense	(344,156)	(432,387)
Financing costs	(10,472)	(10,472)
Loss on extinguishment of debt	(257,775)	—
Change in fair value of warrant liability	(1,228,703)	(10,046)
Change in fair value of derivative liabilities	(179,952)	40,126
Total other income (expense)	(2,021,058)	(412,779)
Net loss before provision for income taxes	(2,743,206)	(708,100)
Provision for income taxes	—	—
Net loss	$(2,743,206)	$(708,100)

Net loss per share- basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding basic and diluted	81,823,866	46,702,836

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc
Condensed Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2018

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	64,437,163	$64,437	55,000	$55	$15,862,980	$(19,811,052)	$(3,883,580)

Stock based compensation	—	—	—	—	46,281	—	46,281
Issuance of common stock in acquisition of CureDM Group Holdings, LLC	25,000,000	25,000	—	—	1,225,000	—	1,250,000
Issuance of Series A Preferred Stock for cash	—	—	27,500	28	274,972	—	275,000
Conversion of convertible note payable and accrued interest into common stock	14,557,116	14,557	—	—	1,077,227	—	1,091,784
Issuance of common stock in exchange for consulting services	3,666,666	3,667	—	—	326,333	—	330,000
Reclassification of derivative liability	—	—	—	—	56,890	—	56,890
Net loss for the three months ended March 31, 2018	—	—	—	—	—	(2,743,206)	(2,743,206)

Balance, March 31, 2018 (unaudited)	107,660,945	$107,661	82,500	$83	$18,869,683	$(22,554,258)	$(3,576,831)

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(2,743,206)	$(708,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,406	17,126
Stock-based compensation	46,281	12,439
Amortization of discount on debt and deferred financing costs	286,313	383,341
Loss on extinguishment of debt	257,775	—
Change in fair value of warrant liability	1,228,703	10,046
Change in fair value of derivative liabilities	179,952	(40,126)
Issuance of common stock for consulting services	330,000	—
Changes in operating assets and liabilities:
Accounts receivable	(482)	4,420
Inventory	1,721	559
Prepaid expenses and other current assets	(2,999)	(9,622)
Accounts payable	63,072	30,203
Accrued expenses	101,911	5,767
Net cash used in operating activities	(210,553)	(293,947)

Cash flows from investing activities:
Purchase of equipment	—	(3,314)
Net cash on aquisition	3,592	—
Net cash used in investing activities	3,592	(3,314)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	275,000	—
Net cash provided by financing activities	275,000	—

Net increase (decrease) in cash and cash equivalents	68,039	(297,261)
Cash and cash equivalents, beginning of period	137,279	687,185
Cash and cash equivalents, end of period	$205,318	$389,924

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$7,136
Income taxes	$—	$—
Non-cash financing activities:
Conversion of convertible notes payable and accrued interest into common stock	$1,091,784	$—
Derivative liability associated with preferred stock	$226,833	$—
Issuance of common stock for the acquisition of CureDM Group Holdings LLC	$1,250,000	$—
Contingent liability shares and goodwill in acquisition of CureDM Groups Holdings LLC	$1,137,057	$—

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 shall be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Note 3

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry to address unmet medical needs in diabetes and inflammatory diseases. We have brought one product, SUGARDOWN®, to market and have begun to make initial sales. We are currently focused on the development of two additional drug products: BTI-320, a non-systemic, non-toxic, tablet for reduction of post-meal blood glucose in people living with diabetes that is fully developed, and IPOXYN, an injectable anti-necrosis, anti-hypoxia drug that we are currently developing. Due to the lack of adequate funding, the Company has not done any work with respect to IPOXYN to date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $22.5 million as of March 31, 2018 and used cash in operations of approximately $210,553 during the three months ended March 31, 2018. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $205,000 cash on hand at March 31, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. See Note 8. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company and its wholly-owned subsidiary, CureDM Group Holdings LLC (“CureDM”). All significant inter-company transactions are eliminated in consolidation.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement, whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured. No royalty revenue was recognized during the three month periods ended March 31, 2018 or 2017.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of March 31, 2018 and 2017.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three month period ended March 31, 2018 did not include 9,594,000, 46,179,669 and 40,406,713 for options, warrants and shares to be issued upon conversion of notes payable, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three month period ended March 31, 2017 did not include 60,227,273, and 12,094,000 and 28,404,669 for convertible notes payable and accrued interest, options and warrants, respectively, because of their anti-dilutive effect.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of March 31, 2018 and December 31, 2017, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Reclassification

Certain amounts in the March 31, 2017 financial statements have been reclassified to conform to the presentation used at March 31, 2018.

3.	ACQUISITION OF CUREDM

On February 12, 2018, the Company entered into a Contribution Agreement, with the members of CureDM Group Holdings, LLC, a limited liability company (“CureDM Group”), all of which except five are accredited investors (“CureDM Group Members”) pursuant to which the CureDM Group Members agreed to contribute 100% of the outstanding securities of CureDM Group in exchange for an aggregate of 47,741,140 shares of common stock of the Company (the “BTHE Contribution Shares”) of which 25,000,000 BTHE Contribution Shares were delivered at closing and 22,741,140 BTHE Contribution Shares (the “Milestone BTHE Shares”) shall be delivered in four equal tranches of 5,685,285 BTHE Contribution Shares each upon the achievement of specific milestone s (the “CureDM Group Contribution”). The closing of the CureDM Group Contribution occurred on February 12, 2018.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

A summary of consideration is as follows:

25,000,000 shares of the Company's common stock	$1,250,000
22,741,140 contingency shares of the Company’s common stock	1,137,057

Total consideration	$2,387,057

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Assets acquired:
Cash	$3,592
Property and equipment	273
Goodwill	2,313,277
Intangibles	234,122
Liabilities assumed:
Accounts payable and accrued expenses	(164,207)
Net assets acquired	$2,387,057

The purchase price allocation for the above acquisition is subject to further refinement as management completes its assessment of the valuation of certain assets and liabilities.

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired a portion of the cost of the acquired net assets equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired net assets over the sum of the amounts assigned to identifiable assets acquired as goodwill. (See Note 11)

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of CureDM had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented. (See Note 11)

	Three months ended, March 31, 2018	Three months ended, March 31, 2017

Total revenues	$9,236	$4,479
Net loss	(2,743,206)	(828,607)
Basic and diluted net earnings per common share	$(0.03)	$(0.01)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

4.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at March 31, 2018 and December 31, 2017, net of inventory reserves, were as follows:

	2018	2017
Raw materials	$33,055	$33,055
Finished goods	3,765	5,486
Total	$36,820	$38,541

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

5.	INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications, which were obtained through the acquisition of BTI in 2010, are being amortized on a straight-line basis over their estimated useful lives of 14 years. The BTI-420 technology and patent applications, which were obtained through the acquisition of CureDM in 2018, are being amortized on a straight-line basis over their estimated useful lives of 5 years.

Intangible assets consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
SUGARDOWN® technology and patent applications	$1,819,827	$900,000
Less accumulated amortization	(1,186,337)	(460,714)
Intangible assets, net	$633,490	$439,286

Amortization expense was $39,918 and $16,071 for the three months ended March 31, 2018 and 2017, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

Financial liabilities as of March 31, 2018 measured at fair value on a recurring basis are summarized below:

	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$336,013	$—	$—	$336,013
Warrant liability	2,554,736	—	—	2,554,736
Total	$2,890,749	$—	$—	$2,890,749

Financial liabilities as of December 31, 2017 measured at fair value on a recurring basis are summarized below:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$429,141	$—	$—	$429,141
Warrant liability	1,099,200	—	—	1,099,200
Total	$1,528,341	$—	$—	$1,528,341

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the three months ended March 31, 2018 and the year ended December 31, 2017:

Conversion option:

	March 31,	December 31,
	2018	2017
Common Stock Closing Price	$0.078	$0.04 to 0.07
Conversion Price per Share	$0.075 to 0.10	$0.075 to 0.10
Conversion Shares	7,666,666	21,666,667
Call Option Value	0.0395to 0.0556	0.0188 to 0.0568
Dividend Yield	0.00%	0.00%
Volatility	218.89%	208.82% to 214.34%
Risk-free Interest Rate	1.73% to 2.09%	1.03% to 1.76%
Term	0.37 to 1.07 years	0.62 to 2 years

Exercise option:

	March 31,	December 31,
	2018	2017
Common Stock Closing Price	$0.078	$0.04 to 0.075
Conversion Price per Share	$0.10 to 0.15	$0.10 to 0.15
Conversion Shares	29,000,000	29,000,000
Call Option Value	0.0454 to 0.0764	0.0375 to 0.0723
Dividend Yield	0.00%	0.00%
Volatility	218.89%	208.82 to 214.34%
Risk-free Interest Rate	2.33 to 2.56%	1.62 to 2.2%
Term	3.37 to 4.98 years	3.62 to 5 years

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the three months ended March 31, 2018:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2017	$429,141	$1,099,200
Aggregate amount of derivative instruments issued	—	226,833
Transferred in due to conversions	(273,080)	—
Change in fair value of derivative liabilities	179,952	1,228,703
Balance, March 31, 2018	$336,013	$2,554,736

7.	CONVERTIBLE NOTES PAYABLE

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

During the first three months of 2018, 20 investors converted their Convertible Debentures totaling $1,050,000 plus accrued interest of $41,784, into 14,557,116 shares of the Company’s common stock. Upon conversion, a loss on extinguishment was recorded in the amount of $257,775.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017, the Company amortized $275,841 and $197,260, respectively, of debt discount to operations as interest expense.

Convertible notes payable consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Principal balance	$697,700	$1,475,000
Debt discount	(77,450)	(189,175)
Deferred finance costs	(47,118)	(78,534)
Outstanding, net of debt discount	$573,132	$1,207,291

8.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 200,000,000 shares of its $0.001 par value common stock. During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000. The amendment went into effect September 7, 2013.

On January 9, 2018, the Company’s Board of Directors voted to approve an increase in authorized common stock from 200 million shares to 2 billion shares of the Company’s common stock. This increase was approved by the shareholders in the first quarter of 2018.

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of March 31, 2018, the Company has 82,500 shares of Series A Preferred Stock outstanding.

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

On February 2, 2018, the Company entered into Securities Purchase Agreements with four accredited investors. In connection with these agreements, the Company issued 27,500 shares of Series A Preferred Stock and warrants to acquire 5,500,000 shares of common stock in consideration of $275,000. The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 2,750,000 shares of the Company’s common stock. The Warrants shall be exercisable for a period of five years at an exercise price of $0.15 per share.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

The Company recognized the value attributable to the conversion feature of the issued warrants of $226,833 as a charge against additional paid in capital. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 6.

Common Stock

On February 16, 2018, the Company’s Board of Directors approved the issuance of 3,666,666 shares of the Company’s common stock to two consultants for services rendered amounting to $330,000.

During the first three months of 2018, 20 investors converted their Convertible Debenture totaling $1,050,000 plus accrued interest of $41,784, into 14,557,116 shares of the Company’s common stock.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of March 31, 2018, the Company had 46,179,669 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following table summarizes the Company’s common stock warrants activity for the three months ended March 31, 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of December 31, 2017	41,029,669	0.23	$—
Granted	5,500,000	0.15	—
Exercised	—	—	—
Forfeited/Canceled	(350,000)	1.00	—
Outstanding as of March 31, 2018	46,179,669	0.22	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.08 as of March 31, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

9.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of March 31, 2018 and December 31, 2017, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of March 31, 2018 and December 31, 2017, there were 13,344,000 and 9,344,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to ten years.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

On February 12, 2018, Loraine Upham was appointed as Chief Operating Officer. Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years.

On March 1, 2018 the Board of Directors approved a reduction in the exercise price of 6,000,000 stock options issued to the Company’s CEO on August 22, 2016. The First tranche of 2,000,000 will be exercisable at $0.10 per share and the second and third tranches of 2,000,000 will be exercisable at $0.15 per share. The remainder of the terms remain unchanged

No stock options were issued under either plan during the three months ended March 31, 2017.

The fair value of stock options granted and revaluation of non-employee consultant options for the three months ended March 31, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.3%
Expected dividend yield	0%
Volatility factor	217.6%
Expected life of option	5 years

The weighted-average fair value of stock options granted during the three months ended March 31, 2017 under the Black-Scholes option pricing model was $0.048. For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $46,281 and $12,439, respectively, in connection with share-based payment awards. As of March 31, 2018 and 2017, there was $334,179 and $219,756, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Shares	Exercise Price per Share		Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	9,594,000	$	0.10 – 1.21	$0.36
Granted	4,000,000		0.06 – 0.20	0.12
Exercised	—		—	—
Options forfeited/cancelled	—		—	—
Outstanding as of March 31, 2018	13,594,000	$	0.06 – 1.21	$0.29

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2018:

	Vested or Expected to Vest						Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.06	1,333,334	$0.06	4.88	$24,000	—	$0.06	4.88	$—
0.10	2,933,333	0.10	6.55	—	1,600,000	0.10	6.55	—
0.18	934,000	0.18	5.23	—	934,000	0.18	5.23	—
0.20	3,483,333	0.20	4.12	—	2,150,000	0.20	4.12	—
0.37	58,000	0.37	4.43	—	58,000	0.37	4.43	—
0.40	2,000,000	0.40	3.42	—	—	0.40	3.42	—
0.42	63,000	0.42	2.75	—	63,000	0.42	2.75	—
0.50	310,000	0.50	1.58	—	310,000	0.50	1.58	—
0.60	2,000,000	0.60	3.42	—	—	0.60	3.42	—
0.69	100,000	0.69	6.00	—	100,000	0.69	6.00	—
1.21	379,000	1.21	5.78	—	379,000	1.21	5.78	—
$0.06-1.21	13,594,000	$0.29	4.59	$24,000	5,594,000	$0.27	5.22	$—

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2018 and December 31, 2017:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2017	4,000,000	$0.50
Granted	4,000,000	0.12
Forfeited	—	—
Vested	—	—
Non-vested as of March 31, 2018	8,000,000	$0.31

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

The weighted-average remaining contractual life for options exercisable at March 31, 2018 is 5.22 years. At March 31, 2018 the Company has 4,156,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $24,000 at March 31, 2018. The aggregate intrinsic value of options exercised during the three months ended March 31, 2018 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises during the three months ended March 31, 2018 was $0 as no options were exercised.

10.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of March 31, 2018, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the three months ended March 31, 2018 or 2017.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of March 31, 2018 and December 31, 2017, $44,296 and $38,979, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $104,661 and $154,665 during the three month ended March 31, 2018 and 2017, respectively.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $23,560 during the three months ended March 31, 2018. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Principal balance	$1,402,000	$1,402,000
Debt discount	(256,610)	(384,857)
Outstanding, net of debt discount	$1,145,390	$1,017,143

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company recognized rent expense of $900 during the three months ended March 31, 2018 and 2017, respectively. There are no future minimum lease payments as of March 31, 2018.

The Company also leases office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110. The Company recognized rent expense of $427 during the three months ended March 31, 2018. There are no future minimum lease payments as of March 31, 2018.

On February 12, 2018, the Company entered into a Contribution Agreement , with the members of CureDM Group Holdings, LLC, a limited liability company (“CureDM Group”), all of which except five are accredited investors (“CureDM Group Members”) pursuant to which the CureDM Group Members agreed to contribute 100% of the outstanding securities of CureDM Group in exchange for an aggregate of 47,741,140 shares of common stock of the Company (the “BTHE Contribution Shares”) of which 25,000,000 BTHE Contribution Shares were delivered at closing and 22,741,140 BTHE Contribution Shares (the “Milestone BTHE Shares”) shall be delivered in four equal tranches of 5,685,285 BTHE Contribution Shares each upon the achievement of specific milestones (the “CureDM Group Contribution”). The closing of the CureDM Group Contribution occurred on February 12, 2018.

The Company believe the milestones noted above will be achieved and that the Milestone BTHE Shares will be issued. Therefore, the Company has established a contingent liability to recognize the shares expected to be issued. The basis for the contingent liability shares obligation is at $0.05 per share or $1,137,057 which is the fair value of the Company’s stock on the day of the closing. Contingent liability at March 31, 2018 is $1,137,057.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

On March 1, 2018 the Board of Directors approved a reduction in the exercise price of 6,000,000 stock options issued to the Company’s CEO on August 22, 2016. The First tranche of 2,000,000 will be exercisable at $0.10 per share and the second and third tranches of 2,000,000 will be exercisable at $0.15 per share. The remainder of the terms remain unchanged.

On February 12, 2018, Loraine Upham was appointed as Chief Operating Officer. The Company and Ms. Upham entered into an Executive Retention Agreement pursuant to which Ms. Upham was engaged as Chief Operating Officer with an annual salary of $200,000. However, Ms. Upham’s salary shall accrue until the Company has raised a minimum of $1,250,000. Ms. Upham is eligible for bonuses as determined by the Board of Directors. These include a bonus of $20,000 is to be paid upon the Company successfully raising $1,250,000 through the sale of equity; an annual performance bonus based on milestones related to clinical progress, partnering and fund raising success to be established by the Board of Directors or the Compensation Committee, if in existence on an annual basis. In addition, Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years.

12.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2018 through the date of the filing for possible disclosure and recognition in the financial statements.

On April 9, 2018, one of the 6% Convertible Notes Payable totaling $25,000 plus accrued interest have been converted into 348,840 shares of the Company’s common stock.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $205,000 cash on hand at March 31, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended March 31, 2018 compared to March 31, 2017

Revenue

Revenue for the three months ended March 31, 2018 was $9,236, an increase of $4,757 as compared to revenue of $4,479 for the three months ended March 31, 2017. The increase is attributable to the Company’s marketing and advertising campaigns through social media and radio advertisements.

Direct Expenses

Direct expenses related to revenue for the three months ended March 31, 2018 totaled $8,826 as compared to $8,933 for the three months ended March 31, 2017. Costs for fulfillment were higher in 2018 to cover the additional volume of units sold. The 2017 numbers include approximately $1,700 of freight costs related to inventory shipments to our Hong Kong partners and to our fulfillment company,

Research and Development

Research and development expense for the three months ended March 31, 2018 was $42,946, an increase of $1,239 as compared to $41,707 for the three months ended March 31, 2017. The 2018 expense includes approximately $24,000 of non-cash amortization expense related to patents acquired through the CureDM acquisition that occurred in 2018. The increase is offset by approximately $20,000 of expenses incurred in 2017 attributed to the Company conducting stability testing of BTI-320.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2018 was $6,968, a decrease of $6,545 as compared to $13,513 for the three months ended March 31, 2017. The decrease in 2018 is related to a change in the marketing and selling strategy of our Sugardown product. We changed from using an in-house consultant in 2017 to a third-party company to assist us with social media and advertising at a reduced rate. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended March 31, 2018 was $672,644, an increase of $436,997 as compared to $235,647 for the three months ended March 31, 2017. The 2018 numbers include a stock award to two consultants totaling $330,000. In addition, the Company accrued $50,000 related to the employment contract for the Company’s new COO who joined us through the CureDM acquisition. Also, in 2018 the Company recognized increased stock compensation costs of $29,626 related to stock options issued to the new COO. Finally, we recognized increased professional fees, including audit fees, related to the acquisition of CureDM. The Company currently has two employees, the CEO and the newly hired COO. Other than these two individuals, the remainder of the general and administrative tasks are performed by outside consultants.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018

As of March 31, 2018, we had cash of $205,318 and accounts payable and accrued expenses totaling $928,546. During the three months ended March 31, 2018, the Company used $210,553 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN. We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

See Note 2 Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

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

As disclosed in our annual report filing for the year ended December 31, 2017, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2018, the Company entered into Securities Purchase Agreements with four accredited investors. In connection with these agreements, the Company issued 27,500 shares of Series A Preferred Stock and warrants to acquire 5,500,000 shares of common stock in consideration of $275,000. The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 2,750,000 shares of the Company’s common stock. The Warrants shall be exercisable for a period of five years at an exercise price of $0.15 per share.

During the first three months of 2018, 20 investors converted their Convertible Debenture totaling $1,050,000 plus accrued interest of $41,784, into 14,557,116 shares of the Company’s common stock. The costs basis for the shares issued was $0.075 per share.

On April 9, 2018, one of the 6% Convertible Notes Payable totaling $25,000 plus accrued interest have been converted into 348,840 shares of the Company’s common stock.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2018 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: May 14, 2018	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer