Form 10-Q
period 2018-06-30
Boston Therapeutics, Inc.
filed 2018-08-14
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒           No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDEING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             Yes  ☐          No  ☐

 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Common Stock, $0.001 par value per share	109,775,629 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

Boston Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018
	(unaudited)	December 31, 2017
ASSETS
Cash and cash equivalents	$35,961	$137,279
Accounts receivable	588	588
Prepaid expenses and other current assets	1,078,809	214,539
Inventory, net	3,207	38,541
Total current assets	1,118,565	390,947

Property and equipment, net	2,944	3,565
Intangible assets, net	593,729	439,286
Goodwill	2,383,059	69,782
Total assets	$4,098,297	$903,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$481,444	$299,257
Accrued expenses and other current liabilities	912,171	352,526
Deferred revenue	104,782	104,782
Convertible note payable – related party, net of discount	1,273,145	1,017,143
Convertible note payable, net of discount	339,313	1,207,291
Notes payable – related parties	377,820	277,820
Note payable marketing agreement	450,000	—
Derivative liability	204,893	429,141
Total current liabilities	4,143,568	3,687,960

Warrant liability	2,433,660	1,099,200
Total liabilities	6,577,228	4,787,160

Contingent share liability (Note 11)	1,137,057	—

Stockholders’ deficit:
Series A preferred stock, 150,000 shares authorized, 82,500 and 55,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	83	55
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 108,359,447 and 64,437,163 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	108,359	64,437
Additional paid-in capital	18,961,445	15,862,980
Accumulated deficit	(22,685,875)	(19,811,052)
Total stockholders’ deficit	(3,615,988)	(3,883,580)

Total liabilities and stockholders’ deficit	$4,098,297	$903,580

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$8,166	$5,213	$17,402	$9,692

Operating expenses:
Direct expenses	45,946	7,159	54,772	16,092
Research and development	59,561	21,896	102,507	63,603
Sales and marketing	6,584	792	13,552	14,305
General and administrative	303,347	202,349	975,991	437,997
Total operating expenses	415,438	232,196	1,146,822	531,997

Operating loss	(407,272)	(226,983)	(1,129,420)	(522,305)

Other (expenses) income:
Interest expense	(220,243)	(490,561)	(543,455)	(902,004)
Financing costs	(31,416)	(31,416)	(62,832)	(62,832)
Gain on extinguishment of debt	263,618	—	5,843	—
Change in fair value of warrant liability	121,077	345,121	(1,107,626)	335,075
Change in fair value of derivative liability	142,619	514,370	(37,333)	554,496

Total other (expenses) income	275,655	337,514	(1,745,403)	(75,265)

Income (loss) before provision for income taxes	(131,617)	110,531	(2,874,823)	(597,570)

Provision of income taxes	—	—	—	—

Net income (loss)	$(131,617)	$110,531	$(2,874,823)	$(597,570)

Net income (loss) per share- basic and diluted	$(0.00)	$0.00	$(0.03)	$(0.01)

Weighted average shares outstanding basic and diluted	108,032,948	47,604,218	95,000,808	47,156,017

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statement of stockholders’ deficit

For the six months ended June 30, 2018

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Stockholdrs’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2017	55,000	$55	64,437,163	$64,437	$15,862,980	$(19,811,052)	$(3,883,580)

Stock based compensation	—	—	—	—	98,396	—	98,396
Issuance of common stock in acquisition of CureDM Group Holdings LLC	—	—	25,000,000	25,000	1,225,000	—	1,250,000
Issuance of Series A Preferred stock for cash	27,500	28	—	—	274,972	—	275,000
Conversion of convertible notes payable and accrued interest into common stock	—	—	15,255,618	15,255	1,128,917	—	1,144,172
Issuance of common stock in exchange for consulting services	—	—	3,666,666	3,667	326,333	—	330,000
Reclassification of derivative liability	—	—	—	—	44,847	—	44,847
Net loss for the six months ended June 30, 2018	—	—	—	—	—	(2,874,823)	(2,874,823)

Balance, June 30, 2018 (unaudited)	82,500	$83	108,359,447	$108,359	$18,961,445	$(22,685,875)	$(3,615,988)

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,874,823)	$(597,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,573	33,904
Stock-based compensation	98,396	24,878
Issuance of common stock for consulting services	330,000	—
Change in fair value of warrant liability	1,107,626	(335,075)
Change in fair value of derivative liability	37,333	(554,496)
Provision for inventory obsolescence	31,752	—
Amortization of debt discount and deferred financing costs	493,867	827,945
Gain on extinguishment of debt	(5,843)	—
Changes in operating assets and liabilities:
Accounts receivable	—	4,138
Inventory	3,582	1,341
Prepaid expenses and other current assets	(14,270)	(233,890)
Accounts payable	17,980	(22,803)
Accrued expenses	213,917	104,380
Net cash used in operating activities	(479,910)	(747,248)

Cash flows from investing activities:
Purchase of property and equipment	—	(3,314)
Net cash from CureDM acquisition	3,592	—
Net cash provided by (used in) investing activities	3,592	(3,314)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	—	200,000
Repayment of notes payable to related party	—	(4,957)
Proceeds from issuance of note payable to related party	100,000
Proceeds from issuance of preferred stock	275,000	—
Net cash provided by financing activities	375,000	195,043

Net decrease in cash and cash equivalents	(101,318)	(555,519)
Cash and cash equivalents, beginning of year	137,279	687,185
Cash and cash equivalents, end of year	$35,961	$131,666

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of convertible notes payable and accrued interest into common stock	$1,144,172	$77,873
Derivative liability associated with convertible note payable	$44,847	$186,939
Issuance of common stock for the acquisition of CureDM Group Holdings LLC	$1,250,000	$—
Contingent share liability and goodwill in acquisition of CureDM Group Holdings LLC	$1,137,057	$—
Derivative liability associated with issuance of preferred stock	$226,833	$—
Note payable and accrued expenses for prepaid marketing	$850,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $23 million as of June 30, 2018 and used cash in operations of approximately $480,000 during the six months ended June 30, 2018. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $36,000 cash on hand at June 30, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. See Note 8. During the second quarter of 2018, the Company issued a note payable to a related party for $100,000. See Note 10. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company and its wholly-owned subsidiary, CureDM Group Holdings LLC (“CureDM”) From the date of acquisition. All significant inter-company transactions are eliminated in consolidation.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement, whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured. No royalty revenue was recognized during the three or six month periods ended June 30, 2018 or 2017.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of June 30, 2018 and 2017.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three and six month periods ended June 30, 2018 did not include 9,594,000, 46,179,669 and 36,776,000 for options, warrants and shares to be issued upon conversion of notes payable including accrued interest, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and six month periods ended June 30, 2017 did not include 12,094,000, 30,404,669 and 61,964,873 for options, warrants and convertible notes payable including accrued interest, respectively, because of their anti-dilutive effect.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of June 30, 2018 and December 31, 2017, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Reclassification

Certain amounts in the June 30, 2017 financial statements have been reclassified to conform to the presentation used at June 30, 2018.

3.	ACQUISITION OF CUREDM

On February 12, 2018, the Company entered into a Contribution Agreement with the members of CureDM Group Holdings, LLC, a limited liability company (“CureDM Group”), all of which except five are accredited investors (“CureDM Group Members”) pursuant to which the CureDM Group Members agreed to contribute 100% of the outstanding securities of CureDM Group in exchange for an aggregate of 47,741,140 shares of common stock of the Company (the “BTHE Contribution Shares”) of which 25,000,000 BTHE Contribution Shares were delivered at closing and 22,741,140 BTHE Contribution Shares (the “Milestone BTHE Shares”) shall be delivered in four equal tranches of 5,685,285 BTHE Contribution Shares each upon the achievement of specific milestone s (the “CureDM Group Contribution”).  The closing of the CureDM Group Contribution occurred on February 12, 2018.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

A summary of consideration is as follows:

25,000,000 shares of the Company’s common stock	$1,250,000
22,741,140 contingency shares of the Company’s common stock	1,137,057

Total consideration	$2,387,057

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Assets acquired:
Cash	$3,592
Property and equipment	273
Goodwill	2,313,277
Intangibles	234,122
Liabilities assumed:
Accounts payable and accrued expenses	(164,207)
Net assets acquired	$2,387,057

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

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations. See Note 11.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of CureDM had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the period presented.

	Six months ended June 30, 2018	Six months ended, June 30, 2017
Total revenues	$17,402	$9,692
Net loss	(2,874,823)	(807,890)
Basic and diluted net earnings per common share	$(0.03)	$(0.00)

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

For the Three and Six Months Ended June 30, 2018 and 2017

4.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at June 30, 2018 and December 31, 2017, net of inventory reserves, were as follows:

	2018	2017
Raw materials	$—	$33,055
Finished goods	3,207	5,486
Total	$3,207	$38,541

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

Intangible assets consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
SUGARDOWN® technology and patent applications	$1,819,827	$900,000
Less accumulated amortization	(1,226,098)	(460,714)
Intangible assets, net	$593,729	$439,286

Amortization expense was $39,761 and $16,071 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense was $79,679 and $32,142 for the six months ended June 30, 2018 and 2017, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

Financial liabilities as of June 30, 2018 measured at fair value on a recurring basis are summarized below:

	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$204,893	$—	$—	$204,893
Warrant liability	2,433,660	—	—	2,433,660
Total	$2,638,553	$—	$—	$2,638,553

Financial liabilities as of December 31, 2017 measured at fair value on a recurring basis are summarized below:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$429,141	$—	$—	$429,141
Warrant liability	1,099,200	—	—	1,099,200
Total	$1,528,341	$—	$—	$1,528,341

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and six Months Ended June 30, 2018 and 2017

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the six months ended June 30, 2018 and the year ended December 31, 2017:

Conversion option:

	June 30, 2018	December 31, 2017
Common Stock Closing Price	$0.075	$0.04 to 0.07
Conversion Price per Share	$0.075 to 0.10	$0.075 to 0.10
Conversion Shares	7,000,000	21,666,667
Call Option Value	0.022 to 0.047	0.0188 to 0.0568
Dividend Yield	0.00%	0.00%
Volatility	217.73%	208.82% to 214.34%
Risk-free Interest Rate	1.77% to 2.33%	1.03% to 1.76%
Term	0.12 to 0.82 years	0.62 to 2 years

Exercise option:

	June 30, 2018	December 31, 2017
Common Stock Closing Price	$0.075	$0.04 to 0.075
Conversion Price per Share	$0.10 to 0.15	$0.10 to 0.15
Conversion Shares	34,000,000	29,000,000
Call Option Value	0.070 to 0.073	0.0375 to 0.0723
Dividend Yield	0.00%	0.00%
Volatility	215.94 to 217.73%	208.82 to 214.34%
Risk-free Interest Rate	2.63 to 2.73%	1.62 to 2.2%
Term	3.12 to 5 years	3.62 to 5 years

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the six months ended June 30, 2018:

	Debt Derivative	Warrant Liability
Balance, December 31, 2017	$429,141	$1,099,200
Aggregate amount of derivative instruments issued	—	226,833
Transferred in due to conversions	(261,581)	—
Change in fair value of derivative liabilities	37,333	1,107,627
Balance, June 30, 2018	$204,893	$2,433,660

7.	CONVERTIBLE NOTES PAYABLE

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

During the first six months of 2018, 26 investors converted their Convertible Debentures totaling $1,100,000 plus accrued interest of $44,172, into 15,255,618 shares of the Company’s common stock. Upon conversion, a gain on extinguishment was recorded in the amount of $5,843.

For the six months ended June 30, 2018 and 2017, the Company amortized $431,035 and $394,520, respectively, of debt discount to operations as interest expense. For the three months ended June 30, 2018 and 2017, the Company amortized $155,194 and $197,260, respectively, of debt discount to operations as interest expense.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Convertible notes payable consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Principal balance	$375,000	$1,475,000
Debt discount	(19,985)	(189,175)
Deferred finance costs	(15,702)	(78,534)
Outstanding, net of debt discount	$339,313	$1,207,291

8.	MARKETING AGREEMENT

On June 26, 2018, the Company entered into a License Agreement with Level Brands, Inc. (NYSE: LEVB), an innovative licensing, marketing and brand management company with a focus on lifestyle-based products which includes an exclusive license to the kathy ireland® Health & Wellness™ brand. Under the terms of the License Agreement, the Company received a non-exclusive, non-transferrable license to use the kathy ireland Health & Wellness™ trademark in the marketing, development, manufacture, sale and distribution of the Sugardown® product domestically and internationally. The initial term of the License Agreement is seven years, with an automatic two-year extension unless either party notifies the other of non-renewal at least 90 days prior to the end of the then current term. Level Brands has agreed to use its commercially reasonable efforts to perform certain promotional obligations, including: (i) producing four branded videos to promote the licensed product and/or the Company; (ii) creation of an electronic press kit; (iii) making their media and marketing teams available for use in creating the video content for which the Company will separately compensate; and (iv) curate social media posts in multiple social media channels.

As compensation, the Company will provide Level Brands with the following:

●	A marketing fee of $850,000, for development of video content and an electronic press kit which will be used ongoing to support product marketing. This fee is paid with a promissory note of $450,000 and a number of shares of stock of the Company valued at $400,000, based on the closing price on the day prior to the effective date;
●	Quarterly fees for the first two years of up to $100,000 and issuance of 100,000 shares each quarter, based on sales volumes. The Company has the right to make all the stock payments in cash; and
●	a royalty of 5% of the gross licensed marks sales up to $10,000,000, 7.5% royalty on sales from $10,000,000 to $50,000,0000 and 10% on sales over $50,000,000, payable monthly as well as a 1% of all revenue for all Company products as of the date hereof.

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at June 30, 2018 totaled $493.

8.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 2,000,000,000 shares of its $0.001 par value common stock. During the year ended December 31, 2013, the Company amended its certificate of incorporation to increase the number of common shares from 100,000,000 to 200,000,000. The amendment went into effect September 7, 2013.

On January 9, 2018, the Company’s Board of Directors voted to approve an increase in authorized common stock from 200 million shares to 2 billion shares of the Company’s common stock. This increase was approved by the shareholders in the first quarter of 2018.

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of June 30, 2018, the Company has 82,500 shares of Series A Preferred Stock outstanding.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

During the first six months of 2018, 26 investors converted their Convertible Debenture totaling $1,100,000 plus accrued interest of $44,172, into 15,255,618 shares of the Company’s common stock.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of June 30, 2018, the Company had 46,179,669 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following table summarizes the Company’s common stock warrants activity for the six months ended June 30, 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	41,029,669	$0.23	$—
Granted	5,500,000	0.15	—
Exercised	—	—	—
Forfeited/Canceled	(350,000)	1.00	—
Outstanding as of June 30, 2018	46,179,669	$0.22	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.08 as June 30, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

9.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of June 30, 2018, and December 31, 2017, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of June 30, 2018 and December 31, 2017, there were 13,344,000 and 9,344,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to ten years.

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

On March 1, 2018 the Board of Directors approved a reduction in the exercise price of 6,000,000 stock options issued to the Company’s CEO on August 22, 2016. The First tranche of 2,000,000 will be exercisable at $0.10 per share and the second and third tranches of 2,000,000 will be exercisable at $0.15 per share. The remainder of the terms remain unchanged

No stock options were issued under either plan during the six months ended June 30, 2017.

The fair value of stock options granted and revaluation of non-employee consultant options for the six months ended June 30, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.3%
Expected dividend yield	0%
Volatility factor	217.6%
Expected life of option	5 years

For the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense of $52,115 and $98,396, respectively, in connection with share-based payment awards. For the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense of $12,439 and $24,878, respectively, in connection with share-based payment awards. As of June 30, 2018 and 2017, there was $306,660 and $207,317, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.36
Granted	4,000,000	0.06 – 0.20	0.12
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of June 30, 2018	13,594,000	$0.06 – 1.21	$0.29

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The following table summarizes information about stock options that are vested or expected to vest at June 30 2018:

	Vested or Expected to Vest						Exercisable Options

Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.06	1,333,334	$0.06	4.63	$20,000	—	$0.06	4.63	$—
0.10	2,933,333	0.10	6.25	—	1,600,000	0.10	6.25	—
0.18	934,000	0.18	5.00	—	934,000	0.18	5.00	—
0.20	3,483,333	0.20	3.87	—	2,150,000	0.20	3.87	—
0.37	58,000	0.37	4.18	—	58,000	0.37	4.18	—
0.40	2,000,000	0.40	3.17	—	—	0.40	3.17	—
0.42	63,000	0.42	2.50	—	63,000	0.42	2.50	—
0.50	310,000	0.50	1.33	—	310,000	0.50	1.33	—
0.60	2,000,000	0.60	3.17	—	—	0.60	3.17	—
0.69	100,000	0.69	5.75	—	100,000	0.69	5.75	—
1.21	379,000	1.21	5.50	—	379,000	1.21	5.50	—
$0.06-1.21	13,594,000	$0.29	4.34	$20,000	5,594,000	$0.27	4.97	$—

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2018 and December 31, 2017:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2017	4,000,000	$0.50
Granted	4,000,000	0.12
Forfeited	—	—
Vested	(4,000,000)	0.50
Non-vested as of June 30, 2018	4,000,000	$0.12

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

The weighted-average remaining contractual life for options exercisable at June 30, 2018 is 4.97 years. At June 30, 2018 the Company has 4,156,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at June 30, 2018. The aggregate intrinsic value of all options granted at June 30, 2018 was $20,000.

10.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates.  Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of June 30, 2018, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the six months ended June 30, 2018 or 2017.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of June 30, 2018 and December 31, 2017, $49,151 and $38,979, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $104,661 and $209,322 during the three and six months ended June 30, 2018, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $154,665 and $309,330 during the three and six months ended June 30, 2017, respectively.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $23,120 and $46,680 during the three and six months ended June 30, 2018. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $16,645 during the three and six months ended June 30, 2017. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

Convertible notes payable – related party consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Principal balance	$1,402,000	$1,402,000
Debt discount	(128,855)	(384,857)
Outstanding, net of debt discount	$1,273,145	$1,017,143

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned equally by Carl W. Rausch, the Company’s CEO and a director, and Conroy Chi-Heng Cheng, a director of the Company. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. Interest accrues on the WTE2 Note at the rate of 10.0% per annum. Accrued interest at June 30, 2018 totaled $493.

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company recognized rent expense of $900 and $1,800 during the three and six months ended June 30, 2018 and 2017, respectively.

The Company also leases office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110. The Company recognized rent expense of $1,741 and $2,169 during the three and six months ended June 30, 2018.

Contingent share liability

On February 12, 2018, the Company entered into a Contribution Agreement with the members of CureDM Group Holdings, LLC, a limited liability company (“CureDM Group”), all of which except five are accredited investors (“CureDM Group Members”) pursuant to which the CureDM Group Members agreed to contribute 100% of the outstanding securities of CureDM Group in exchange for an aggregate of 47,741,140 shares of common stock of the Company (the “BTHE Contribution Shares”) of which 25,000,000 BTHE Contribution Shares were delivered at closing and 22,741,140 BTHE Contribution Shares (the “Milestone BTHE Shares”) shall be delivered in four equal tranches of 5,685,285 BTHE Contribution Shares each upon the achievement of specific milestones (the “CureDM Group Contribution”). The closing of the CureDM Group Contribution occurred on February 12, 2018.

Under the agreement, BTI was to use its best efforts to secure a binding commitment to close an equity financing with net proceeds of at least $1,000,000 within 180 days after the closing date. The use of the equity financing proceeds would be designated as working capital for at least, but not limited to the synthesis of HIP2B clinical material. In the event the equity financing is not closed by the required date, then, if both BTI and CureDM, Inc. mutually agree, (i) this Acquisition Agreement will then be null and void and have no further force and effect and all other rights and liabilities of the parties will terminate without any liability of any party to any other party and (ii) each party shall have released the other party. Further, if such event occurs, the CureDM Members will return all shares to BTI for cancellation.

Subsequent to June 30, 2018, the 180 day time period elapsed and the Company did not raise the required funding. The two Companies have agreed to keep working toward a successful closing and are negotiating a new expiration date.

The Company believe the milestones noted above will be achieved and that the Milestone BTHE Shares will be issued. Therefore, the Company has established a contingent liability to recognize the shares expected to be issued. The basis for the contingent liability shares obligation is at $0.05 per share or $1,137,057 which is the fair value of the Company’s stock on the day of the closing. Contingent share liability at June 30, 2018 is $1,137,057.

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

The Company has evaluated events and transactions that occurred from June 30, 2018 through the date of the filing for possible disclosure and recognition in the financial statements.

On July 13, 2018, two of the 6% Convertible Notes Payable totaling $100,000 plus accrued interest have been converted into 1,416,182 shares of the Company’s common stock.

On July 16, 2018, the Company and CJY Holdings Ltd, a related party, agreed to extend the expiration date of a Warrant dated July 23, 2013 to purchase 3,333,320 shares of the Company’s common stock held by CJY Holdings Ltd. until July 23, 2023.

On August 13, 2018, one of the 6% Convertible Notes Payable totaling $25,000 plus accrued interest was converted into 355,744 shares of the Company’s common stock. The Shares of Common Stock had not yet been issued at the time of the filing of the Form 10-Q.

On August 14, 2018, one of the 6% Convertible Note holders agreed to extend the maturity date of the note payable totalling $200,000 to August 12, 2019. The Company will continue to pay interest under the note through the extended maturity date.

On August 14, 2018, one of the 6% Convertible Note holders agreed to extend the maturity date of the note payable totalling $50,000 to August 12, 2019. The Company will continue to pay interest under the note through the extended maturity date. In addition the note holder was granted a warrant to purchase 375,000 shares of the Company’s common stock at $0.075 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $36,000 cash on hand at June 30, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, the company issued a note payable to a related party for $100,000. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended June 30, 2018 compared to June 30, 2017

Revenue

Revenue for the three months ended June 30, 2018 was $8,166 an increase of $2,953 as compared to revenue of $5,213 for the three months ended June 30, 2017.  The increase is primarily related to the Company’s new selling and marketing strategy and the use of a third party with social media and radio advertising. The Company has recently signed a contract with a national marketing company to help sell Sugardown. The agreement was signed late in the second quarter of 2018. The Company expects results from this contract in the fourth quarter of 2018.

Direct Expenses

Direct expenses related to revenue for the three months ended June 30, 2018 totaled $45,946 as compared to $7,159 for the three months ended June 30, 2017.  The increase in 2018 is primarily related to the Company disposing of its raw material inventory totaling $31,752 during the second quarter due to its expiration. Costs for fulfillment were higher in 2018 to cover the additional volume of units sold. The 2017 numbers include approximately $1,700 of freight costs related to inventory shipments to our Hong Kong partners and to our fulfillment company.

Research and Development

Research and development expense for the three months ended June 30, 2018 was $59,561, an increase of $37,665 as compared to $21,896 for the three months ended June 30, 2017.  The majority of the research and development expenses in both years is from non-cash amortization of the intangible assets. The increase in 2018 is the result of the acquisition of CureDM in 2018 and the amortization related to the acquired patents.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2018 was $6,584, an increase of $5,792 as compared to $792 for the three months ended June 30, 2017. The increase in 2017 is due to the Company changing its selling and marketing strategy of our Sugardown product. We changed from using an in-house consultant in 2017 to a third-party company to assist us with social media and advertising at a reduced rate. The Company had no marketing effort during the second quarter of 2017. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended June 30, 2018 was $303,347, an increase of $100,998 as compared to $202,349 for the three months ended June 30, 2017.  The Company has one full time employee and is otherwise maintained by outside consultants. The increase costs in 2018 are from accrued payroll costs of $50,000 to our new COO hired as a result of our acquisition of CureDM. These fees will be paid upon adequate fund raised by the Company according to the CureDM purchase agreement. The Company also had increased costs for non-cash stock compensation of approximately $30,000 related to stock options issued to our new COO during Q1 2018 and also due to a revaluation of options issued to our CEO that were re-priced during the first quarter of 2018.

Other (Expenses) Income

Total other income was $275,655 for the three months ended June 30, 2018 representing a decrease of $61,859 as compared to $337,514 for the three months ended June 30, 2017. Interest expense decreased by approximately $270,000 for the three months ended June 30, 2018. This was due to the significant number of debt conversions that took place during the late first quarter of 2018. Also during the second quarter of 2018, the Company recognized gains of $263,618 due to the early extinguishment of its debt due to the conversions. The Company also recognized gains of $121,077 and $142,619 from the change in the valuations of it warrant and derivative liabilities, respectively during the three months ended June 30, 2018. For the three months ended June 30, 2017, the Company had gains of $341,121 and $514,370 from the change in the valuations of it warrant and derivative liabilities, respectively.

Six Months Ended June 30, 2017 compared to June 30, 2016

Revenue

Revenue for the six months ended June 30, 2018 was $17,402, an increase of $7,710 as compared to revenue of $9,692 for the six months ended June 30, 2017.  The increase is primarily related to the Company’s new selling and marketing strategy and the use of a third party with social media and radio advertising. The Company has recently signed a contract with a national marketing company to help sell Sugardown. The agreement was signed late in the second quarter of 2018. The Company expects results from this contract in the fourth quarter of 2018.

Direct Expenses

Direct expenses related to revenue for the six months ended June 30, 2018 totaled $54,772 as compared to $16,092 for the six months ended June 30, 2018.  The increase in 2018 is primarily related to the Company disposing of its raw material inventory totaling $31,752 during the second quarter due to its expiration. Costs for fulfillment were higher in 2018 to cover the additional volume of units sold.

Research and Development

Research and development expense for the six months ended June 30, 2018 was $102,507, an increase of $38,904 as compared to $63,603 for the six months ended June 30, 2017.  The majority of the research and development expenses in both years is from non-cash amortization of the intangible assets. The increase in 2018 is the result of the acquisition of CureDM in 2018 and the amortization related to the acquired patents.

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2018 was $13,552, a decrease of $753 as compared to $14,305 for the six months ended June 30, 2017. The decrease in 2018 is related to a change in the marketing and selling strategy of our Sugardown product. We changed from using an in-house consultant in 2017 to a third-party company to assist us with social media and advertising at a reduced rate. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the six months ended June 30, 2018 was $975,991, an increase of $537,994 as compared to $437,997 for the six months ended June 30, 2017.  The 2018 numbers include a stock award to two consultants totaling $330,000. The increase costs in 2018 are from accrued payroll costs of $100,000 to our new COO hired as a result of our acquisition of CureDM. These fees will be paid upon adequate fund raised by the Company according to the CureDM purchase agreement. The Company also had increased costs for non-cash stock compensation of approximately $73,000 related to stock options issued to our new COO during Q1 2018 and also due to a revaluation of options issued to our CEO that were re-priced during the first quarter of 2018.

Other (Expenses) Income

Total other expense was $1,745,403 for the six months ended June 30, 2018 representing an increase of $1,670,138 as compared to $75,265 for the six months ended June 30, 2017. Interest expense decreased by approximately $360,000 for the three months ended June 30, 2018. This was due to the significant number of debt conversions that took place during 2018. Also during the first six months of 2018, the Company recognized gains of $5,843 due to the early extinguishment of its debt due to the conversions. The Company also recognized losses of $1,107,626 and $37,333 from the change in the valuations of it warrant and derivative liabilities, respectively during the six months ended June 30, 2018. For the six months ended June 30, 2017, the Company had gains of $335,075 and $554,496 from the change in the valuations of it warrant and derivative liabilities, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had cash of approximately $36,000 and accounts payable and accrued expenses totaling approximately $1,394,000. During the six months ended June 30, 2018, the Company used approximately$480,000 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN.  We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN.  Management is currently seeking additional capital through private placements and public offerings of its common stock.  In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, the Company issued a note payable to a related party for $100,000. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first six months of 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first six months of 2018, 26 investors converted their Convertible Debenture totaling $1,100,000 plus accrued interest of $44,172, into 15,255,618 shares of the Company’s common stock.

On July 13, 2018, two of the 6% Convertible Notes Payable totaling $100,000 plus accrued interest have been converted into 1,416,182 shares of the Company’s common stock.

On August 13, 2018, one of the 6% Convertible Notes Payable totaling $25,000 plus accrued interest was converted into 355,744 of the Company’s common stock. The Shares of Common Stock had not yet been issued at the time of the filing of the Form 10-Q.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2018 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed  Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August 14, 2018	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer