Form 10-Q
period 2018-09-30
Boston Therapeutics, Inc.
filed 2018-11-14
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common Stock, $0.001 par value per share	110,131,373 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

Boston therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$310,953	$137,279
Accounts receivable	635	588
Prepaid expenses and other current assets	1,039,378	214,539
Inventory, net	1,914	38,541
Total current assets	1,352,880	390,947

Property and equipment, net	2,538	3,565
Intangible assets, net	554,153	439,286
Goodwill	2,383,059	69,782
Total assets	$4,292,630	$903,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$524,486	$299,257
Accrued expenses and other current liabilities	1,115,011	352,526
Deferred revenue	104,782	104,782
Convertible note payable – related party, net of discount	1,348,574	1,017,143
Convertible note payable, net of discount	250,000	1,207,291
Notes payable – related parties	683,757	277,820
Note payable marketing agreement	450,000	—
Derivative liability	109,605	429,141
Total current liabilities	4,586,215	3,687,960

Warrant liability	1,257,657	1,099,200
Total liabilities	5,843,872	4,787,160

Contingent share liability (Note 11)	1,137,057	—

Stockholders’ deficit:
Series A preferred stock, 150,000 shares authorized, 82,500 and 55,000 shares
issued and outstanding at September 30, 2018 and December 31, 2017, respectively	83	55
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
110,131,373 and 64,437,163 shares issued and outstanding
at September 30, 2018 and December 31, 2017, respectively	110,131	64,437
Additional paid-in capital	19,122,748	15,862,980
Accumulated deficit	(21,921,261)	(19,811,052)
Total stockholders’ deficit	(2,688,299)	(3,883,580)

Total liabilities and stockholders’ deficit	$4,292,630	$903,580

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue	$7,790	$4,400	$25,192	$14,092

Operating expenses:
Direct expenses	6,291	17,783	61,063	33,875
Research and development	39,576	17,639	142,083	81,242
Sales and marketing	32,757	3,301	46,309	17,606
General and administrative	283,626	260,605	1,259,617	698,602
Total operating expenses	362,250	299,328	1,509,072	831,325

Operating loss	(354,460)	(294,928)	(1,483,880)	(817,233)

Other (expenses) income:
Interest expense	(165,246)	(462,413)	(708,701)	(1,364,417)
Financing costs	(15,702)	(31,416)	(78,534)	(94,248)
Gain (Loss) on extinguishment of debt	(3,469)	—	2,374	—
Change in fair value of warrant liability	1,176,003	(163,891)	68,377	171,184
Change in fair value of derivative liability	127,488	(18,961)	90,155	535,535

Total other (expenses) income	1,119,074	(676,681)	(626,329)	(751,946)

Income (loss) before provision for income taxes	764,614	(971,609)	(2,110,209)	(1,569,179)

Provision of income taxes	—	—	—	—

Net income (loss)	$764,614	$(971,609)	$(2,110,209)	$(1,569,179)

Net income (loss) per share- basic and diluted	$0.01	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding basic and diluted	109,614,627	48,336,915	99,925,611	47,557,779

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the nine months ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Stockholdrs’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2017	55,000	$55	64,437,163	$64,437	$15,862,980	$(19,811,052)	$(3,883,580)

Stock based compensation	—	—	—	—	141,686	—	141,686
Issuance of common stock in acquisition of CureDM Group Holdings LLC	—	—	25,000,000	25,000	1,225,000	—	1,250,000
Issuance of Series A Preferred stock for cash	27,500	28	—	—	274,972	—	275,000
Conversion of convertible notes payable and accrued interest into common stock	—	—	17,027,544	17,027	1,260,039	—	1,277,066
Issuance of common stock in exchange for consulting services	—	—	3,666,666	3,667	326,333	—	330,000
Issuance of warrants to purchase capital stock in exchange for extension of note payable	—	—	—	—	21,121	—	21,121
Reclassification of derivative liability	—	—	—	—	10,617	—	10,617
Net loss for the nine months ended September 30, 2018	—	—	—	—	—	(2,110,209)	(2,110,209)

Balance, June 30, 2018 (unaudited)	82,500	$83	110,131,373	$110,131	$19,122,748	$(21,921,261)	$(2,382,362)

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,110,209)	$(1,569,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,555	50,415
Stock-based compensation	141,686	37,317
Issuance of common stock for consulting services	330,000	—
Warrants issued in exchange for extension of note payable	21,121	—
Change in fair value of warrant liability	(68,377)	(171,184)
Change in fair value of derivative liability	(90,155)	(535,535)
Provision for inventory obsolescence	31,752	9,338
Amortization of debt discount and deferred financing costs	601,514	1,250,980
Gain on extinguishment of debt	(2,374)	—
Changes in operating assets and liabilities:
Accounts receivable	(47)	4,138
Inventory	4,875	4,214
Prepaid expenses and other current assets	25,161	(236,750)
Accounts payable	61,022	(48,807)
Accrued expenses	422,621	184,377
Net cash used in operating activities	(510,855)	(1,020,676)

Cash flows from investing activities:
Purchase of property and equipment	—	(3,314)
Net cash from CureDM acquisition	3,592	—
Net cash provided by (used in) investing activities	3,592	(3,314)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable (net of issuance discounts and fees)	—	200,000
Repayment of notes payable to related party	—	(16,288)
Proceeds from issuance of note payable to related parties	405,937	—
Proceeds from issuance of preferred stock	275,000	450,000
Net cash provided by financing activities	680,937	633,712

Net increase (decrease) in cash and cash equivalents	173,674	(390,278)
Cash and cash equivalents, beginning of year	137,279	687,185
Cash and cash equivalents, end of year	$310,953	$296,907

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$7,699
Income taxes	$—	$—

Non-cash financing activities:
Conversion of convertible notes payable and accrued interest into common stock	$1,277,066	$198,781
Derivative liability associated with convertible note payable	$10,617	$454,154
Issuance of common stock for the acquisition of CureDM Group Holdings LLC	$1,250,000	$—
Contingent share liability and goodwill in acquisition of CureDM Group Holdings LLC	$1,137,057	$—
Derivative liability associated with issuance of preferred stock	$226,833	$—
Note payable and accrued expenses for prepaid marketing	$850,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 shall be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Note 3

The Company’s primary business is the development, manufacture and commercialization of therapeutic drugs with a focus on complex carbohydrate chemistry to address unmet medical needs in diabetes and inflammatory diseases. We have brought one product, SUGARDOWN®, to market and have begun to make initial sales. We are currently focused on the development of two additional drug products: BTI-320, a non- systemic, non-toxic, tablet for reduction of post-meal blood glucose in people living with diabetes that is fully developed, and IPOXYN, an injectable anti-necrosis, anti-hypoxia drug that we are currently developing. Due to the lack of adequate funding, the Company has not done any work with respect to IPOXYN to date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $21.9 million as of September 30, 2018 and used cash in operations of approximately $511,000 during the nine months ended September 30, 2018. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $311,000 cash on hand at September 30, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. See Note 8. During the second quarter of 2018, the Company issued a note payable to a related party for $100,000. See Note 10. At the end of the third quarter of 2018, the Company approved a Private Placement Memorandum in an effort to raise additional funds. Also at the end of the third quarter, the Company issued a note payable to CJY Holdings, Ltd, a related party, for $305,937. Also, in the fourth quarter of 2018, the Company has increased the amount of the note payable to the related party noted above to $159,500. Management anticipates that cash resources will be sufficient to fund our planned operations into the fourth quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement, whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. Revenue is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the product is shipped and collectability is reasonably assured. No royalty revenue was recognized during the three or nine month periods ended September 30, 2018 or 2017.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of September 30, 2018 and December 31, 2017.

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

The Company performed its impairment review of goodwill for the year ended December 31, 2017 and concluded that no impairment existed.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three and nine month periods ended September 30, 2018 did not include 13,594,000, 38,999,990 and 35,698,950 for options, warrants and shares to be issued upon conversion of notes payable including accrued interest, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine month periods ended September 30, 2017 did not include 12,094,000, 39,404,669 and 64,624,013 for options, warrants and convertible notes payable including accrued interest, respectively, because of their anti-dilutive effect.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of September 30, 2018 and December 31, 2017, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt and warrant derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Stock-Based Compensation

Stock–based compensation, including grants of employee and non-employee stock options and modifications to existing stock options, is recognized in the income statement based on the estimated fair value of the awards. The Company recognizes the compensation cost of share- based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

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

Reclassification

Certain amounts in the September 30, 2017 financial statements have been reclassified to conform to the presentation used at September 30, 2018.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

	Nine months ended September 30, 2018	Nine months ended, September 30, 2017
Total revenues	$25,192	$14,092
Net loss	$(2,110,209)	$(1,965,493)
Basic and diluted net earnings per common share	$(0.02)	$(0.04)

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

For the Three and Nine Months Ended September 30, 2018 and 2017

4.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at September 30, 2018 and December 31, 2017, net of inventory reserves, were as follows:

	2018	2017
Raw materials	$—	$33,055
Finished goods	1,914	5,486
Total	$1,914	$38,541

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

Intangible assets consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
SUGARDOWN® technology and patent applications	$1,819,827	$900,000
Less accumulated amortization	(1,265,674)	(460,714)
Intangible assets, net	$554,153	$439,286

Amortization expense was $39,570 and $16,071 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense was $119,255 and $48,214 for the nine months ended September 30, 2018 and 2017, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Financial liabilities as of September 30, 2018 measured at fair value on a recurring basis are summarized below:

	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$109,605	$—	$—	$109,605
Warrant liability	1,257,657	—	—	1,257,657
Total	$1,367,262	$—	$—	$1,367,262

Financial liabilities as of December 31, 2017 measured at fair value on a recurring basis are summarized below:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$429,141	$—	$—	$429,141
Warrant liability	1,099,200	—	—	1,099,200
Total	$1,528,341	$—	$—	$1,528,341

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the nine months ended September 30, 2018 and the year ended December 31, 2017:

Conversion option:

	September 30, 2018	December 31, 2017
Common Stock Closing Price	$0.04	$0.04 to 0.07
Conversion Price per Share	$0.075 to 0.10	$0.075 to 0.10
Conversion Shares	5,333,333	21,666,667
Call Option Value	0.016 to 0.023	0.0188 to 0.0568
Dividend Yield	0.00%	0.00%
Volatility	216.44%	208.82% to 214.34%
Risk-free Interest Rate	2.36% to 2.59%	1.03% to 1.76%
Term	0.57 to 0.87 years	0.62 to 2 years

Exercise option:

	September 30, 2018	December 31, 2017
Common Stock Closing Price	$0.04	$0.04 to 0.075
Conversion Price per Share	$0.10 to 0.15	$0.10 to 0.15
Conversion Shares	34,000,000	29,000,000
Call Option Value	0.036 to 0.038	0.0375 to 0.0723
Dividend Yield	0.00%	0.00%
Volatility	216.44%	208.82 to 214.34%
Risk-free Interest Rate	2.40 to 2.94%	1.62 to 2.2%
Term	2.87 to 4.35 years	3.62 to 5 years

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended September 30, 2018:

	Debt Derivative	Warrant Liability
Balance, December 31, 2017	$429,141	$1,099,200
Aggregate amount of derivative instruments issued	—	226,834
Transferred in due to conversions	(229,381)	—
Change in fair value of derivative liabilities	(90,155)	(68,377)
Balance, September 30, 2018	$109,605	$1,257,657

7.	CONVERTIBLE NOTES PAYABLE

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

In August 2018, two investors entered into agreements to extend the due date of convertible debentures held in the amount of $250,000 until August 31, 2019. One of the investors was issued warrants to acquire 375,000 shares of common stock for $0.075 per share. The warrants expire in five years. The fair value of the warrants on the date of issuance was $21,121 which is included in interest expense for the nine months ended September 30, 2018.

During the first nine months of 2018, 29 investors converted their Convertible Debentures totaling $1,225,000 plus accrued interest of $52,066, into 17,027,544 shares of the Company’s common stock. Upon conversion, a gain on extinguishment was recorded in the amount of $2,374.

For the nine months ended September 30, 2018 and 2017, the Company amortized $519,788 and $696,323, respectively, of debt discount to operations as interest expense. For the three months ended September 30, 2018 and 2017, the Company amortized $88,752 and $239,338, respectively, of debt discount to operations as interest expense.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Convertible notes payable consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Principal balance	$250,000	$1,475,000
Debt discount	—	(189,175)
Deferred finance costs	—	(78,534)
Outstanding, net of debt discount	$250,000	$1,207,291

8.	MARKETING AGREEMENT

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

As compensation, the Company will provide Level Brands with the following:

●	A marketing fee of $850,000, for development of video content and an electronic press kit which will be used ongoing to support product marketing. This fee is paid with a promissory note of $450,000 and a number of shares of stock of the Company valued at $400,000, based on the closing price on the day prior to the effective date. Through the date of this filing, no shares of stock have been issued;

●	Quarterly fees for the first two years of up to $100,000 and issuance of 100,000 shares each quarter, based on sales volumes. The Company has the right to make all the stock payments in cash; and

●	a royalty of 5% of the gross licensed marks sales up to $10,000,000, 7.5% royalty on sales from $10,000,000 to $50,000,0000 and 10% on sales over $50,000,000, payable monthly as well as a 1% of all revenue for all Company products as of the date hereof.

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at September 30, 2018 totaled $9,493.

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

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of September 30, 2018, the Company has 82,500 shares of Series A Preferred Stock outstanding.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

During the first nine months of 2018, 29 investors converted their Convertible Debenture totaling $1,225,000 plus accrued interest of $52,066, into 17,027,544 shares of the Company’s common stock.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of September 30, 2018, the Company had 38,999,990 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following table summarizes the Company’s common stock warrants activity for the nine months ended September 30, 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31,2017	41,029,669	$0.23	$—
Granted	5,875,000	0.15	—
Exercised	—	—	—
Forfeited/Canceled —	(7,904,679)	0.43	—
Outstanding as of September 30, 2018	38,999,990	$0.17	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.04 as September 30, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

9.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of September 30, 2018, and December 31, 2017, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of September 30, 2018, and December 31, 2017, there were 13,344,000 and 9,344,000 options outstanding under the 2011 Plan, respectively

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to ten years.

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

No stock options were issued under either plan during the nine months ended September 30, 2017.

The fair value of stock options granted and revaluation of non-employee consultant options for the nine months ended September 30, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.3%
Expected dividend yield	0%
Volatility factor	217.6%
Expected life of option	5 years

For the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $43,290 and $141,686, respectively, in connection with share-based payment awards. For the three and nine months ended September 30, 2017, the Company recorded stock- based compensation expense of $12,439 and $37,317, respectively, in connection with share-based payment awards. As of September 30, 2018, there was $263,370 of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.36
Granted	4,000,000	0.06 – 0.20	0.12
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of September 30, 2018	13,594,000	$0.06 – 1.21	$0.29

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes information about stock options that are vested or expected to vest at September 30 2018:

		Vested or Expected to Vest					Exercisable Options

Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.06	1,333,334	$0.06	4.38	$—	—	$0.06	4.38	$—
0.10	2,933,333	0.10	6.00	—	1,600,000	0.10	6.00	—
0.18	934,000	0.18	4.75	—	934,000	0.18	4.75	—
0.20	3,483,333	0.20	3.62	—	2,150,000	0.20	3.62	—
0.37	58,000	0.37	3.93	—	58,000	0.37	3.93	—
0.40	2,000,000	0.40	2.92	—	—	0.40	2.92	—
0.42	63,000	0.42	2.25	—	63,000	0.42	2.25	—
0.50	310,000	0.50	1.08	—	310,000	0.50	1.08	—
0.60	2,000,000	0.60	2.92	—	—	0.60	2.92	—
0.69	100,000	0.69	5.50	—	100,000	0.69	5.50	—
1.21	379,000	1.21	5.25	—	379,000	1.21	5.25	—
$0.06-1.21	13,594,000	$0.29	4.04	$—	5,594,000	$0.27	4.72	$—

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2018 and December 31, 2017:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2017	4,000,000	$0.50
Granted	4,000,000	0.12
Forfeited	—	—
Vested	—	—
Non-vested as of September 30, 2018	8,000,000	$0.31

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

The weighted-average remaining contractual life for options exercisable at September 30, 2018 is 4.72 years. At September 30, 2018 the Company has 4,156,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at September 30, 2018. The aggregate intrinsic value of all options granted at September 30, 2018 was $0.

10.        RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of September 30, 2018, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the nine months ended September 30, 2018 or 2017.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of September 30, 2018 and December 31, 2017, $54,401 and $38,979, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $52,334 and $261,656 during the three and nine months ended September 30, 2018, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $153,466 and $460,399 during the three and nine months ended September 30, 2017, respectively. The maturity date of the note has been extended to August 2019.

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

During August 2018, CJY Holdings agreed to extend the maturity of the Notes payable for one year through August 2019.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $23,094 and $69,774 during the three and nine months ended September 30, 2018. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $23,560 and $40,205, respectively during the three and nine months ended September 30, 2017. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

Convertible notes payable – related party consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Principal balance	$1,402,000	$1,402,000
Debt discount	(53,426)	(384,857)
Outstanding, net of debt discount	$1,348,574	$1,017,143

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned equally by Carl W. Rausch, the Company’s CEO and a director, and Conroy Chi-Heng Cheng, a director of the Company. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. Interest accrues on the WTE2 Note at the rate of 10.0% per annum. Accrued interest at September 30, 2018 totaled $2,993.

On September 26, 2018, the Company issued a note payable for $305,937 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a director of the Company. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable September 26, 2019. Interest accrues on the CJY Note at the rate of 10% per annum.

Included in accounts payable at September 30, 2018 and December 31, 2017, are amounts due shareholders, officers and directors of the Company in the amounts of $113,935 and $80,982, respectively.

11.        COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company recognized rent expense of $900 and $2,700 during the three and nine months ended September 30, 2018 and 2017, respectively.

The Company also leases office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110. The Company recognized rent expense of $1,281 and $3,450 during the three and nine months ended September 30, 2018.

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

The Company believes the milestones noted above will be achieved and that the Milestone BTHE Shares will be issued. Therefore, the Company has established a contingent liability to recognize the shares expected to be issued. The basis for the contingent liability shares obligation is at $0.05 per share or $1,137,057 which is the fair value of the Company’s stock on the day of the closing. Contingent share liability at September 30, 2018 is $1,137,057.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

12.        SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from September 30, 2018 through the date of the filing for possible disclosure and recognition in the financial statements.

Subsequent to September 30, 2018, the Company borrowed a total of $59,500 from a related party. The Note bears interest at 10% and is due in twelve months.

On October 2, 2018, the Company signed an agreement to collaborate with a clinical provider, Under the agreement, the clinical provider may assist with the Company’s recently initiated exploratory and adaptive multicenter clinical study of BTI 320 in Type 2 diabetes patients.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $311,000 cash on hand at September 30, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, the Company issued a note payable to a related party for $100,000. See Note 10. At the end of the third quarter of 2018, the Company approved a Private Placement Memorandum in an effort to raise additional funds. Also at the end of the third quarter, the Company issued a note payable to CJY Holdings, Ltd, a related party, for $305,937. See Note 10. Also, in the fourth quarter of 2018, the Company has increased the amount of the note payable to the related party noted above to $159,500. Management anticipates that cash resources will be sufficient to fund our planned operations into the fourth quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended September 30, 2018 compared to September 30, 2017

Revenue

Revenue for the three months ended September 30, 2018 was $7,790 an increase of $3,390 as compared to revenue of $4,400 for the three months ended September 30, 2017. The increase is primarily related to an increase in the price of Sugardown during the third quarter of 2018. The price increase more than offset the reduction of bottles sold during the quarter resulting in the increased revenue number. Due to lack of funds, the Company’s temporarily ceased its selling and marketing strategy and the use of a third party with social media and radio advertising. The Company has recently signed a contract with a national marketing company to help sell Sugardown. The agreement was signed late in the second quarter of 2018. The Company expects results from this contract in the fourth quarter of 2018.

Direct Expenses

Direct expenses related to revenue for the three months ended September 30, 2018 totaled $6,291as compared to $17,783 for the three months ended September 30, 2017. The 2017 numbers include a write off of excess inventory of $9,338 and approximately $1,700 of freight costs related to inventory shipments to our Hong Kong partners and to our fulfillment company.

Research and Development

Research and development expense for the three months ended September 30, 2018 was $39,576, an increase of $21,937 as compared to $17,639 for the three months ended September 30, 2017. The majority of the research and development expenses in both years is from non-cash amortization of the intangible assets. The increase in 2018 is the result of the acquisition of CureDM in 2018 and the amortization related to the acquired patents.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2018 was $32,757, an increase of $29,456 as compared to $3,301 for the three months ended September 30, 2017. The increase in 2018 is due to the Company recognizing expense from its new marketing contract with a national marketing company. The Company recognized a charge of $30,357 in amortized prepaid fees for marketing and changing its selling and marketing strategy of our Sugardown product. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended September 30, 2018 was $283,626, an increase of $23,021 as compared to $260,605 for the three months ended September 30, 2017. The Company has two full time employees and is otherwise maintained by outside consultants. The increase costs in 2018 are from accrued payroll costs of $50,000 to our new COO hired as a result of our acquisition of CureDM. These fees will be paid upon adequate fund raised by the Company according to the CureDM purchase agreement. The Company also had increased costs for non-cash stock compensation of approximately $30,000 related to stock options issued to our new COO during Q1 2018 and also due to a revaluation of options issued to our CEO that were re-priced during the first quarter of 2018. These increases were offset set by lower costs for professional and other fees as the Company has been conserving its cash position pending additional financing.

Other (Expenses) Income

Total other income was $1,119,074 for the three months ended September 30, 2018 representing an increase of $1,795,755 as compared to an expense of ($676,681) for the three months ended September 30, 2017. Interest expense decreased by approximately $297,167 for the three months ended September 30, 2018. This was due to the significant number of debt conversions that took place during the late first quarter of 2018. The Company also recognized gains of $1,176,003 and $127,488 from the change in the valuations of it warrant and derivative liabilities, respectively during the three months ended September 30, 2018. For the three months ended September 30, 2017, the Company had losses of $163,891 and $18,961 from the change in the valuations of it warrant and derivative liabilities, respectively.

Nine Months Ended September 30, 2018 compared to September 30, 2017

Revenue

Revenue for the nine months ended September 30, 2018 was $25,192, an increase of $11,100 as compared to revenue of $14,092 for the nine months ended September 30, 2017. The increase is primarily related to the Company’s new selling and marketing strategy and the use of a third party with social media and radio advertising during the first half of 2018 and then a price increase during the third quarter of 2018. At the end of the second quarter of 2018, the Company signed a contract with a national marketing company to help sell Sugardown. The agreement was signed late in the second quarter of 2018. The Company expects results from this contract in the fourth quarter of 2018.

Direct Expenses

Direct expenses related to revenue for the nine months ended September 30, 2018 totaled $61,063 as compared to $33,875 for the nine months ended September 30, 2018. The increase in 2018 is primarily related to the Company disposing of its raw material inventory totaling $31,752 during the second quarter due to its expiration. During the same period in 2017, the Company wrote of $9,338 of finished goods inventory that were deemed excess. Costs for fulfillment were higher in 2018 to cover the additional volume of units sold.

Research and Development

Research and development expense for the nine months ended September 30, 2018 was $142,083, an increase of $60,841 as compared to $81,242 for the nine months ended September 30, 2017. The majority of the research and development expenses in both years is from non-cash amortization of the intangible assets. The increase in 2018 is the result of the acquisition of CureDM in 2018 and the amortization related to the acquired patents.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2018 was $46,309, an increase of $28,703 as compared to $17,606 for the nine months ended September 30, 2017. The increase is primarily related to the Company’s new selling and marketing strategy and the use of a third party with social media and radio advertising during the first half of 2018. At the end of the second quarter of 2018, the Company signed a contract with a national marketing company to help sell Sugardown. The agreement was signed late in the second quarter of 2018. The Company expects results from this contract in the fourth quarter of 2018. The Company recognized a charge of $30,357 in amortized prepaid fees for marketing and changing its selling and marketing strategy of our Sugardown product. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the nine months ended September 30, 2018 was $1,259,617, an increase of $561,015 as compared to $698,602 for the nine months ended September 30, 2017. The 2018 numbers include a stock award to two consultants totaling $330,000. The increase costs in 2018 are from accrued payroll costs of $150,000 to our new COO hired as a result of our acquisition of CureDM. These fees will be paid upon adequate fund raised by the Company according to the CureDM purchase agreement. The Company also had increased costs for non-cash stock compensation of approximately $103,000 related to stock options issued to our new COO during Q1 2018 and also due to a revaluation of options issued to our CEO that were re-priced during the first quarter of 2018. These increases were offset set by lower costs for professional and other fees as the Company has been conserving its cash position pending additional financing.

Other (Expenses) Income

Total other expense was ($626,329) for the nine months ended September 30, 2018 representing a decrease of $125,617 as compared to ($751,946) for the nine months ended September 30, 2017. Interest expense decreased by approximately $668,000 for the nine months ended September 30, 2018. This was due to the significant number of debt conversions that took place during 2018. Also, during the first nine months of 2018, the Company recognized gains of $2,374 due to the early extinguishment of its debt due to the conversions. The Company also recognized gains of $68,377 and $90,155 from the change in the valuations of it warrant and derivative liabilities, respectively during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company had gains of ($171,184) and ($535,535) from the change in the valuations of it warrant and derivative liabilities, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had cash of approximately $311,000 and accounts payable and accrued expenses totaling approximately $1,639,000. During the nine months ended September 30, 2018, the Company used approximately $511,000 of cash in operations

We have incurred recurring operating losses since inception as we have worked to bring our SUGARDOWN® product to market and develop BTI-320 and IPOXYN. We expect such operating losses will continue until such time that we receive substantial revenues from SUGARDOWN® or we complete the regulatory and clinical development of BTI-320 or IPOXYN. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, the Company issued a note payable to a related party for $100,000. See Note 10. At the end of the third quarter of 2018, the Company approved a Private Placement Memorandum in an effort to raise additional funds. Also at the end of the third quarter, the Company issued a note payable to CJY Holdings, Ltd, a related party, for $305,937. Also, in the fourth quarter of 2018, the Company has increased the amount of the note payable to the related party noted above to $159,500. Management anticipates that cash resources will be sufficient to fund our planned operations into the fourth quarter of 2018. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first nine months of 2018, 29 investors converted their Convertible Debenture totaling $1,225,000 plus accrued interest of $52,066, into 17,027,544 shares of the Company’s common stock.

The preceding sales and issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer)**

101	The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2018 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date:	November 14, 2018	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer