Form 10-K
period 2018-12-31
Boston Therapeutics, Inc.
filed 2019-04-16
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company”. in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised fi nancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☒

At June 29, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $3,580,585.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2019
Common Stock, $0.001 par value per share	111,131,373 Shares

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $23.4 million and approximately $12,500 cash on hand as of December 31, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. We raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, we issued a note payable to a related party for $100,000. At the end of the third quarter of 2018, we approved a Private Placement Memorandum in an effort to raise additional funds. Also, at the end of the third quarter, the Company issued a Note Payable to CJY Holdings, Ltd, a related party, for $305,937. Also, in the fourth quarter of 2018, we increased the amount of the note payable to the related party noted above to $174,500. An additional $339,144 was advanced to the Company during April 2019 from these related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

BTI-320

Following Phase II clinical trial results reported in 2013 and the Phase IIb clinical trial concluded in October 2014, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug Application (or IND), which we filed for BTI-320 to treat Type 2 diabetes and partial weight management in 2014. The filing has brought on 4 active sites while Joslin Diabetes Center in Boston MA and the site in New Mexico were dropped as lead clinics in the first phase of our multi-center, expanding to multi-country trial which commenced in the fourth quarter of 2018. The trial is anticipated to enroll up to 60 patients with the expansion of up to at least 360 patients in a 24 week evaluation study which is designed as a randomized, placebo-controlled, double blind “international” multi-center study with two treatment arms. The trial will employ precision medical monitoring and will target the primary efficacy endpoint of Post Prandial Glucose (PPG) or immediate blood sugar excursion reductions projected to have a mean change in HbA1c levels from baseline at 24 weeks. We anticipate enrollment at a number of international centers in Europe, Asia and Australia once the 4 centers located in the U.S. have completed the initial 60 patients. In addition, we have suspended one additional new trial and the China site that was to pioneer risk in pre-diabetic patients that was being set-up in Hong Kong. This was to employ a state of the art retinal image analysis to evaluate the compounds effect on reduction of stroke risk.

We continue to negotiate with Conroy Chi-Heng Cheng pursuant to which Mr. Cheng or an affiliate to Mr. Cheng will fund such trial. There is no guarantee that we will be able to successfully continue such financing. Mr. Cheng is a director and a shareholder of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong based, privately held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement with Advance Pharmaceutical. In addition, CJY Holdings Limited, a Company controlled by Mr. Cheng’s brother, Cheng Chi Him, holds a significant amount of convertible debentures payable by the Company.

BTI-410

Following successful IND application in 2012, a Phase 1a First-in-Man study was completed in which ascending doses of BTI-410, ranging from 60 mg to 720 mg, appeared to be safe and well tolerated by all subjects in the study. Phase 1b, entitled “A Randomized, Double-blind, Placebo-controlled Study of the Effect of 49 days of Treatment with Repeated Subcutaneous Doses of HIP2B (BTI-410) to Assess Safety, Tolerability and Measures of islet β-cell Function in Subjects with Type 2 Diabetes Mellitus Treated with Metformin”, was completed in 2015. Two new pivotal clinical trials are designed for the study of BTI-410. One Phase II study may be conducted in 36 type 1 patients on immunosuppression therapy after kidney transplant surgery. A second Phase II study may be conducted in 120 type 2 diabetes patients pending the appropriate funding and/or the appropriate material manufacture. A China based Peptide Company was contacted several times over the last year to quote on the synthesis of material needed for these studies, however, it should be clear that this program has received another set-back with the resignation of our COO and the inability to execute in a timely manner without financing during 2018 and with the loss of the firm collaboration to make the material. We did progress and locate a CRO, that we believe could execute in a timely manner once a clinical trials material has been established and the FDA IND has been reactivated. We are considering unwinding the merger with CureDM Holdings that was done in the first quarter of 2018. At the time of this filing we are still in discussions with CureDM Inc., the former parent company of CureDM Holdings. Certain parties associated with CureDM Inc., have initiated litigation against us to unwind the merger. We are still determining the impact of the filed litigation.

Development of IPOXYN remains is in the pre-clinical planning stage. The patent was progressed, however, no inhouse work has been done to date due to lack of financial resources. The Company is exploring a partnering alliance for the participation with a funded program in China. We anticipate activity will occur with support funding later this year.

In addition, we currently test marketing and selling SUGARDOWN® in the US (Amazon.com), this non-systemic, polysaccharide based dietary supplement designed to support healthy blood glucose levels, is incrementing sales over the Internet and by targeted purchase orders through a piloting program in specialty independent pharmacies in one city. With improved management focus on these sales, we are seeking a partnering opportunity this year for SUGARDOWN®.

Novelty of Complex Carbohydrate Science

Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections. We believe this offers a largely untapped area for treatment by utilizing:

●	in the case of BTI-320 and SUGARDOWN®, modified mannan (a polymer found in plants) to lower the rapid rise and peak amplitude in post-prandial blood glucose (PPG, or post-meal blood sugar), and
●	in the case of IPOXYN, stabilized hemoglobin as modified by carbohydrate chemistry to deliver oxygen to cells in hypoxic condition sustaining vascular integrity.

We use naturally occurring, available processed plant extracts as starting material to create proprietary complex carbohydrate formulations with specific molecular weights and other pharmaceutical properties. We have received our first patent in the EU. These complex carbohydrate molecules are then formulated into acceptable pharmaceutical material through establishment of dose effect and stability. Using these novel carbohydrate-based candidate compounds that largely bind and inhibit enzymes, we are undertaking the focused pursuit of developing therapies for metabolic diseases like diabetes and other serious diseases in which enzyme activity have a demonstrated role in disease management.

Our management team, including most notably our Board Member and Chief Executive Officer Carl W. Rausch, who has played a role in the applications associated with the development of complex carbohydrate science in Asia and is arranging a possible pipeline of carbohydrate-based therapeutics in cell metabolism and with other protein chemistries which can address a variety of unmet medical needs. We believe this expertise is particularly valuable as we progress with specialty processes and clinical development of our products. The Company is working to expand, to partner and to build Company and market awareness of these technologies through the introductory sales of SUGARDOWN®.

New for Boston Therapeutics: Novelty of Human Peptide Therapeutics and Proteomic Platform Technology

Following the completion of the human genome project, certain human proteins that are in low availability and only transiently expressed became known. The REG3A protein is known to be a trigger in the development pathway of endocrine function in the pancreas. BTI-410 was derived from the active region of this larger protein, stabilized for use as a therapeutic and extensively studied in vitro and in animal models. The human proteomic pathway was established using a novel proteomic approach to discovery of potential new mechanisms of action.

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

We began a new clinical trial during the fourth quarter of 2018. The trial is anticipated to enroll up to 60 patients with the expansion of up to at least 360 patients in a 24 week evaluation study which is designed as a randomized, placebo-controlled, double blind “international” multi-center study with two treatment arms. The trial will employ precision medical monitoring and will target the primary efficacy endpoint of Post Prandial Glucose (PPG) or immediate blood sugar excursion reductions projected to have a mean change in HbA1c levels from baseline at 24 weeks. We anticipate enrollment at a number of international centers in Europe, Asia and Australia once the 4 centers located in the U.S. have completed the initial 60 patients.

We began a proof of concept trial for vascular effect by the proprietary analysis of retinal vasculature in 2018. This study which is being performed with 40% grant funds from the Hong Kong granting agency, may demonstrate the use of BTI-320 to reduce risk of vascular disease. The Company is in licensing discussions to secure rights for the use of the proprietary technology.

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

BTI-320

In March 2014, following the successful results of the Dartmouth study, we received and additional Institutional Review Board (IRB) approval to initiate a clinical study of BTI-320 in the United States. In October 2014, we completed a Phase II trial in the United States and we are currently delaying any additional Phase II trial efforts in France due to enrollment performance issues and lack of resources to support the effort. These trials were designed to add CGM (continuous glucose monitoring) and better define PPG effects that support the results from our Dartmouth study for BTI-320. In the Dartmouth study, BTI-320 was well tolerated in patients taking various anti-diabetic agents, including Metformin. The recent additional clinical trial in the U.S. showed BTI-320 was safe and well tolerated with no serious adverse events reported. The FDA has accepted an IND, which was filed for BTI-320 to treat Type 2 Diabetes and weight management. Subject to adequate funding, we tentatively are planning to commence additional future clinical trials for BTI-320.

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

Preliminary data from animal testing conducted by third parties as well as similarity testing suggests successful use of OXYFEX in hypoxia and critical anemic situations, where hypoxic conditions were critical to animal survival. Other early experiments with similarly experimental materials with dogs suggest intervention with OXYFEX will significantly improve survival in induced canine anemia models. This veterinary treatment of signs and symptom of canine anemia may be one of our first targets for seeking early regulatory approval in the European Union. As there is substantial commonality between the metabolic functions of humans and other mammals, animal testing becomes a starting point for many clinical development programs that can directly translate into clinical development programs for humans. The third-party testing described here was conducted by a company that developed a bio-similar product to OXYFEX. Testing included repeated intravenous infusions of the product in dogs that was reported in documented literature and private regulatory filings, and the testing did not result in reported mortality/morbidity of the subject animals. Reports concerning anemic dogs infused with the bio-similar materials showed increased plasma hemoglobin levels resulting in an increase of the oxygen carrying capacity of the treated animals. We have no agreements with the third party that conducted these toxicity tests, or its successors. No further development work has been conducted on IPOXYN pending securing adequate funding and finalizing strategy as to the best development plan. We also will move forward with new designations at to these investigative similar materials as the funding or alliance partnering is secured. We recently were issued composition of matter patents in this line of material development. We also have secured a relationship with a company now making the base material. They may gain facility approval during 2019.

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

BTI-320

Overview

BTI-320 is one of our lead product candidates and is currently in Phase II clinical development. We began additional clinical trials during 2019.

BTI-320 acts in a similar fashion to a Carbohydrate Hydrolyzing Enzyme Inhibitors (CHEI) for treatment of patients with Type 2 diabetes. BTI-320 initially targets improved management of post-meal blood sugar excursions in patients currently taking Metformin and potentially other anti-diabetic agents

BTI-320, a non-systemic, non-toxic, drug candidate taken before carbohydrate meals, is designed to improve post-meal blood glucose control in patients with Type 2 diabetes. BTI-320 acts non-systemically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing available glucose during the period following a meal. BTI-320 initially targets improved management of post-meal blood sugar in patients currently taking Metformin and potentially other anti-diabetic agents.

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

Status of Development of BTI-320

BTI-320 is developed as a drug candidate. In October 2011, we announced the initiation of our clinical trial at Dartmouth-Hitchcock Medical Center in New Hampshire to evaluate the safety and efficacy of BTI-320 when added to oral agents or insulin regimen in patients with Type 2 Diabetes Mellitus. In July 2012, we announced the completion of patient enrollment. In February 2013, we announced that BTI-320 reduced the elevation of post-meal blood sugar by forty percent with no serious adverse events. The study evaluated BTI-320 in 24 patients with Type 2 diabetes between the ages of 18 and 75 with a body mass index (BMI) of 25-40 kg/m2 and with HbA1c of less than or equal to nine percent. HbA1c is a lab test that indicates the average level of blood sugar (glucose) over the previous three months.

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

In October 2014, we reported results from a Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates. The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months. The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design. Of the 23 patients that completed the trial, 15 patients did not yield measurement differences from normal to the rice test meal. The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels. Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial. The results of the trial showed BTI-320 as safe and well tolerated, with no serious adverse events reported and provided information on different patient populations to be used to design the proper protocols for future clinical trials. We are in the process of advancing this study to a publication.

BTI-410

Overview

BTI-410 is another of our lead product candidates and is currently seeking manufacture for Phase II clinical development. Subject to us obtaining adequate funding. We expect to begin the appropriate disposition of this material including a return to CureDM for timely execution.

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

Status of Development of BTI-410

BTI-410 is developed as a drug candidate. In 2011, IND was established and Phase 1a was completed with Celerion in Lincoln, NE. In 2014, patient enrollment began and for Phase 1b in type 2 diabetes patients on Metformin with Profile Institute for Clinical Research in Chula Vista, CA. In 2015, dataset was locked and in 2016 results of this study were presented at the 77th Conference of the American Diabetes Association. Publication is being completed for submission in 2018.

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

We also may plan a Phase II study in type 1 diabetes patients who are on immunosuppression as a function of a kidney transplant. This patient population produces almost no endogenous insulin, so stimulation of new insulin producing beta cells in this population will be transformative and a clear proof of concept for BTI-410 as an important therapeutic strategy in the treatment of diabetes.

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

Under terms of the Agreement, we will manufacture and supply product in bulk for Advance Pharmaceutical. Advance Pharmaceutical may be responsible for the packaging, marketing and distribution of SUGARDOWN™ in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by us. The Agreement provides that Advance Pharmaceutical will pay royalties to us for SUGARDOWN™ and related products developed by us and a reduced royalty rate for products based on our intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2018 and 2017 were approximately $0 and $52,000 in sales and $0 and $7,000 in royalties, respectively.

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

Subsidiaries

Effective January 1, 2018, we acquired CureDM Group Holdings, LLC as a wholly owned subsidiary. This provides for our exclusive world-wide rights to the peptide composition and uses for both type 1 and type 2 diabetes. Because this acquisition was in 2018, it is not included in our consolidated financial statements at December 31, 2017. Due to our limited capital and management resources, during the first quarter of 2019, we have begun discussions with CureDM, Inc. to unwind the merger acquisition of CureDM Group Holdings, LLC. The discussions remain preliminary at this time.

Employees

The Company employs Carl W Rausch as our Chief Executive Officer. Mr. Rausch works under consultant contract with the Company for significant cost savings at the present time. The Company employs other consultants to assist with the operation of the business as needed.

Facilities

We do not lease office space at this time. We did lease office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. This concluded in September 2018, although we do maintain mail service there. With the acquisition of CureDM, we now also lease office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110.

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

We have incurred losses totaling approximately $23.4 million and have approximately $12,500 cash on hand as of December 31, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. We raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, we issued a note payable to a related party for $100,000. At the end of the third quarter of 2018, we approved a Private Placement Memorandum in an effort to raise additional funds. Also, at the end of the third quarter, the Company issued a Note Payable to CJY Holdings, Ltd, a related party, for $305,937. Also, in the fourth quarter of 2018, we increased the amount of the note payable to the related party noted above to $174,500. An additional $50,000 was advanced to the Company during April 2019. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities. The Company may seek to raise additional capital through public or private debt or public or private equity financings, and partnerships or licensing opportunities in order to fund our operations. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

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

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. Although we have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling or licensing that product, we have no other products currently available for sale, and none are expected to be commercially available before 2020, if at all. We may never obtain FDA or EMA approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We presently have an immediate need for capital, and if we do not raise capital, we may be forced to curtail operations and our business might fail. We anticipate that our cash resources will be sufficient to fund our planned operations on a month to month basis until revenue from Asia sales in 2019. Even if we are able to raise near term capital, we will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN, BTI-410 and BTI-320 that, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future. We may not generate sales or other revenue from SUGARDOWN® to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

During the years ended December 31, 2018 and 2017, all of our revenue was generated by sales and royalties of our SUGARDOWN® product. Advance Pharmaceutical Company, Ltd., a related party, accounted for 0% and 25%, respectively for the years ended December 31, 2018 and 2017. If we are unable to expand our customer base through our new marketing efforts, and we are not able to secure additional business from our existing customer or our sales to this customer decline, our reliance on a limited number of customers may have a material adverse effect on our business, result of operations, financial condition or liquidity. Furthermore, if we are unable to commercialize any of our pharmaceutical drug candidates, our reliance on a single product may have a material adverse effect on our business, result of operations, financial condition or liquidity.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific and clinical team, including Carl Rausch, our Chief Executive Officer and Director. We have a consulting agreement with Mr. Rausch. We currently have no employees in our Company, we are otherwise entirely staffed by consultants, each of whom may terminate their employment with us at any time.

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

As of March 15, 2019, we had issued and outstanding (i) 111,131,373 shares of common stock, (ii) warrants issued to the investors in our 2013 private placement collectively exercisable for 3,333,320 shares of common stock (the “Investor Warrants”), (iii) other warrants exercisable for 1,166,670 shares of common stock, (iv) warrants issued to the investors in our 2016 private placement collectively exercisable for 16,000,000 shares of common stock, (v) shares issuable in exchange for our 2016 private placement debt of 3,633,467 (vi) outstanding stock options exercisable for 9,594,000 shares of common stock (vii) shares issuable in exchange for our related party convertible debt of 32,773,900, (viii) shares issuable in exchange for our Series A preferred stock of 8,250,000 and (ix) warrants issued to the investors in our 2016 private placement collectively exercisable for 18,500,000 shares of common stock. These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or other applicable exemption. We believe that our stockholders are currently entitled to sell our shares pursuant to Rule 144 to the extent they satisfy the conditions thereunder. An aggregate of 17,659,007 shares of outstanding common stock and 3,333,320 shares of common stock issuable upon exercise of outstanding Investor Warrants are registered for resale. The market price of our capital stock could drop significantly if the holders of the shares being registered hereunder sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock. These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Properties.

We do not own any real property. We do not lease any office space at this time. We did lease office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. This concluded in September 2018, although we do maintain mail service there. With the acquisition of CureDM, we leased office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110. We believe our facilities are in good operating condition and that our facilities are adequate for all present and near term uses.

Item 3. Legal Proceedings.

During March 2019, subsequent to our year end, we were served with notification of litigation regarding our merger with CureDM Holdings. CureDM Holdings’ former parent company, CureDM Inc. has filed a complaint regarding breach of contract and other matters relating to their desire to unwind the merger according to the original merger agreement. This matter has just recently been filed and we are still evaluating it with our legal counsel. At this time, we are unable to state with certainty and outcome either positive or negative. We do intend to vigorously defend against the claims.

In addition to the above matter, we are also in arbitration with another company, Level Brands, regarding a marketing contract between our companies. Both parties are claiming non performance under the contract. The matter is currently in arbitration but is very early into the process and we are unable to determine any outcome positive or negative at this time.

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

	Bid Prices ($)
	High	Low
2018 Fiscal Year
March 31, 2018	$0.11	$0.04
June 30, 2018	$0.09	$0.05
September 30, 2018	$0.08	$0.04
December 31, 2018	$0.05	$0.02

2017 Fiscal Year
March 31, 2017	$0.08	$0.05
June 30, 2017	$0.07	$0.04
September 30, 2017	$0.08	$0.04
December 31, 2017	$0.05	$0.03

On April 12, 2019, the closing price for the common stock on the OTCBB was $0.03 per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC

One University Plaza Suite 505

Hackensack, NJ 07601

Phone: 201-820-2008

Fax: 201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2018 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	9,344,000	$0.36	8,156,000
Total	9,594,000		15,406,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 9 -”Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.
(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 9 -”Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved in March 2013.

Holders

As of April 12, 2019, there were approximately 1,912 holders of record of our common stock. The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $12,500 cash on hand at December 31, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. We raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, we issued a note payable to a related party for $100,000. At the end of the third quarter of 2018, we approved a Private Placement Memorandum in an effort to raise additional funds. Also, at the end of the third quarter, the Company issued a Note Payable to CJY Holdings, Ltd, a related party, for $305,937. Also, in the fourth quarter of 2018, we increased the amount of the note payable to the related party noted above to $174,500. An additional $50,000 was advanced to the Company during April 2019. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Fiscal 2018 as compared to Fiscal 2017

Revenue

Revenue for fiscal 2018 was $31,723, an increase of $2,367 compared to revenue of $29,356 for fiscal 2017. The increase in 2018 is related to the Company’s sales and marketing effort through radio and social media advertising that began late in 2017. The Company ceased that activity due to lack of funds. The Company increased the price of its Sugardown product during the second half of 2018 which also accounted for the increased revenue. Revenue in 2017 includes approximately $7,400 of royalty revenue from Advanced Pharmaceutical Company, Ltd, a related party.

Direct Expenses

Direct expenses for fiscal 2018 was $67,133 an increase of $17,372 as compared to $49,761 for fiscal 2017. The increase due to an increase in reserve for expired inventory of approximately $31,750 in 2018 as compared to an increase of approximately $13,000 in 2017.

Research and Development

Research and development expense for fiscal 2018 was $182,665, an increase of $5,019 as compared to $177,646 for fiscal 2017. Fiscal 2018 includes non cash expenses for the amortization of intangible assets of $158,000 compared to $64,000 for fiscal year 2017. In fiscal 2017, the Company recognized a fourth quarter expense of approximately $61,000 related to preparations for the trial which started in the second quarter of 2018. Also, in 2017, we spent $37,000 on stabilization studies at the University of GA, related to our Sugardown product. The Company has initiated clinical trials for its Sugardown product and its BTI320 in China (Hong Kong), starting in the second quarter of 2017. Both trials are being funded by the Asian license holder who is also a Director and significant stockholder.

Sales and Marketing

Sales and marketing expense for fiscal 2018 was $77,166, an increase of $53,260 as compared to $23,906 for fiscal 2017. The increase is related to the marketing agreement entered into with Level Brands, Inc. The Company is currently in arbitration with Level Brands, Inc., in an effort to end the contract which the Company believe is not beneficial. In late 2017, we initiated a different program concentrating on social media outlets with targeted radio advertisements in New England. This program continued through the second quarter of 2018 when it was discontinued due to lack of funds.

General and Administrative

General and administrative expense for fiscal 2018 was $1,738,168, an increase of $694,469 as compared to $1,043,699 for fiscal 2017. The 2018 numbers include a stock award to two consultants totaling $330,000. In addition, the increase costs in 2018 are from accrued payroll costs of $188,716 to our new COO hired as a result of our acquisition of CureDM. These fees will be paid upon adequate funds raised by the Company according to the CureDM purchase agreement. The Company also had increased costs for non-cash stock compensation of approximately $125,000 related to stock options issued to our new COO during Q1 2018 and also due to a revaluation of options issued to our CEO that were re-priced during the first quarter of 2018. These increases were offset set by lower costs for professional and other fees as the Company has been conserving its cash position pending additional financing.

Impairment of Goodwill

We recorded impairment of goodwill in the amount of $1,246,002 for the year ended December 31, 2018. There was no impairment recorded for the year ended December 31, 2017.

Other (Expenses) Income

Total other expense was ($321,806) for fiscal 2018 representing an increase expense of $2,589 as compared to ($319,217) for fiscal 2017. Interest expense decreased by approximately $928,000 for the year ended December 31, 2018. This was due to the significant number of debt conversions that took place during 2018. Amortization of deferred financing costs from our 2016 fund raising also decreased by approximately $47,000 as the costs fully amortized during the third quarter of 2018. Also, during 2018, the Company recognized gains of $2,374 due to the early extinguishment of its debt due to the conversions compared to a loss of ($81,541) during 2017. The Company also recognized gains of $400,225 and $83,287 from the change in the valuations of it warrant and derivative liabilities, respectively during 2018. For 2017, the Company had gains of $639,435 and $904,896 from the change in the valuations of it warrant and derivative liabilities, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $12,467 and accounts payable and accrued expenses of $1,670,461. For the year ended December 31, 2018 the Company used $883,841 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $12,500 cash on hand at December 31, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. We raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. During the second quarter of 2018, we issued a note payable to a related party for $100,000. At the end of the third quarter of 2018, we approved a Private Placement Memorandum in an effort to raise additional funds. Also, at the end of the third quarter, the Company issued a Note Payable to CJY Holdings, Ltd, a related party, for $305,937. Also, in the fourth quarter of 2018, we increased the amount of the note payable to the related party noted above to $174,500. An additional $50,000 was advanced to the Company during April 2019. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. Our continuation as a going concern is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position	Term as a Director
Carl Rausch	70	Director	August 2016 to Present
Conroy Chi-Heng Cheng	41	Director	December 2013 to Present
S. Colin Neill	72	Director	December 2013 to Present

Carl W. Rausch, is our Chief Executive Officer, Chief Financial Officer and Director since August 12, 2016. From 2008 until he joined our Company, Mr. Rausch served as an independent consultant for biopharmaceutical industrial clients, university based and early stage biopharmaceutical company facility development as well as contract research organizations ( CRO’s). For over 30 years he has been involved in preclinical and clinical strategic management of investigative biological materials for the clinical registration with the European Medicines Agency and the US Food and Drug Administration and with Asia development and registrations in the region. From 2006 to 2018, Mr. Rausch holds or has held investment, management, and technical advisory positions as a principal with sole proprietorship in Biotechnology Partners LLC, which does and has provided advisory and leadership services to biotechnology clients, World Technology East II, Ltd, Newainovation Ltd, Medical Technology Associates II, Advance Pharmaceitocal Company, Ltd., Clementi and Associates, Inc. Mr. Rausch served as the Vice Chairman and Chief Technical Officer of Biopure Corporation (“Biopure”) from 2002 to 2005. Most notably, Mr. Rausch cofounded Biopure in 1984. From 1984 until 2002 the organization grew and went public on the Nasdaq exchange, Mr. Rausch served as its Chairman and Chief Executive Officer for 18 years. In 2002 Mr. Rausch turned over the management to a new team. Following Mr. Rausch’s departure as Chief Executive Officer of Biopure in 2002, Mr. Rausch pursued independent strategic development for the global growth of the Company and the growth of the many facets of oxygen therapeutic technology. Post the 2002 new CEO and regulatory management placement in 2002, there was an early departure and subsequent removal in 2004, Mr. Rausch was recalled to act in a key advisory role during the transition to secure new management. In 2005 Mr. Rausch broaden the consulting business and terminated completely the advisory of Biopure Corporation by 2006. Prior to Biopure’s founding, Mr. Rausch was Vice President, Preparative and Process Chromatography Division, at Millipore Corporation. He holds an M.S. degree in chemical engineering from the Massachusetts Institute of Technology and holds an M.S. degree in medical engineering and a B.S. degree in chemical engineering from Tufts University. He has been the inventor of many key patents and publications in his area of technical expertise. We believe that Mr. Rausch is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience in the biotechnology industry and in commercialization.

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

Name	Age	Position	Term as an officer
Carl W. Rausch	70	Chief Executive Officer, Chief Financial Officer and Director	July 2016 to the present

Biographical information with respect to Mr. Rausch is set forth above.

Scientific Advisory Board

We are evaluating a Scientific Advisory Board that will be comprised of Clinicians and Clinical Research professionals who are interested in the field of Diabetes or in other subjects related to our product pipeline. The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner

Medical Advisory Board

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Committee currently consists of one current member of the board, S. Colin Neil, and has two openings. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2018 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;
●	The Audit Committee discussed with Liggett & Webb, P.A. (“Liggett”), the Company’s independent registered public accounting firm for fiscal 2018, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T;
●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Liggett its independence from the Company and its management: and
●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:	S. Colin Neill (Chairman)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership to be filed by Carl W. Rausch, that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total compensation
Carl Rausch, Chief Executive Officer (3)	2018	$226,320	$—	$—	$226,320
	2017	$226,320	$—	$—	$226,320
Loraine Upham Former Chief Operating Officer (1)	2018	$188,716	$—	$—	$188,716

(1)	Ms. Upham served as Chief Operating Officer until her resignation on November 30, 2018. These fees will be paid upon adequate funds raised by the Company according to the CureDM purchase agreement. Includes accrued vacation of $5,383.

(2)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2018 and 2017” below.

(3)	Includes $132,020 of paid compensation, the remainder remains unpaid and is included in current liabilities. All payments were suspended effective August 1, 2018

Grants of Plan-Based Awards

The following table shows for the fiscal years ended December 31, 2018 and 2017, certain information regarding grants of plan-based awards, or common stock options, to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2018 and 2017

Estimated
				Possible	All Other
				Payouts	Option		Grant Date
				Under	Awards:	Exercise or	Fair Value
				Non-Equity	Number of	Base Price	of Stock
				Incentive	Securities	of Option	and Option
	Award	Grant	Approval	Plan Awards	Underlying	Awards	Awards
Name	Type	Date	Date	Target ($)	Options (3)(4)	($/Sh) (1)	($)(2)
Loraine Upham	Non-Qualified Stock Option	02/12/18	02/12/18	—	4,000,000	$0.06 – 0.20	$193,875

(1)	Stock options issued in 2018 were granted with an exercise price in excess of the fair market value on the date of grant.

(2)	The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2018 and 2017. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the accompanying Note 11 to Boston Therapeutics, Inc.’s audited financial statements for the year ended December 31, 2018 and 2017.

(3)	Annual stock options were granted under our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”).

(4)	The stock options were unvested at the time of Ms. Upham’s resignation on November 30, 2018 and have been forfeited.

Outstanding Equity Awards at December 31, 2018

The following table sets forth, as of December 31, 2018, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL-YEAR END TABLE

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

Option Exercises and Stock Vested in 2018

Our Named Executive Officers did not exercise any stock options during fiscal years 2018 and 2017.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2018 for service as directors:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl W. Rausch	$—	$—	$—	$—	$—	$—	$—
S. Colin Neill (2)	$30,000	$—	$—	$—	$—	$—	$30,000
Conroy Chi-Heng Cheng	$—	$—	$—	$—	$—	$—	$—

(1)	The “Option Awards” column reflects non-qualified options to purchase an aggregate of 7,500,000 shares of our common stock at an exercise price between $0.10 and $0.60. Of these shares, 1,500,000 have an exercise price of $0.10 for a period of 10 years granted effective August 22, 2016 and vested immediately; 2,000,000 have an exercise price of $0.20 for a period of five years shares granted August 22, 2016 and vested when the Company raised over $1 million in the 3rd quarter of 2016; 2,000,000 have an exercise price of $0.40 for a period of five years shares granted August 22, 2016 and vest upon the Company raising $5,000,000 in financing and 2,000,000 have an exercise price of $0.60 for a period of five years shares granted August 22, 2016 and vest upon the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. On March 7, 2018, Dr. Rausch and the Company entered a letter agreement pursuant to which the First Option exercise prices was reduced to $0.10 per share and the Second Option and Third Option was reduced to $0.15 per share.

(2)	Mr. Neill is due cash compensation of $2,500 per month in his position as the Chairman of the Audit Committee. Any unpaid amounts are included in accounts payable at December 31, 2018.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2018 are included in Note 11 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2018 included herein.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Other than the grant of options for 2018 and 2017 and the cash compensation described in the table above and the consulting agreement described below, there are currently no other agreements in effect entitling the non-employee directors to compensation.

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

On February 12, 2018, with an effective date of January 1, 2018, Loraine Upham was appointed as Chief Operating Officer. Except for the CureDM Group Contribution, Ms. Upham has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. In addition, the Company and Ms. Upham entered into an Executive Retention Agreement pursuant to which Ms. Upham was engaged as Chief Operating Officer with an annual salary of $200,000. However, Ms. Upham’s salary shall accrue until the Company has raised a minimum of $1,250,000. Ms. Upham is eligible for bonuses as determined by the Board of Directors. These include a bonus of $20,000 is to be paid upon the Company successfully raising $1,250,000 through the sale of equity; an annual performance bonus based on milestones related to clinical progress, partnering and fund raising success to be established by the Board of Directors or the Compensation Committee, if in existence on an annual basis. In addition, Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years. Ms. Upham resigned from the Company on November 30, 2018. As a result of her resignation all of her stock options were terminated and returned to the option pool. Her accrued salary and vacation of $188,716 will be paid once the funding is obtained.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2018 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	9,344,000	$0.36	8,156,000
Total	9,594,000		15,406,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 11 —”Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 11 —”Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved by the Board of Directors in March 2013.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 15, 2018, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 15, 2019, Boston Therapeutics had 111,131,373 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 354 Merrimack Street #4, Lawrence, MA 01843.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)
Carl W. Rausch (2)**	14,000,000	(3)	11.4	%(3)
David Platt 12 Appleton Circle Newton, MA 02459	8,151,600	(4)	7.3	%(4)
Harold Solomon Parnes 1525 Voorhies Avenue Brooklyn, NY 11235	26,126,342	(5)	21.0	%(5)
CJY Holdings Limited 7B Jonsim Place 288 Queens Road East Wanchai, Hong Kong	60,489,690	(6)	40.5	%(8)
CureDM, Inc.	12,997,488		11.7%
S. Colin Neill(2)**	130,100	(7)	*	%
Conroy Chi-Heng Cheng(2)**	2,058,600	(8)	1.9	%(8)
All Officers and Directors as a Group (4 persons)	16,188,700		13.4%

* Less than 1%

** Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 111,131,373 shares of common stock outstanding as of April 12, 2019.

(2)	The business address for these individuals is 354 Merrimack Street, Lawrence, MA 01843.

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

(4)	Includes 520,000 shares owned by Dr. Platt’s wife and 500,000 shares issuable pursuant to outstanding stock options currently exercisable. Excludes 20,000 shares held by Dr. Platt’s daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt’s son as to which Dr. Platt disclaims beneficial ownership.

(5)	Dr. Parnes beneficially owns 7,524,156 shares of common stock held directly. In addition, Dr. Parnes owns common stock purchase warrants to acquire an aggregate of 2,100,000 shares of common stock at $0.10 per share. However, the convertible notes and the common stock purchase warrants prohibit the holder from converting or exercising such instruments if the investor’s beneficial ownership were to exceed 4.99% of the Issuer’s outstanding shares of common stock. Dr. Parnes also own warrants to purchase 9,000,000 shares of the Company’s common stock. However, the convertible notes and the common stock purchase warrants prohibit the holder from converting or exercising such instruments if the investor’s beneficial ownership were to exceed 4.99% of the Issuer’s outstanding shares of common stock.

Includes 2,100,000 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable.

Also include 55,000 shares of the Company’s Series A Preferred stock convertible into 5,500,000 shares of the Company’s common stock along with warrants to purchase 11,000,000 shares of common stock

(6)	Includes 5,333,320 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable and 32,773,900 shares issuable upon conversion of the Convertible Notes Payable plus accrued interest. Cheng Chi Him exercises voting and investment control over these securities.

(7)	Includes 130,000 shares issuable pursuant to an outstanding stock option currently exercisable.

(8)	Includes 1,998,600 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities. Includes 60,000 shares issuable pursuant to an outstanding stock option currently exercisable.

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

Conroy Chi-Heng Cheng is a director of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN®, in in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN®, for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN®,) and related products developed by the Company and a reduced royalty rate for products based on the Company’s intellectual property and developed by Advance Pharmaceutical. Revenue generated through this agreement for the years ended December 31, 2018 and 2017 were royalties of $0 and sales of $7,380, respectively.

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

In July 2013, CJY Holdings purchased 6,666,660 shares of the Company’s common stock and warrants to purchase an aggregate of 3,333,320 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 in the private placement conducted by the Company between July and September 2013. The warrants have an exercise price of $0.50 per share, are currently exercisable and have a five year term. During July 2018, the warrants were extended for an additional five years. In June 2015, the Company received $200,000 of cash proceeds from CJY Holdings Limited, in connection with a potential future exercise of its warrant. On November 12, 2015, the Company entered into a modification of a previously issued warrant agreement to CJY. The Board approved the reduction in the common stock warrant exercise prices from $0.50 to $1.00 per share to $0.17 per share. In connection with the June 2015 proceeds of $200,000 previously received by the Company and the reduction in the warrant exercise price, the Board approved the issuance of 1,194,440 shares of Common Stock to CJY in connection with the modified warrant agreement. On December 5, 2016, the common stock was issued. Prior to the issuance of common stock, the $200,000 was recorded in common stock subscribed.

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

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman. Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt. The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 in December 2013 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration. The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company. In May 2014, the Board approved a $50,000 increase in indemnification support, solely for the payment of outside legal expenses. The Company recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014. In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014. On March 2, 2015, the Board voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697. The Board determined that interest should be charged to Dr. Platt from the time he received the funds in July 2014, to the date of the board meeting and that this amount would be offset against interest the Company owes Dr. Platt in conjunction with the note payable as referenced in Note 12 of the accompanying Notes to the Financial Statements. The remaining amount would be considered settled in full by the Company.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Liggett & Webb, P.A. (“LW”) for the fiscal year ended December 31, 2018 and 2017.

Fee Category	2018	2017

Audit Fees – LW	$72,500	$72,500

Audit Related Fees	$27,750	$—

Tax Fees	$2,500	$2,500

All Other Fees	$—	$—

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

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating the acquisition audit of CureDM Group Holdings LLC.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2018 and 2017.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit No	Title of Document

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)
3.3	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
4.1	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.2	Form of 10% Convertible Promissory Note issued to CJY Holdings Limited (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.3	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015 and incorporated herein by reference)
4.4	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference)
4.5	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2015 and incorporated herein by reference)
4.6	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016 and incorporated herein by reference)
4.7	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016 and incorporated herein by reference)
4.8	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2016 and incorporated herein by reference)
4.9	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016 and incorporated herein by reference)
4.10	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.11	Form of 6% Senior Convertible Debenture Due 2018 issued to Investors (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.12	Form of Stock Purchase Warrant issued to Investors (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.13	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.14	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.15	Form of 6% Subordinated Convertible Debenture Due (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.16	Form of Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.17	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.18	Form of Certificate of Designation (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.19	Form of Common Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.20	Form of 10% promissory note issued to World Technology East II Limited (filed as exhibit 4.1 to the Company’s current Report on Form 8-K filed with the SEC on June 12, 2018 and incorporated herein by reference)

10.1	Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.2	Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.3	Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.4	Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
10.5	Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)
10.6	License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)
10.7	Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)
10.8	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.9	Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.10	Warrant Repricing and Exercise Agreement entered by and between Boston Therapeutics, Inc. and CJY Holdings Limited dated November 12, 2015, effective June 15, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015 and incorporated herein by reference)
10.11	Executive employment Agreement between Boston Therapeutics, Inc. and Carl W. Rausch dated as of August 12, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference)
10.12	Letter Agreement dated March 27, 2017 entered between Boston Therapeutics, Inc. and Carl W. Rausch (filed as exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2017 and incorporated herein by reference)
10.13	Contribution Agreement by and among Boston Therapeutics, Inc. and CureDM Group Holdings, LLC dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.14	Executive Retention Agreement by and between Boston Therapeutics, Inc. and Loraine Upham dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.15	License agreement between Boston Therapeutics, Inc. and Level Brands, Inc. (filed as exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on July 2, 2018 and incorporated herein by reference)
23.1	Consent of Liggett & Webb P.A.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101	The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the years ended December 31, 2018 and December 31, 2017 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

* Filed as an exhibit hereto.

** These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: April 16, 2019	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer and Chief Financial Officer
(Principle Executive Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl W. Rausch	Director, Chief Executive Officer and Chief Financial Officer	April 16, 2019
Carl Rausch	(Principal Executive Officer)

/s/ Conroy Chi-Heng Cheng	Director	April 16, 2019
Conroy Chi-Heng Cheng

/s/ S. Colin Neill	Director	April 16, 2019
S. Colin Neill

Boston Therapeutics, Inc.

FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boston Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Therapeutics, Inc. (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited cash resources, recurring cash used in operations and a history of operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company's auditor since 2015.

New York, New York

April 16, 2019

Boston Therapeutics, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
ASSETS
Current assets:
Cash	$12,467	$137,279
Accounts receivable	384	588
Prepaid expenses and other current assets	908,091	214,539
Inventory, net	1,013	38,541
Total current assets	921,955	390,947

Property and equipment, net	2,132	3,565
Intangible assets, net	515,212	439,286
Goodwill	—	69,782
Total assets	$1,439,299	$903,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$509,818	$299,257
Accrued expenses and other current liabilities	1,160,643	352,526
Deferred revenue	104,782	104,782
Convertible note payable – related party, net of discount, current portion	1,371,668	1,017,143
Convertible notes payable, net of discount, current portion	250,000	1,207,291
Notes payable – related parties, current portion	758,257	277,820
Note payable marketing agreement	450,000	—
Derivative liability, current portion	54,242	429,141
Total current liabilities	4,659,410	3,687,960

Warrant liability	925,806	1,099,200
Total liabilities	5,585,216	4,787,160

COMMITMENTS AND CONTINGENCIES (See Note 12)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Preferred stock, 150,000 shares designated, 82,500 and 55,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	83	55
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 110,131,373 and 64,437,163 shares issued and outstanding at December 31, 2018 and 2017, respectively	110,131	64,437
Additional paid-in capital	19,156,138	15,862,980
Accumulated deficit	(23,412,269)	(19,811,052)
Total stockholders’ deficit	(4,145,917)	(3,883,580)

Total liabilities and stockholders’ deficit	$1,439,299	$903,580

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Consolidated Statements of Operations

For the years Ended December 31, 2018 and 2017

	2018	2017

Revenue	$31,723	$29,356

Operating expenses:
Direct expenses	67,133	49,761
Research and development	182,665	177,646
Sales and marketing	77,166	23,906
General and administrative	1,738,168	1,043,699
Impairment of goodwill	1,246,002	—
Total operating expenses	3,311,134	1,295,012

Operating loss	(3,279,411)	(1,265,656)

Other (expenses) income:
Interest expense	(729,158)	(1,656,343)
Financing costs	(78,534)	(125,664)
Gain (loss) on extinguishment of debt	2,374	(81,541)
Change in fair value of derivative liability	83,287	904,896
Change in fair value of warrant liability	400,225	639,435
Total other (expenses) income	(321,806)	(319,217)

Loss before provision for income taxes	(3,601,217)	(1,584,873)
Provision for income taxes	—	—

Net loss	$(3,601,217)	$(1,584,873)
Net loss per share- basic and diluted	$(0.04)	$(0.03)
Weighted average shares outstanding basic and diluted	102,498,023	51,467,103

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Statement of Stockholders' Deficit

For the Years Ended December 31, 2018 and 2017

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at December 31, 2016	—	$—	46,702,836	$46,703	$15,060,616	$(18,226,179)	$(3,118,860)

Conversion of convertible note payable and accrued interest into common stock	—	—	1,704,968	1,705	115,770	—	117,475
Conversion of related party accrued Interest into common stock	—	—	21,370	21	2,116	—	2,137
Conversion of accrued Interest into common stock	—	—	1,507,989	1,508	77,661	—	79,169
Conversion of related party convertible note and accrued interest into common stock	—	—	14,000,000	14,000	686,000	—	700,000
Issuance of Series A preferred stock for cash	55,000	55	—	—	549,945	—	550,000
Loss on extinguishment upon conversion of convertible note payable related party	—	—	—	—	(170,813)	—	(170,813)
Issuance of common stock in exchange for consulting services	—	—	500,000	500	26,900	—	27,400
Issuance of warrant to purchase common stock in exchange for consulting services	—	—	—	—	12,495	—	12,495
Stock based Compensation	—	—	—	—	49,756	—	49,756
Reclassification of derivative liability	—	—	—	—	(547,466)	—	(547,466)
Net Loss	—	—	—	—	—	(1,584,873)	(1,584,873)

Balance, December 31, 2017	55,000	55	64,437,163	64,437	15,862,980	(19,811,052)	(3,883,580)

Stock based compensation	—	—	—	—	175,076	—	175,076
Issuance of common stock in acquisition of CureDM Group Holdings LLC	—	—	25,000,000	25,000	1,225,000	—	1,250,000
Issuance of Series A Preferred stock for cash	27,500	28	—	—	274,972	—	275,000
Conversion of convertible note payable and accrued interest into common stock	—	—	17,027,544	17,027	1,260,039	—	1,277,066
Issuance of warrants to purchase capital stock in exchange for extension of note payable	—	—	—	—	21,121	—	21,121
Issuance of common stock in exchange for consulting services	—	—	3,666,666	3,667	326,333	—	330,000
Reclassification of derivative liability	—	—	—	—	10,617	—	10,617
Net loss	—	—	—	—	—	(3,601,217)	(3,601,217)

Balance, December 31, 2018	82,500	$83	110,131,373	$110,131	$19,156,138	$(23,412,269)	$(4,145,917)

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:

Net Loss	$(3,601,217)	$(1,584,873)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	159,902	67,001
Impairment of goodwill	1,246,002	—
Stock-based compensation	175,076	49,756
Issuance of common stock and common stock warrants for consulting services	330,000	39,895
(Gain)/loss on extinguishment of debt	(2,374)	81,541
Change in fair value of warrant liabilities	(400,225)	(639,435)
Change in fair value of derivative liabilities	(83,287)	(904,896)
Provision for inventory obsolescence	31,752	12,997
Amortization of debt discount and deferred finance cost	624,608	1,510,782
Warrants issued for extension of debt	21,121	—
Changes in operating assets and liabilities
Accounts receivable	204	4,423
Inventory	5,776	3,578
Prepaid expenses and other current assets	(243,552)	(131,829)
Accounts payable	46,354	(20,217)
Accrued expenses	806,019	243,455
Deferred revenue	—	(7,380)
Net cash used in operating activities	(883,841)	(1,275,202)

Cash flows from investing activities
Cash acquired through CureDM purchase	3,592	—
Purchase of property and equipment	—	(4,704)
Net cash provided by (used in) investing activities	3,592	(4,704)

Cash flows from financing activities
Proceeds from issuance of notes payable to related parties	480,437	—
Proceeds from issuance of convertible notes payable, related party	—	200,000
Repayment of notes payable, related party	—	(20,000)
Proceeds from issuance of preferred stock	275,000	550,000
Net cash provided by financing activities	755,437	730,000

Net decrease in cash	(124,812)	(549,906)
Cash, beginning of year	137,279	687,185
Cash, end of year	$12,467	$137,279

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Issuance of common stock for the acquisition of CureDM Groups Holdings LLC	$1,250,000	$—
Issuance of note payable for marketing services	$450,000	$—
Conversion of convertible notes payable plus accrued interest into common stock	$1,277,066	$198,781
Derivative liabilities associated with issuance of preferred stock	$226,833	$547,466
Conversion of convertible notes payable related party plus accrued interest into common stock	$—	$700,000
Derivative liability associated with convertible note payable	$10,617	$—
Loss on extinguishment of convertible note payable related party charged to additional paid in capital	$—	$170,813

The accompanying notes are an integral part of these financial statements.

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 shall be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Notes 3 and 15.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $23.4 million as of December 31, 2018 and used cash in operations of $883,841 during the year ended December 31, 2018. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $12,500 cash on hand at December 31, 2018. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company raised $275,000 in gross proceeds from private placements of our Series A Preferred Stock during the first quarter of 2018. See Note 9. During the second quarter of 2018, the Company issued a note payable to a related party for $100,000. See Note 11. At the end of the third quarter of 2018, the Company approved a Private Placement Memorandum in an effort to raise additional funds. Also, at the end of the third quarter, the Company issued a Note Payable to CJY Holdings, Ltd, a related party, for $305,937. Also, in the fourth quarter of 2018, the Company has increased the amount of the note payable to the related party noted above to $174,500. An additional $339,144 was advanced to the Company during April 2019, from these related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, CureDM, from the date of acquisition. All significant intercompany transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at December 31, 2018 and 2017.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 (“ASC 606”). A five-step analysis must be met as outlined in ASC 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company generates revenues from sales of SUGARDOWN®. In practice, the Company has not experienced or granted significant returns of product. Shipping fees charged to customers are included in revenue and shipping costs are included in costs of sales.

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement, whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. During the years ended December 31, 2018 and 2017, the Company recognized royalties revenue from APC of $0 and $7,380, respectively.

As disclosed in Note 10, Advance Pharmaceutical Company Ltd. (“APC”), a related party, accounted for 0% and 25% of total revenue, during the years ended December 31, 2018 and 2017, respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of December 31, 2018 and 2017.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2018 and 2017, the Company recorded depreciation expense of $1,706 and $2,716, respectively.

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

The Company performed its impairment review of goodwill for the years ended December 31, 2018 and 2017 and concluded that goodwill was impaired at December 31, 2018. The company recorded impairment of goodwill in the amount of $1,246,002 for the year ended December 31, 2018.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the year ended December 31, 2018 did not include 9,594,000, 38,999,990, 36,407,367 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2017 did not include 9,594,000, 41,029,669, 50,419,670 and 5,500,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 12.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the selling and marketing expenses in the statements of operations. The Company did not incur any advertising costs for either year ended December 31, 2018 and 2017, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of December 31, 2018 and 2017, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Reclassification

Certain amounts in the December 31, 2017 financial statements have been reclassified to conform to the presentation used at December 31, 2018.

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

A summary of consideration is as follows:

25,000,000 shares of the Company’s common stock	$1,250,000
22,741,140 contingency shares of the Company’s common stock	—

Total consideration	$1,250,000

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Assets acquired:
Cash	$3,592
Property and equipment	273
Goodwill	1,176,220
Intangibles	234,122
Liabilities assumed:
Accounts payable and accrued expenses	(164,207)
Net assets acquired	$1,250,000

As of December 31, 2018, the Company expects the probability of the milestones for issuance of the contingent shares to be remote and therefore has placed no value on the shares as of December 31, 2018. See Note 15.

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

	For the year ended December 31,
	2018	2017
Total revenues	$31,273	$31,263
Net loss	(3,601,217)	(2,086,490)
Basic and diluted net earnings per common share	$(0.04)	$(0.03)

4.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at December 31, 2018 and 2017 net of inventory reserves, were as follows:

	2018	2017
Raw materials	$—	$33,055
Finished goods	1,013	5,486
Total	$1,013	$38,541

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value. The Company recorded a charge to the provision for inventory obsolescence in the amount of $31,752 and $12,997 for the years ended December 31, 2018 and 2017, respectively.

5.	INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications, which were obtained through the acquisition of BTI in 2010, are being amortized on a straight-line basis over their estimated useful lives of 14 years.

Intangible assets consist of the following as of December 31:

	2018	2017
SUGARDOWN® technology and patent applications	$1,134,122	$900,000
Less accumulated amortization	(618,910)	(460,714)
Intangible assets, net	$515,212	$439,286

Amortization expense for each of the years ended December 31, 2018 and 2017 was $158,196 and $64,285, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at December 31, 2018 and 2017:

	2018	2017
Accrued payroll	$188,716	$—
Professional fees	95,018	60,000
Accrued consulting fees	202,000	—
Interest	668,183	292,526
Accrued expense reimbursement	6,726	—
Total	$1,160,643	$352,526

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial liabilities as of December 31, 2018 and 2017 measured at fair value on a recurring basis are summarized below:

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$54,242	$—	$—	$54,242
Warrant liability	925,806	—	—	925,806
Total	$980,048	$—	$—	$980,048

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$429,141	$—	$—	$429,141
Warrant liability	1,099,200	—	—	1,099,200
Total	$1,528,341	$—	$—	$1,528,341

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

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the years ended December 31, 2018 and 2017:

Conversion option:

	December 31,	December 31,
	2018	2017
Common Stock Closing Price	$0.03	$0.04 to 0.07
Conversion Price per Share	$0.075 to 0.10	$0.075 to 0.10
Conversion Shares	5,333,333	21,666,667
Call Option Value	0.013 to 0.055	0.0188 to 0.0568
Dividend Yield	0.00%	0.00%
Volatility	221.92%	208.82% to 214.34%
Risk-free Interest Rate	2.46% to 2.51%	1.03% to 1.76%
Term	0.32 to .625 years	0.62 to 2 years

Exercise option:

	December 31,	December 31,
	2018	2016
Common Stock Closing Price	$0.03	$0.04 to 0.075
Conversion Price per Share	$0.10 to 0.15	$0.10 to 0.15
Conversion Shares	34,000,000	29,000,000
Call Option Value	0.026 to 0.028	0.0375 to 0.0723
Dividend Yield	0.00%	0.00%
Volatility	221.92%	208.82 to 214.34%
Risk-free Interest Rate	2.46 to 2.51%	1.62 to 2.2%
Term	2.62 to 4 years	3.62 to 5 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the years ended December 31, 2017 and 2016:

	Debt	Warrant
	Derivative	Liability
Balance December 31, 2016	$1,234,106	$1,093,765
Aggregate amount of derivative instruments issued	85,381	644,870
Transferred in due to conversions	14,551	—
Change in fair value of derivative liabilities	(904,897)	(639,435)
Balance, December 31, 2017	429,141	1,099,200
Aggregate amount of derivative instruments issued	—	226,831
Transferred in due to conversions	(291,612)	—
Change in fair value of derivative liabilities	(83,287)	(400,225)
Balance, December 31, 2018	$54,242	$925,806

8.	CONVERTIBLE NOTES PAYABLE

In August and September 2016, the Company issued senior convertible debentures for an aggregate of $1,600,000 (the “Convertible Debentures”) in exchange for an aggregate net cash proceeds of $1,327,300, net of financing costs. The Convertible Debentures have a stated interest rate of 6% per annum payable quarterly beginning June 30, 2017 and were due two years from the date of issuance, the latest due September 15, 2018 and are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.075 with certain anti-dilutive (reset) provisions and are subject to forced conversion if either i) the volume weighted average common stock price for each of any 10 consecutive trading days equals or exceeds $0.50, or (ii) the Company’s elects to lists a class of securities on a national securities exchange.

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

The Company recognized the value attributable to the conversion feature of the convertible debenture and issued warrants of $2,203,336 and together with financing costs of $272,700 (aggregate of $2,476,036) as a discount against the notes up to $1,600,000 with the excess of $876,036 charged to current period interest. The Company valued the conversion option and the warrants using the Binomial Lattice pricing model as described in Note 6. The debt discount was amortized over the note’s maturity period as interest expense.

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

In August 2018, two investors entered in agreements to extend the due date of convertible debentures held in the amount of $250,000 until August 31, 2019. One of the investors was issued warrants to acquire 375,000 shares of common stock for $0.075 per share. The warrants expire in five years. The fair value of the warrants on the date of issuance was $21,121 which is included in interest expense for the year ended December 31, 2018.

During 2018, 29 investors converted their Convertible Debentures totaling $1,225,000 plus accrued interest of $52,066, into 17,027,544 shares of the Company’s common stock. Upon conversion, a loss on extinguishment was recorded in the amount of $2,374.

For the year ended December 31, 2018 and 2017, the Company amortized $543,347 and $760,082, respectively, debt discount to operations as interest expense.

Convertible notes payable consist of the following at December 31, 2018 and December 31, 2017:

	2018	2017
Principal balance	$250,000	$1,475,000
Debt discount	—	(189,175)
Deferred finance costs	—	(78,534)
Outstanding, net of debt discount	$250,000	$1,207,291

9.        MARKETING AGREEMENT

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

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at December 31, 2018 totaled $18,493.

As of December 31, 2018, the Company has not issued the $400,000 of common stock (See Note 15)

10.	STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of December 31, 2018, and 2017, the Company has 82,500 and 55,000 shares of Series A Preferred Stock outstanding, respectively.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $226,833 as a charge against additional paid in capital. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 6

Common Stock

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

During 2018, 29 investors converted their Convertible Debenture totaling $1,225,000 plus accrued interest of $52,066, into 17,027,544 shares of the Company’s common stock.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of December 31, 2018, the Company had 38,999,990 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following table summarizes the Company’s common stock warrants activity for the years ended December 31, 2018 and 2017:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	28,424,669	$0.29	$—
Granted	13,250,000	0.14
Exercised	—	—
Forfeited/Canceled	(645,000)	1.00
Outstanding as of December 31, 2017	41,029,669	0.23	$—
Granted	5,875,000	0.15
Exercised	—	—
Forfeited/Canceled	(7,904,679)	0.43
Outstanding as of December 31, 2018	38,999,990	$0.17	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.03 at December 31, 2018, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

11.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of December 31, 2018 and 2017, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of December 31, 2018 and 2017, there were 9,344,000 options outstanding under the 2011 Plan.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to ten years.

On February 12, 2018, Loraine Upham was appointed as Chief Operating Officer. Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years. Ms. Upham resigned from the Company on November 30, 2018. As a result of her resignation all of her stock options were terminated and returned to the option pool.

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

The fair value of stock options granted and revaluation of non-employee consultant options for year ended December 31, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.22 - 2.3%
Expected dividend yield	0%
Volatility factor	217.6% - 219.04%
Expected life of option	1.71 - 5 years

The weighted-average fair value of stock options granted during the year ended December 31, 2016 under the Black-Scholes option pricing model was $0.12. For the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense of $175,076 and $49,756, respectively, in connection with share-based payment awards. As of December 31, 2018 and 2017, there was $144,991 and $182,439, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the years ended December 31, 2018 and 2017:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	12,289,000	$0.10 – 1.21	$0.39	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(2,695,000)	0.10 – 0.50	0.47
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.36	$—
Granted	4,000,000	0.06 – 0.20	0.12
Exercised	—	—	—
Options forfeited/cancelled	4,000,000	0.06 – 0.20	0.12
Outstanding as of December 31, 2018	9,594,000	$0.10 – 1.21	$0.29	$—

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2018:

		Vested or Expected to Vest					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	1,600,000	0.10	5.75	$—	1,600,000	$0.10	5.75	$
0.18	934,000	0.18	4.50	—	934,000	0.18	4.50		—
0.20	2,150,000	0.20	3.37	—	2,150,000	0.20	3.37		—
0.37	58,000	0.37	3.67	—	58,000	0.37	3.67		—
0.40	2,000,000	0.40	2.67	—	—	0.40	2.67		—
0.42	63,000	0.42	2.00	—	63,000	0.42	2.00		—
0.50	310,000	0.50	0.83	—	310,000	0.50	0.83		—
0.60	2,000,000	0.60	2.67	—	—	0.60	2.67		—
0.69	100,000	0.69	5.25	—	100,000	0.69	5.25		—
1.21	379,000	1.21	5.03	—	379,000	1.21	5.03		—
$0.10-1.21	9,594,000	$0.29	3.70	$—	5,594,000	$0.27	4.47		$—

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2018 and 2017:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2016	4,000,000	$0.50
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of December 31, 2017	4,000,000	$0.50
Granted	4,000,000	0.12
Forfeited	—	—
Vested	(4,000,000)	0.12
Non-vested as of December 31, 2018	4,000,000	$0.50

The weighted-average remaining contractual life for options exercisable at December 31, 2018 is 3.70 years. At December 31, 2018 the Company has 8,156,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at both December 31, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $0 for both years as no options were exercised. The actual tax benefit realized from stock option exercises during the years ended December 31, 2018 and 2017 were $0 for both years as no options were exercised in either year.

12.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of December 31, 2018, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. Revenue generated pursuant to the Agreement for years ended December 31, 2018 or 2017 was $0 and $7,380, respectively.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2018 and 2017, $59,650 and $38,979, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $261,656 and $565,062 during the years ended December 31, 2018 and 2017, respectively.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $92,842 and $63,765 during the years ended December 31, 2018 and 2017, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at December 31:

	2018	2017
Principal balance	$1,402,000	$1,402,000
Debt discount	(30,332)	(384,857)
Outstanding, net of debt discount	$1,371,668	$1,017,143

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned equally by Carl W. Rausch, the Company’s CEO and a director, and Conroy Chi-Heng Cheng, a director of the Company. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. During the fourth quarter of 2018, the Company increased the amount of the note payable to $174,500 with borrowings of $44,500 on October 4, $15,000 on November 5 and $15,000 on December 7. Interest accrues on the WTE2 Note at the rate of 10.0% per annum. Accrued interest at December 31, 2018 totaled $6,843.

Included in accounts payable at December 31, 2018 and December 31, 2017, are amounts due shareholders, officers and directors of the Company in the amounts of $121,453 and $80,982, respectively.

Included in accrued expenses at December 31, 2018 and 2017 are amounts due shareholders, officers and directors of the Company in the amounts of $590,829 and $247,912, respectively.

13.	PROVISION FOR INCOME TAXES

During the years ended December 31, 2018 and 2017, no provision for income taxes was recorded as the Company generated net operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2018	2017
Net operating loss carryforwards	23.9%	23.9%
State taxes, net of federal benefit	5.0%	5.0%
Federal research and development tax credit	0.3%	0.3%
Other	4.5%	4.5%
Change in deferred tax asset valuation allowance	(33.7)	(33.7)%
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
Net operating loss carryforwards	$4,964,400	$4,175,600
Tax credit carryforwards	112,200	103,100
Non-qualified stock options	832,000	790,100
Gross deferred tax assets	5,908,600	5,068,800
Valuation allowance	(5,908,600)	(5,068,800)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of $20.8 million, which begin to expire in years 2035 and 2019, respectively. The Company also has estimated available research and development tax credit carryforwards for federal income tax purposes of $112,200, which begin to expire in year 2032.

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

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2018, the Company increased its valuation allowance by $839,800 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

14.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company discontinued leasing the space on September 30, 2018. The Company recognized rent expense of $2,700 and $3,600 for the years ended December 31, 2018 and 2017, respectively.

The Company also leases office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110. The Company recognized rent expense of $7,296 during the year ended December 31, 2018.

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

The Company believes the milestones noted above will not be achieved and that the Milestone BTHE Shares will not be issued. Therefore, the Company has not established a contingent liability to recognize the milestone shares obligations.

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

On February 12, 2018, Loraine Upham was appointed as Chief Operating Officer. The Company and Ms. Upham entered into an Executive Retention Agreement pursuant to which Ms. Upham was engaged as Chief Operating Officer with an annual salary of $200,000. However, Ms. Upham’s salary shall accrue until the Company has raised a minimum of $1,250,000. Ms. Upham is eligible for bonuses as determined by the Board of Directors. These include a bonus of $20,000 is to be paid upon the Company successfully raising $1,250,000 through the sale of equity; an annual performance bonus based on milestones related to clinical progress, partnering and fund raising success to be established by the Board of Directors or the Compensation Committee, if in existence on an annual basis. In addition, Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years. Ms. Upham resigned from the Company on November 30, 2018. As a result of her resignation all of her stock options were terminated and returned to the option pool. Her accrued salary and vacation of $188,716 will be paid once the funding is obtained. (See Note 15)

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling$52,000 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of December 31, 2018.

15.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2018 through the date of the filing for possible disclosure and recognition in the financial statements.

On January 10, 2019, the company’s Board of Directors approved the issuance of 1,000,000 shares of the company’s common stock to a consultant for services.

During March 2019 we were served with notification of litigation regarding our merger with CureDM Holdings. CureDM Holdings’ former parent company, CureDM Inc. has filed a complaint regarding breach of contract and other matters relating to their desire to unwind the merger according to the original merger agreement. This matter has just recently been filed and we are still evaluating it with our legal counsel. At this time, we are unable to state with certainty and outcome either positive or negative. We do intend to vigorously defend against the claims.

In addition to the above matter, we are also in arbitration with another company, Level Brands, regarding a marketing contract between our companies. Both parties are claiming non performance under the contract. The matter is currently in arbitration but is very early into the process and we are unable to determine any outcome positive or negative at this time.

On April 4, 2019, the company borrowed $50,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On April  12, 2019, the Company borrowed $289,144 from a related party to continue its clinical trials in the U.S. The Note bears interest at 10% and is due in twelve months.