Form 10-Q
period 2019-03-31
Boston Therapeutics, Inc.
filed 2019-05-20
CIK 1473579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒           No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDEING FIVE YEARS;

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐           No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registere

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2019
Common Stock, $0.001 par value per share	111,131,373 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Boston Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$8,119	$12,467
Accounts receivable	—	384
Prepaid expenses and other current assets	436,014	908,091
Inventory, net	7,637	1,013
Total current assets	451,770	921,955

Property and equipment, net	1,726	2,132
Intangible assets, net	476,762	515,212
Total assets	$930,258	$1,439,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$551,251	$509,818
Accrued expenses and other current liabilities	1,322,103	1,160,643
Deferred revenue	104,782	104,782
Convertible note payable, related party, net of discount	1,394,762	1,371,668
Convertible note payable	250,000	250,000
Notes payable – related parties	808,257	758,257
Note payable – marketing agreement	450,000	450,000
Derivative liability	47,996	54,242
Total current liabilities	4,929,151	4,659,410

Warrant liability	1,062,411	925,806
Total liabilities	5,991,562	5,585,216

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A preferred stock, 150,000 shares designated, 82,500 shares issued and outstanding at March 31, 2019 and December 31, 2018.	83	83
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 111,131,373 and 110,131,373 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	111,131	110,131
Additional paid-in capital	19,191,631	19,156,138
Accumulated deficit	(24,364,149)	(23,412,269))

Total stockholders’ deficit	(5,061,304)	(4,145,917))

Total liabilities and stockholders’ deficit	$930,258	$1,439,299

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2019	2018
Revenue	$4,085	$9,236

Operating expenses:
Direct expenses	6,912	8,826
Research and development	488,450	42,946
Sales and marketing	30,941	6,968
General and administrative	213,701	672,644
Total operating expenses	740,004	731,384

Operating loss	(735,919)	(722,148)

Other income (expenses):
Interest expense	(85,602)	(344,156)
Financing costs	—	(10,472)
Loss on extinguishment of debt	—	(257,775)
Change in fair value of warrant liability	(136,605)	(1,228,703)
Change in fair value of derivative liabilities	6,246	(179,952)
Total other income (expenses)	(215,961)	(2,021,058)
Net loss before provision for income taxes	(951,880)	(2,743,206)
Provision for income taxes	—	—
Net loss	$(951,880)	$(2,743,206)

Net loss per share- basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding basic and diluted	111,131,373	81,823,866

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	110,131,373	$110,131	82,500	$83	$19,156,138	$(23,412,269)	$(4,145,917)

Stock based compensation	—	—	—	—	13,593	—	13,593
Issuance of common stock in exchange for consulting services	1,000,000	1,000	—	—	21,900	—	22,900
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(951,880)	(951,880)

Balance, March 31, 2019	111,131,373	$111,131	82,500	$83	$19,191,631	$(24,364,149)	$(5,061,304)

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2018

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	64,437,163	$64,437	55,000	$55	$15,862,980	$(19,811,052)	$(3,883,580)

Stock based compensation	—	—	—	—	46,281	—	46,281
Issuance of common stock in acquisition of CureDM Group Holdings, LLC	25,000,000	25,000	—	—	1,225,000	—	1,250,000
Issuance of Series A Preferred Stock for cash	—	—	27,500	28	274,972	—	275,000
Conversion of convertible note payable and accrued interest into common stock	14,557,116	14,557	—	—	1,077,227	—	1,091,784
Issuance of common stock in exchange for consulting services	3,666,666	3,667	—	—	326,333	—	330,000
Reclassification of derivative liability	—	—	—	—	56,890	—	56,890
Net loss for the three months ended March 31, 2018	—	—	—	—	—	(2,743,206)	(2,743,206)

Balance, March 31, 2018 (unaudited)	107,660,945	$107,661	82,500	$83	$18,869,683	$(22,554,258)	$(3,576,831)

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(951,880)	$(2,743,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,856	40,406
Stock-based compensation	13,593	46,281
Amortization of discount on debt and deferred financing costs	23,094	286,313
Loss on extinguishment of debt	—	257,775
Change in fair value of warrant liability	136,605	1,228,703
Change in fair value of derivative liabilities	(6,246)	179,952
Issuance of common stock for consulting services	22,900	330,000
Changes in operating assets and liabilities:
Accounts receivable	384	(482)
Inventory	(6,624)	1,721
Prepaid expenses and other current assets	472,077	(2,999)
Accounts payable	41,433	63,072
Accrued expenses	161,460	101,911
Net cash used in operating activities	(54,348)	(210,553)

Cash flows from investing activities:
Net cash on acquisition	—	3,592
Net cash provided by investing activities	—	3,592

Cash flows from financing activities:
Cash received from issuance of related party notes payable	50,000	—
Proceeds from issuance of preferred stock	—	275,000
Net cash provided by financing activities	50,000	275,000

Net (decrease) increase in cash	(4,348)	68,039
Cash, beginning of period	12,467	137,279
Cash, end of period	$8,119	$205,318

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities:
Conversion of convertible notes payable and accrued interest into common stock	$—	$1,091,784
Derivative liability associated with preferred stock	$—	$226,833
Issuance of common stock for the acquisition of CureDM Group Holdings LLC	$—	$1,250,000
Contingent liability shares and goodwill in acquisition of CureDM Groups Holdings LLC	$—	$1,137,057

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 shall be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Notes 3 and 13.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $24.4 million as of March 31, 2019 and used cash in operations of $54,348 during the three months ended March 31, 2019. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $8,000 cash on hand at March 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. In addition, the Company was advanced $339,144 during April 2019, from two related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

For the Three Months Ended March 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at March 31, 2019 and December 31, 2018.

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement, whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. The Company did not recognize any revenue from royalties from APC during the three months ended March 31, 2019 and 2018 respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of March 31, 2019 and December 31, 2018.

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

For the Three Months Ended March 31, 2019 and 2018

Property and Equipment

Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset Category	Estimated Useful Life
Office Furniture and Equipment	5 years
Computer Equipment and Software	3 years

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $406 and $488, respectively.

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

The Company performed its impairment review of goodwill for the year ended December 31, 2018 and concluded that goodwill was impaired at December 31, 2018. The company recorded impairment of goodwill in the amount of $1,246,002 for the year ended December 31, 2018. No goodwill exists at March 31, 2019.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three months ended March 31, 2019 did not include 9,494,000, 38,583,320, 39,516,617 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2018 did not include 9,594,000, 46,179,669, 40,406,713 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three months ended March 31, 2019 and 2018.

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

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the sales and marketing expenses in the statements of operations. The Company did not incur any advertising costs for either three month period ended March 31, 2019 and 2018, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of March 31, 2019 and December 31, 2018, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash. The Company places its cash and cash equivalents in highly rated financial institutions. The Company maintains cash balances with financial institutions that occasionally exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2019 and December 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

For the Three Months Ended March 31, 2019 and 2018

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

Recent Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard did not have a material effect on the Company’s consolidated Financial statements.

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

As of March 31, 2019 and December 31, 2018, the Company expects the probability of the milestones for issuance of the contingent shares to be remote and therefore has placed no value on the shares as of March 31, 2019 and December 31, 2018. See Note 13.

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

	Three months ended, March 31, 2019	Three months ended, March 31, 2018
Total revenues	$4,085	$9,236
Net loss	$(951,880)	$(2,743,206)
Basic and diluted net earnings per common share	$(0.01)	$(0.03)

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

For the Three Months Ended March 31, 2019 and 2018

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

4.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at March 31, 2019 and December 31, 2018, net of inventory reserves, were as follows:

	2019	2018
Finished goods	$7,637	$1,013

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

Intangible assets consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
SUGARDOWN® technology and patent applications	$1,134,122	$1,134,122
Less accumulated amortization	(657,360)	(618,910)
Intangible assets, net	$476,762	$515,212

Amortization expense was $38,450 and $39,918 for the three months ended March 31, 2019 and 2018, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at March 31, 2019 and December 31, 2018:

	2019	2018
Accrued payroll	$188,716	$188,716
Professional fees	77,472	95,018
Accrued consulting fees	523,600	413,600
Interest	519,120	456,613
Accrued expense reimbursement and other	13,195	6,696
Total	$1,322,103	$1,160,643

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level	1 - quoted prices in active markets for identical assets or liabilities

Level	2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level	3 - inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of March 31, 2019 measured at fair value on a recurring basis are summarized below:

	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$47,996	$—	$—	$47,996
Warrant liability	1,062,411	—	—	1,062,411
Total	$1,110,407	$—	$—	$1,110,407

Financial liabilities as of December 31, 2018 measured at fair value on a recurring basis are summarized below:

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$54,242	$—	$—	$54,242
Warrant liability	925,806	—	—	925,806
Total	$980,048	$—	$—	$980,048

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the three months ended March 31, 2019 and the year ended December 31, 2018:

Conversion option:

	March 31,	December 31,
	2019	2018
Common Stock Closing Price	$0.035	$0.03
Conversion Price per Share	$0.075 to 0.10	$0.075 to 0.10
Conversion Shares	5,333,333	5,333,333
Call Option Value	0.011 to 0.0056	0.013 to 0.055
Dividend Yield	0.00%	0.00%
Volatility	222.77%	221.92%
Risk-free Interest Rate	2.40% to 2.44%	2.46% to 2.51%
Term	0.25 to 0.375 years	0.32 to 0.625 years

Exercise option:

	March 31,	December 31,
	2019	2018
Common Stock Closing Price	$0.035	$0.03
Conversion Price per Share	$0.10 to 0.15	$0.10 to 0.15
Conversion Shares	34,000,000	34,000,000
Call Option Value	0.029 to 0.033	0.026 to 0.028
Dividend Yield	0.00%	0.00%
Volatility	222.77%	221.92%
Risk-free Interest Rate	2.21 to 2.27%	2.46 to 2.51%
Term	2.07 to 3.85 years	2.62 to 4 years

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the three months ended March 31, 2019 and 2018:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2018	$54,242	$925,806
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(6,246)	136,605
Balance, March 31, 2019	$47,996	$1,062,411

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2017	$429,141	$1,099,200
Aggregate amount of derivative instruments issued	—	226,833
Transferred in due to conversions	(273,080)	—
Change in fair value of derivative liabilities	179,952	1,228,703
Balance, March 31, 2018	$336,013	$2,554,736

8.	CONVERTIBLE NOTES PAYABLE

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

The Company recognized the value attributable to the conversion feature of the convertible debenture and issued warrants of $2,203,336 and together with financing costs of $272,700 (aggregate of $2,476,036) as a discount against the notes up to $1,600,000 with the excess of $876,036 charged to current period interest. The Company valued the conversion option and the warrants using the Binomial Lattice pricing model as described in Note 7. The debt discount was amortized over the note’s maturity period as interest expense.

On April 11, 2017, one investor converted his Convertible Debenture of $75,000 plus accrued interest of $2,873, into 1,038,301 shares of the Company’s common stock. Upon conversion, a loss on extinguishment was recorded in the amount of $51,267.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

For the three months ended March 31, 2019 and 2018, the Company amortized $0 and $275,841, respectively, of debt discount to operations as interest expense.

Convertible notes payable consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Principal balance	$250,000	$250,000
Debt discount	—	—
Deferred finance costs	—	—
Outstanding, net of debt discount	$250,000	$250,000

9.	MARKETING AGREEMENT

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

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at March 31, 2019 and December 31, 2018 totaled $27,493 and $18,493, respectively.

As of March 31, 2019, the Company has not issued the $400,000 of common stock

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

The Company is currently in arbitration with Level Brands, regarding this marketing contract. Both parties are claiming non performance under the contract. The matter is very early into the process and the Company is unable to determine any outcome positive or negative at this time. See Note 13.

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

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of March 31, 2019 and December 31, 2018, the Company has 82,500 shares of Series A Preferred Stock outstanding.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $650,421 as a charge against additional paid in capital up to $450,000 with the excess of $200,421 charged to change in fair value of warrant liability during the year ended December 31, 2017. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 7.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $93,312 as a charge against additional paid in capital. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 7.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $226,833 as a charge against additional paid in capital. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 7.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

Common Stock

On February 16, 2018, the Company’s Board of Directors approved the issuance of 3,666,666 shares of the Company’s common stock to two consultants for services rendered amounting to $330,000.

During 2018, 29 investors converted their Convertible Debenture totaling $1,225,000 plus accrued interest of $52,066, into 17,027,544 shares of the Company’s common stock.

On January 10, 2019, the Company issued 1,000,000 shares of its common stock in exchange for consulting services amounting to $22,900 pursuant to a consulting agreement entered into and approved by the Board of Directors on November 23, 2018.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of March 31, 2019, the Company had 38,583,320 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following tables summarize the Company’s common stock warrants activity for the three months ended March 31, 2019 and 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	38,999,990	$0.17	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	(416,670)	1.00	—
Outstanding as of March 31, 2019	38,583,320	$0.16	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	41,029,669	$0.23	$—
Granted	5,500,000	0.15	—
Exercised	—	—	—
Forfeited/Canceled	(350,000)	1.00	—
Outstanding as of March 31, 2018	46,179,669	$0.22	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.035 as of March 31, 2019, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

11.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of March 31, 2019 and December 31, 2018, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of March 31, 2019 and December 31, 2018, there were 9,244,000 and 9,344,000 options outstanding under the 2011 Plan.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

No stock options were issued under either plan during the three months ended March 31, 2019.

The fair value of stock options granted and revaluation of non-employee consultant options for the three months ended March 31, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.22% to 2.3%
Expected dividend yield	0%
Volatility factor	217.6% to 219.04%
Expected life of option	1.71 to 5 years

The weighted-average fair value of stock options granted during the three months ended March 31, 2017 under the Black-Scholes option pricing model was $0.048. For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $13,593 and $46,281, respectively, in connection with share-based payment awards. As of March 31, 2019 and 2018, there was $131,398 and $334,179, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2019:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2018	9,594,000	$0.10 – 1.21	$0.36
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	100,000	0.10	0.10
Outstanding as of March 31, 2019	9,494,000	$0.10 – 1.21	$0.37

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.36
Granted	4,000,000	0.06 – 0.20	0.12
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2018	13,494,000	$0.06 – 1.21	$0.29

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2019:

		Options Outstanding					Exercisable Options

Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	1,500,000	$0.10	5.50	$—	1,500,000	$0.10	5.50	$—
0.18	934,000	0.18	4.23	—	934,000	0.18	4.23	—
0.20	2,150,000	0.20	3.12	—	2,150,000	0.20	3.12	—
0.37	58,000	0.37	3.43	—	58,000	0.37	3.43	—
0.40	2,000,000	0.40	2.42	—	—	0.40	2.42	—
0.42	63,000	0.42	1.75	—	63,000	0.42	1.75	—
0.50	310,000	0.50	0.58	—	310,000	0.50	0.58	—
0.60	2,000,000	0.60	2.42	—	—	0.60	2.42	—
0.69	100,000	0.69	5.00	—	100,000	0.69	5.00	—
1.21	379,000	1.21	4.78	—	379,000	1.21	4.78	—
$0.10-1.21	9,494,000	$0.29	3.45	$—	5,494,000	$0.27	4.22	$—

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2019 and December 31, 2018:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2018	4,000,000	$0.50
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of March 31, 2019	4,000,000	$0.50

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

The weighted-average remaining contractual life for options exercisable at March 31, 2019 is 3.45 years. At March 31, 2019 the Company has 8,256,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at March 31, 2019. The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises during the three months ended March 31, 2018 was $0 as no options were exercised.

12.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of March 31, 2019 and December 31, 2018, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the three months ended March 31, 2019 or 2018.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of March 31, 2019 and December 31, 2018, $64,801 and $59,650, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $104,661 during the three months ended March 31, 2019 and 2018, respectively.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $23,094 and $23,560 during the three months ended March 31, 2019 and 2018, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

Convertible notes payable – related party consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Principal balance	$1,402,000	$1,402,000
Debt discount	(7,238)	(30,332)
Outstanding, net of debt	$1,394,762	$1,371,668

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned equally by Carl W. Rausch, the Company’s CEO and a director, and Conroy Chi-Heng Cheng, a director of the Company. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. During the fourth quarter of 2018, the Company increased the amount of the note payable to $174,500 with borrowings of $44,500 on October 4, $15,000 on November 5 and $15,000 on December 7. During the first quarter of 2019, the Company increased the amount of the note payable to $224,500 with borrowings of $30,000 on January 17 and $20,000 on February 11. Interest accrues on the WTE2 Note at the rate of 10.0% per annum. Accrued interest at March 31, 2019 and December 31, 2018 totaled $11,205 and $6,843, respectively.

On September 26, 2018, the Company issued a note payable for $305,937 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi- Heng Cheng, a director of the Company. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable September 26, 2019. Interest accrues on the CJY Note at the rate of 10% per annum. Accrued interest at March 31, 2019 and December 31, 2018 totaled $15,632 and $7,984, respectively.

Included in accounts payable at March 31, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $137,302 and $121,453, respectively.

Included in accrued expenses at March 31, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $933,573 and $779,545, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Pending litigation

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

Leases

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company discontinued leasing the space on September 30, 2018 but maintains a mailing address at the location. The Company recognized rent expense of $900 for the three months ended March 31, 2019 and 2018.

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

For the Three Months Ended March 31, 2019 and 2018

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

On February 12, 2018, Loraine Upham was appointed as Chief Operating Officer. The Company and Ms. Upham entered into an Executive Retention Agreement pursuant to which Ms. Upham was engaged as Chief Operating Officer with an annual salary of $200,000. However, Ms. Upham’s salary shall accrue until the Company has raised a minimum of $1,250,000. Ms. Upham is eligible for bonuses as determined by the Board of Directors. These include a bonus of $20,000 is to be paid upon the Company successfully raising $1,250,000 through the sale of equity; an annual performance bonus based on milestones related to clinical progress, partnering and fund raising success to be established by the Board of Directors or the Compensation Committee, if in existence on an annual basis. In addition, Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years. Ms. Upham resigned from the Company on November 30, 2018. As a result of her resignation all of her stock options were terminated and returned to the option pool. Her accrued salary and vacation of $188,716 will be paid once the funding is obtained. (See Note 13)

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling$52,000 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of March 31, 2019.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2019 through the date of the filing for possible disclosure and recognition in the financial statements.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $8,000 cash on hand at March 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. In addition, the Company was advanced $339,144 during April 2019, from two related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2019 compared to March 31, 2018

Revenue

Revenue for the three months ended March 31, 2019 was $4,085, a decrease of $5,151 as compared to revenue of $9,236 for the three months ended March 31, 2018. The decrease is attributable to the Company’s lack of financial resources to assist with sales and marketing costs.

Direct Expenses

Direct expenses related to revenue for the three months ended March 31, 2019 totaled $6,912 as compared to $8,826 for the three months ended March 31, 2018.  Costs for fulfillment were lower in 2019 due to the reduced volume of units sold.

Research and Development

Research and development expense for the three months ended March 31, 2019 was $488,450, an increase of $445,504 as compared to $42,946 for the three months ended March 31, 2018. The increase is the result of $450,000 of costs related to the domestic clinical trials being conducted for Sugardown. The remainder of the expense is non cash amortization of patents.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2018 was $30,941, an increase of $23,973 as compared to $6,968 for the three months ended March 31, 2018. The increase is related to the marketing agreement entered into with Level Brands, Inc. The Company is currently in arbitration with Level Brands, Inc., in an effort to end the contract which the Company believes is not beneficial. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended March 31, 2019 was $213,701, a decrease of $458,943 as compared to $672,644 for the three months ended March 31, 2018. The 2018 numbers include a stock award to two consultants totaling $330,000. In addition, the 2018 numbers include an accrual of $50,000 related to the employment contract for the Company’s new COO who joined us through the CureDM acquisition. Also, in 2018 the Company recognized increased stock compensation costs of $29,626 related to stock options issued to the new COO. Finally, we recognized increased professional fees, including audit fees, related to the acquisition of CureDM. The COO resigned from the Company on November 30, 2018. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants.

Other (Expenses) Income

Total other expense was ($215,961) for the three months ended March 31, 2019 compared to ($2,021,058) for the three months ended March 31, 2018. Interest expense decreased by approximately $259,000 for the three months ended March 31, 2019. This was due to the significant number of debt conversions that took place during 2018. Amortization of deferred financing costs from our 2016 fund raising also decreased by approximately $10,000 as the costs fully amortized during the third quarter of 2018. Also, during the first quarter of 2018, the Company recognized losses of approximately $258,000 due to the early extinguishment of its debt due to the conversions. There were no conversions during the three months ended March 31, 2018. The Company recognized a loss of approximately ($137,000) from the change in the valuation of its warrant liability for the three months ended March 31, 2019 compared to a loss of approximately ($1,229,000) for the first three months of 2018. The Company also recognized a gain of approximately $6,000 from the change in the valuation of its derivative liability for the three months ended March 31, 2019 compared to a loss of approximately ($180,000) for the first three months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019

As of March 31, 2019, we had cash of $8,119 and accounts payable and accrued expenses totaling $1,873,354. During the three months ended March 31, 2019, the Company used $54,348 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $8,000 cash on hand at March 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. In addition, the Company was advanced $339,144 during April 2019, from two related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

The Company may seek to raise additional capital or private debt or public or private equity financings, and partnerships or licensing opportunities in order to fund our operations. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

See Note 2 Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

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

As disclosed in our annual report filing for the year ended December 31, 2018, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2019 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  The Company is not aware of any other outstanding or pending litigation.

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

One January 10, 2019, the Company issued 1,000,000 shares of its common stock in exchange for consulting services amounting to $22,900.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2019 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: May 20, 2019	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer