Form 10-Q
period 2019-06-30
Boston Therapeutics, Inc.
filed 2019-08-19
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which register
Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2019
Common Stock, $0.001 par value per share	111,131,373 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Boston Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Cash	$11,026	$12,467
Accounts receivable	925	384
Prepaid expenses and other current assets	362,620	908,091
Inventory, net	6,548	1,013
Total current assets	381,119	921,955

Property and equipment, net	1,319	2,132
Intangible assets, net	438,886	515,212
Total assets	$821,324	$1,439,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$595,189	$509,818
Accrued expenses and other current liabilities	1,454,361	1,160,643
Deferred revenue	104,782	104,782
Convertible note payable, related party, net of discount	1,402,000	1,371,668
Convertible note payable	250,000	250,000
Notes payable – related parties	1,197,401	758,257
Note payable – marketing agreement	450,000	450,000
Derivative liability	7,752	54,242
Total current liabilities	5,461,485	4,659,410

Warrant liability	689,171	925,806
Total liabilities	6,150,656	5,585,216

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A preferred stock, 150,000 shares designated, 82,500 shares issued and outstanding at June 30, 2019 and December 31, 2018.	83	83
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 111,131,373 and 110,131,373 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	111,131	110,131
Additional paid-in capital	19,205,224	19,156,138
Accumulated deficit	(24,645,770)	(23,412,269)

Total stockholders’ deficit	(5,329,332)	(4,145,917)

Total liabilities and stockholders’ deficit	$821,324	$1,439,299

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	$5,371	$8,166	$9,456	$17,402

Operating expenses:
Direct expenses	5,895	45,946	12,807	54,772
Research and development	383,094	59,561	871,544	102,507
Sales and marketing	31,359	6,584	62,300	13,552
General and administrative	196,107	303,347	409,808	975,991
Total operating expenses	616,455	415,438	1,356,459	1,146,822

Operating loss	(611,084)	(407,272)	(1,347,003)	(1,129,420)

Other income (expenses):
Interest expense	(84,021)	(220,243)	(169,623)	(543,455)
Financing costs	—	(31,416)	—	(62,832)
Gain on extinguishment of debt	—	263,618	—	5,843
Change in fair value of warrant liability	373,240	121,077	236,635	(1,107,626)
Change in fair value of derivative liabilities	40,244	142,619	46,490	(37,333)
Total other income (expenses)	329,463	275,655	113,502	(1,745,403)
Net loss before provision for income taxes	(281,621)	(131,617)	(1,233,501)	(2,874,823)
Provision for income taxes	—	—	—	—
Net loss	$(281,621)	$(131,617)	$(1,233,501)	$(2,874,823)

Net loss per share- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Weighted average shares outstanding basic and diluted	111,131,373	108,032,948	111,131,373	95,000,808

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the six Months Ended June 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	110,131,373	$110,131	82,500	$83	$19,156,138	$(23,412,269)	$(4,145,917)

Stock based compensation	-	-	-	-	27,186	-	27,186
Issuance of common stock in exchange for consulting services	1,000,000	1,000	-	-	21,900	-	22,900
Net loss for the six months ended June 30, 2019	-	-	-	-	-	(1,233,501)	(1,233,501)

Balance, June 30, 2019 (unaudited)	111,131,373	$111,131	82,500	$83	$19,205,224	$(24,645,770)	$(5,329,332)

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the six Months Ended June 30, 2018

	Common Stock		Preferred Stock		Additional Paid-	Accumulated	Stockholdrs’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2017	64,437,163	$64,437	55,000	$55	$15,862,980	$(19,811,052)	$(3,883,580)

Stock based compensation	-	-	-	-	98,396	-	98,396
Issuance of common stock in acquisition of CureDM Group Holdings LLC	25,000,000	25,000	-	-	1,225,000	-	1,250,000
Issuance of Series A Preferred stock for cash	-	-	27,500	28	274,972	-	275,000
Conversion of convertible notes payable and accrued interest into common stock	15,255,618	15,255	-	-	1,128,917	-	1,144,172
Issuance of common stock in exchange for consulting services	3,666,666	3,667	-	-	326,333	-	330,000
Reclassification of derivative liability	-	-	-	-	44,847	-	44,847
Net loss for the six months ended June 30, 2018	-	-	-	-	-	(2,874,823)	(2,874,823)

Balance, June 30, 2018 (unaudited)	108,359,447	$108,359	82,500	$83	$18,961,445	$(22,685,875)	$(3,615,988)

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the three Months Ended June 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2019	111,131,373	$111,131	82,500	$83	$19,191,631	$(24,364,149)	$(5,061,304)

Stock based compensation	-	-	-	-	13,593	-	13,593
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(281,621)	(281,621)

Balance, June 30, 2019 (unaudited)	111,131,373	$111,131	82,500	$83	$19,205,224	$(24,645,770)	$(5,329,332)

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the three Months Ended June 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stockholdrs’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2018	107,660,945	$107,661	82,500	$83	$18,869,683	$(22,554,258)	$(3,576,831)

Stock based compensation	-	-	-	-	52,115	-	52,115
Conversion of convertible notes payable and accrued interest into common stock	698,502	698	-	-	51,690	-	52,388
Reclassification of derivative liability	-	-	-	-	(12,043)	-	(12,043)
Net loss for the three months ended June 30, 2018	-	-	-	-	-	(131,617)	(131,617)

Balance, June 30, 2018 (unaudited)	108,359,447	$108,359	82,500	$83	$18,961,445	$(22,685,875)	$(3,615,988)

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,233,501)	$(2,874,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,139	80,573
Stock-based compensation	27,186	98,396
Amortization of discount on debt and deferred financing costs	30,332	493,867
Provision for inventory obsolescence	—	31,752
Gain on extinguishment of debt	—	(5,843)
Change in fair value of warrant liability	(236,635)	1,107,626
Change in fair value of derivative liabilities	(46,490)	37,333
Issuance of common stock for consulting services	22,900	330,000
Changes in operating assets and liabilities:
Accounts receivable	(541)	—
Inventory	(5,535)	3,582
Prepaid expenses and other current assets	545,471	(14,270)
Accounts payable	85,371	17,980
Accrued expenses	293,718	213,917
Net cash used in operating activities	(440,585)	(479,910)

Cash flows from investing activities:
Net cash on acquisition	—	3,592
Net cash provided by investing activities	—	3,592

Cash flows from financing activities:
Proceeds from issuance of related party notes payable	439,144	100,000
Proceeds from issuance of preferred stock	—	275,000
Net cash provided by financing activities	439,144	375,000

Net decrease in cash	(1,441)	(101,318)
Cash, beginning of period	12,467	137,279
Cash, end of period	$11,026	$35,961

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities:
Conversion of convertible notes payable and accrued interest into common stock	$—	$1,144,172
Derivative liability associated with issuance of preferred stock	$—	$226,833
Derivative liability associated with convertible note payable	$—	$44,847
Note payable and accrued expenses for prepaid marketing	$—	$850,000
Issuance of common stock for the acquisition of CureDM Group Holdings LLC	$—	$1,250,000
Contingent share liability and goodwill in acquisition of CureDM Groups Holdings LLC	$—	$1,137,057

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Notes 3, 13 and 14.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of approximately $24.7 million as of June 30, 2019 and used cash in operations of $440,585 during the six months ended June 30, 2019. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $11,000 cash on hand at June 30, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. In addition, the Company was advanced $244,356 during July 2019, from two related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at June 30, 2019 and December 31, 2018.

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement with Advance Pharmaceutical Company Limited (“APC”), whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. APC is a related party as a director and significant stockholder of the Company is an owner and director of APC. The Company did not recognize any revenue from royalties from APC during the three or six months ended June 30, 2019 and 2018 respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of June 30, 2019 and December 31, 2018.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the three months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $407 and $406, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $813 and $894, respectively.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

The Company performed its impairment review of goodwill for the year ended December 31, 2018 and concluded that goodwill was impaired at December 31, 2018. The company recorded impairment of goodwill in the amount of $1,246,002 for the year ended December 31, 2018. No goodwill exists at June 30, 2019.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three and six months ended June 30, 2019 did not include 9,494,000, 38,583,320, 37,774,653 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and six months ended June 30, 2018 did not include 9,594,000, 46,179,669, 36,776,000 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three or six months ended June 30, 2019 and 2018.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the sales and marketing expenses in the statements of operations. The Company did not incur any advertising costs for either three or six month period ended June 30, 2019 and 2018, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of June 30, 2019 and December 31, 2018, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

For the Three and Six Months Ended June 30, 2019 and 2018

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2019 and December 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

For the Three and Six Months Ended June 30, 2019 and 2018

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

The new standard did not have a material effect on the Company’s unaudited condensed consolidated Financial statements.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

As of June 30, 2019 and December 31, 2018, the Company expects the probability of the milestones for issuance of the contingent shares to be remote and therefore has placed no value on the shares as of June 30, 2019 and December 31, 2018. See Notes 13 and 14.

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

Six months ended, June 30, 2018
Total revenues	$17,402
Net loss	$(2,874,823)
Basic and diluted net earnings per common share	$(0.03)

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

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at June 30, 2019 and December 31, 2018, net of inventory reserves, were as follows:

	2019	2018
Finished goods	$6,548	$1,013

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

Intangible assets consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018
SUGARDOWN® technology and patent applications	$1,134,122	$1,134,122
Less accumulated amortization	(695,236)	(618,910)
Intangible assets, net	$438,886	$515,212

Amortization expense was $37,876 and $39,761 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $76,326 and $79,679 for the six months ended June 30, 2019 and 2018, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at June 30, 2019 and December 31, 2018:

	2019	2018
Accrued payroll	$188,716	$188,716
Professional fees	22,000	95,018
Accrued consulting fees	632,600	413,600
Interest	595,878	456,613
Accrued expense reimbursement and other	15,167	6,696
Total	$1,454,361	$1,160,643

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

Financial liabilities as of June 30, 2019 measured at fair value on a recurring basis are summarized below:

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$7,752	$—	$—	$7,752
Warrant liability	689,171	—	—	689,171
Total	$696,923	$—	$—	$696,923

Financial liabilities as of December 31, 2018 measured at fair value on a recurring basis are summarized below:

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$54,242	$—	$—	$54,242
Warrant liability	925,806	—	—	925,806
Total	$980,048	$—	$—	$980,048

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

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the six months ended June 30, 2019 and the year ended December 31, 2018:

Conversion option:

	June 30,	December 31,
	2019	2018
Common Stock Closing Price	$0.024	$0.03
Conversion Price per Share	$0.075 to 0.10	$0.075 to 0.10
Conversion Shares	5,333,333	5,333,333
Call Option Value	0.0009 to 0.0023	0.013 to 0.055
Dividend Yield	0.00%	0.00%
Volatility	223.28%	221.92%
Risk-free Interest Rate	2.12% to 2.15%	2.46% to 2.51%
Term	0.125 to 0.25 years	0.32 to 0.625 years

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

Exercise option:

	June 30,	December 31,
	2019	2018
Common Stock Closing Price	$0.024	$0.03
Conversion Price per Share	$0.10 to 0.15	$0.10 to 0.15
Conversion Shares	34,000,000	34,000,000
Call Option Value	0.018 to 0.03	0.026 to 0.028
Dividend Yield	0.00%	0.00%
Volatility	223.28%	221.92%
Risk-free Interest Rate	1.71 to 1.75%	2.46 to 2.51%
Term	1.82 to 3.60 years	2.62 to 4 years

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the six months ended June, 2019 and 2018:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2018	$54,242	$925,806
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(46,490)	(236,635)
Balance, June 30, 2019	$7,752	$689,171

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2017	$429,141	$1,099,200
Aggregate amount of derivative instruments issued	—	226,833
Transferred in due to conversions	(261,581)	—
Change in fair value of derivative liabilities	37,333	1,107,627
Balance, June 30, 2018	$204,893	$2,433,660

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

8.	CONVERTIBLE NOTES PAYABLE

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019 and 2018, the Company amortized $0 and $155,194, respectively, of debt discount to operations as interest expense. For the six months ended June 30, 2019 and 2018, the Company amortized $0 and $431,035, respectively, of debt discount to operations as interest expense.

Convertible notes payable consist of the following at June 30, 2019 and December 31, 2018:

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

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at June 30, 2019 and December 31, 2018 totaled $36,493 and $18,493, respectively.

As of June 30, 2019, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

The Company is currently in arbitration with Level Brands, regarding this marketing contract. Both parties are claiming non performance under the contract. The matter is early into the process and the Company is unable to determine any outcome positive or negative at this time. See Note 13.

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

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of June 30, 2019 and December 31, 2018, the Company has 82,500 shares of Series A Preferred Stock outstanding.

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

For the Three and Six Months Ended June 30, 2019 and 2018

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

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of June 30, 2019, the Company had 38,583,320 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following tables summarize the Company’s common stock warrants activity for the six months ended June 30, 2019 and 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	38,999,990	$0.17	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	(416,670)	1.00	—
Outstanding as of June 30, 2019	38,583,320	$0.16	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	41,029,669	$0.23	$—
Granted	5,500,000	0.15	—
Exercised	—	—	—
Forfeited/Canceled	(350,000)	1.00	—
Outstanding as of June 30, 2018	46,179,669	$0.22	$—

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.024 as of June 30, 2019, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

11.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of June 30, 2019 and December 31, 2018, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of June 30, 2019 and December 31, 2018, there were 9,244,000 and 9,344,000 options outstanding under the 2011 Plan.

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

No stock options were issued under either plan during the six months ended June 30, 2019.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

The fair value of stock options granted and revaluation of non-employee consultant options for the six months ended June 30, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.3%
Expected dividend yield	0%
Volatility factor	217.6% to 219.04%
Expected life of option	1.71 to 5 years

For the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense of $13,593 and $27,186, respectively, in connection with share-based payment awards. For the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense of $52,115 and $98,396, respectively, in connection with share-based payment awards. As of June 30, 2019 and 2018, there was $117,808 and $306,660, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2019:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2018	9,594,000	$0.10 – 1.21	$0.36
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	100,000	0.10	0.10
Outstanding as of June 30, 2019	9,494,000	$0.10 – 1.21	$0.37

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.36
Granted	4,000,000	0.06 – 0.20	0.12
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of June 30, 2018	13,594,000	$0.06 – 1.21	$0.29

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2019:

		Options Outstanding					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	1,500,000	$0.10	5.25	$—	1,500,000	$0.10	5.25	$—
0.18	934,000	0.18	3.98	—	934,000	0.18	3.98	—
0.20	2,150,000	0.20	2.87	—	2,150,000	0.20	2.87	—
0.37	58,000	0.37	3.18	—	58,000	0.37	3.18	—
0.40	2,000,000	0.40	2.17	—	—	0.40	2.17	—
0.42	63,000	0.42	1.50	—	63,000	0.42	1.50	—
0.50	310,000	0.50	0.33	—	310,000	0.50	0.33	—
0.60	2,000,000	0.60	2.17	—	—	0.60	2.17	—
0.69	100,000	0.69	4.75	—	100,000	0.69	4.75	—
1.21	379,000	1.21	4.53	—	379,000	1.21	4.53	—
$0.10-1.21	9,494,000	$0.29	3.20	$—	5,494,000	$0.27	3.97	$—

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2019 and December 31, 2018:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2018	4,000,000	$0.50
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of June 30, 2019	4,000,000	$0.50

The weighted-average remaining contractual life for options exercisable at June 30, 2019 is 3.97 years. At June 30, 2019 the Company has 8,256,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at June 30, 2019. The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises during the six months ended June 30, 2018 was $0 as no options were exercised.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

12.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of June 30, 2019 and December 31, 2018, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“APC”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for APC. APC is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. APC, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of APC and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the six months ended June 30, 2019 or 2018.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of June 30, 2019 and December 31, 2018, $70,338 and $59,650, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $209,322 during the six months ended March 31, 2019 and 2018, respectively.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $29,193 and $46,680 during the three months ended June 30, 2019 and 2018, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

Convertible notes payable – related party consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Principal balance	$1,402,000	$1,402,000
Debt discount	-	(30,332)
Outstanding, net of debt	$1,402,000	$1,371,668

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned equally by Carl W. Rausch, the Company’s CEO and a director, and Conroy Chi-Heng Cheng, a director of the Company. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. During the fourth quarter of 2018, the Company increased the amount of the note payable to $174,500 with borrowings of $44,500 on October 4, $15,000 on November 5 and $15,000 on December 7. During the first quarter of 2019, the Company increased the amount of the note payable to $224,500 with borrowings of $30,000 on January 17 and $20,000 on February 11. During the second quarter of 2019, the Company increased the amount of the note payable to $324,500 with borrowings of $50,000 on April 4 and $50,000 on May 31. The notes payable are due on various dates through May 31, 2020 including $100,000 which was due on June 12, 2019 and is currently in default. Interest accrues on the WTE2 Note at the rate of 10.0% per annum. Accrued interest at June 30, 2019 and December 31, 2018 totaled $18,483 and $6,843, respectively.

On September 26, 2018, the Company issued a note payable for $305,937 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi- Heng Cheng, a director of the Company. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable September 26, 2019. During the second quarter of 2019, the Company increased the amount of the note payable to $595,081 with a borrowing of $289,144 on April 12. Interest accrues on the CJY Note at the rate of 10% per annum. Accrued interest at June 30, 2019 and December 31, 2018 totaled $29,305 and $7,984, respectively.

Included in accounts payable at June 30, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $144,802 and $121,453, respectively.

Included in accrued expenses at June 30, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $1,060,113 and $779,545, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Pending litigation

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdings LLC according to the original Contribution Agreement. At the date of these financial statements, we are unable to state with certainty and outcome either positive or negative. We have been working with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement. As of the date of these financial statements, we were unable to conclude whether this attempt at settlement will be successful. If our attempts to settle are not successful, we do intend to vigorously defend against the claims. (See Note 14)

In addition to the above matter, we are also in arbitration with Level Brands, Inc. regarding a License Agreement dated June 21, 2018. Both parties are claiming non-performance under the License Agreement. The matter is currently in arbitration but is early in the process and we are unable to determine any outcome positive or negative at this time.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

Leases

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company recognized rent expense of $900 and $1,800 for the three and six month periods ended June 30, 2019 and 2018.

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

For the Three and Six Months Ended June 30, 2019 and 2018

On March 1, 2018 the Board of Directors approved a reduction in the exercise price of 6,000,000 stock options issued to the Company’s CEO on August 22, 2016. The First tranche of 2,000,000 will be exercisable at $0.10 per share and the second and third tranches of 2,000,000 will be exercisable at $0.15 per share. The remainder of the terms remain unchanged.

On February 12, 2018, Loraine Upham was appointed as Chief Operating Officer. The Company and Ms. Upham entered into an Executive Retention Agreement pursuant to which Ms. Upham was engaged as Chief Operating Officer with an annual salary of $200,000. However, Ms. Upham’s salary shall accrue until the Company has raised a minimum of $1,250,000. Ms. Upham is eligible for bonuses as determined by the Board of Directors. These include a bonus of $20,000 is to be paid upon the Company successfully raising $1,250,000 through the sale of equity; an annual performance bonus based on milestones related to clinical progress, partnering and fund raising success to be established by the Board of Directors or the Compensation Committee, if in existence on an annual basis. In addition, Ms. Upham received a stock option to purchase 4,000,000 shares of common stock under the Company’s Amended and Restated 2011 Stock Incentive Plan, vesting over three (3) years, one third on the first anniversary of the effective date and the balance in equal quarterly installments. The exercise price of the initial tranche of options (1,333,334 shares) shall be $0.06 per share, the second tranche (1,333,333 shares) shall be $0.10 per share and the final tranche (1,333,333 shares) shall be $0.20 per share. The term of the options is five years. Ms. Upham resigned from the Company on November 30, 2018. As a result of her resignation all of her stock options were terminated and returned to the option pool. Her accrued salary and vacation of $188,716 will be paid once the funding is obtained. (See Note 14)

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling $91,000 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of June 30, 2019.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2019 through the date of the filing for possible disclosure and recognition in the financial statements.

On July 31, 2019, the company borrowed $50,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On July 31, 2019, the Company borrowed $194,356 from a related party to continue its clinical trials in the U.S. The Note bears interest at 10% and is due in twelve months.

As discussed in Note 13, the Company is involved in litigation with CureDM Inc., a former member of CureDM Group Holdings LLC (“CureDM Group”). On August 6, 2019, the parties have agreed to unwind the Contribution whereby the former members of CureDM Group will return the shares of common stock that they received as part of the Contribution Agreement to the Company for cancellation, the Company will return the membership interest of CureDM Group to the former members of CureDM Group and the parties will mutually release the other. In the event former members of CureDM Group do not return their shares of common stock to the Company, CureDM Inc. will pay the Company $.0.02 per share for up to 1,639,480, $0.05 per share for each share in excess of 1,639,480 up to 4,000,000 shares of common stock. Further, at closing of the unwind, CureDM Group and CureDM will assume $158,845 in liabilities.

Effective June 12, 2019, the Company was in default on its $100,000 note payable to World Technology East II, a related party. Subsequent to June 30, 2019, World Technology East II agreed to extend the terms of the debt for one year. All other terms of the note payable remain the same.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $11,000 cash on hand at June 30, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. In addition, the Company was advanced $244,356 during July 2019, from two related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Results of Operations

Three Months Ended June 30, 2019 compared to June 30, 2018

Revenue

Revenue for the three months ended June 30, 2019 was $5,371, a decrease of $2,795 as compared to revenue of $8.166 for the three months ended June 30, 2018. The decrease is attributable to the Company’s lack of financial resources to assist with sales and marketing costs.

Direct Expenses

Direct expenses related to revenue for the three months ended June 30, 2019 totaled $5,895 as compared to $45,946 for the three months ended June 30, 2018.  The 2018 results include a one time charge of $31,752 for the disposal of raw materials that had expired. The 2018 results also include higher fulfillment costs related to Hong Kong purchases. Costs for fulfillment were lower in 2019 due to the reduced volume of units sold.

Research and Development

Research and development expense for the three months ended June 30, 2019 was $383,094, an increase of $323,533 as compared to $59,561 for the three months ended June 30, 2018. The increase is the result of costs related to the domestic clinical trials being conducted for Sugardown. The remainder of the expense is non cash amortization of patents.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2019 was $31,359, an increase of $24,775 as compared to $6,584 for the three months ended June 30, 2018. The increase is related to a License Agreement entered into with Level Brands, Inc. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended June 30, 2019 was $196,107, a decrease of $107,240 as compared to $303,347 for the three months ended June 30, 2018. The 2018 numbers include an accrual of $50,000 related to the employment contract for the Company’s new COO who joined us through the CureDM acquisition. Also, in 2018 the Company recognized increased stock compensation costs of $29,626 related to stock options issued to the new COO. Finally, also in 2018, we recognized increased professional fees, including audit fees, related to the acquisition of CureDM. The COO resigned from the Company on November 30, 2018. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants.

Other (Expenses) Income

Total other income was $329,463 for the three months ended June 30, 2019 compared to other income of $275,655 for the three months ended June 30, 2018. Interest expense decreased by approximately $136,000 for the three months ended June 30, 2019. This was due to the significant number of debt conversions that took place during 2018. Amortization of deferred financing costs from our 2016 fund raising also decreased by approximately $31,000 as the costs fully amortized during the third quarter of 2018. Also, during the second quarter of 2018, the Company recognized gains of $263,618 due to the early extinguishment of its debt due to the conversions. There were no conversions during the three months ended June 30, 2019. The Company recognized a gain of approximately $373,000 from the change in the valuation of its warrant liability for the three months ended June 30, 2019 compared to a gain of approximately $121,000 for the three months ended June 30, 2018. The Company also recognized a gain of approximately $40,000 from the change in the valuation of its derivative liability for the three months ended June 30, 2019 compared to a gain of approximately $143,000 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 compared to June 30, 2018

Revenue

Revenue for the six months ended June 30, 2019 was $9,456, a decrease of $7,946 as compared to revenue of $17,402 for the six months ended June 30, 2018. The decrease is attributable to the Company’s lack of financial resources to assist with sales and marketing costs.

Direct Expenses

Direct expenses related to revenue for the six months ended June 30, 2019 totaled $12,807 as compared to $54,772 for the six months ended June 30, 2018.  The 2018 results include a one time charge of $31,752 for the disposal of raw materials that had expired. The 2018 results also include higher fulfillment costs related to Hong Kong purchases. Costs for fulfillment were lower in 2019 due to the reduced volume of units sold.

Research and Development

Research and development expense for the six months ended June 30, 2019 was $871,544, an increase of $769,037 as compared to $102,507 for the six months ended June 30, 2018. The increase is the result of costs related to the domestic clinical trials being conducted for Sugardown. The remainder of the expense is non cash amortization of patents.

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2019 was $62,300, an increase of $48,748 as compared to $13,552 for the six months ended June 30, 2018. The increase is related to a License Agreement entered into with Level Brands, Inc. The Company is currently in arbitration with Level Brands, Inc. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the six months ended June 30, 2019 was $409,808, a decrease of $568,183 as compared to $975,991 for the six months ended June 30, 2018. The 2018 numbers include a stock award to two consultants totaling $330,000. In addition, the 2018 numbers include an accrual of $100,000 related to the employment contract for the Company’s new COO who joined us through the CureDM acquisition. Also, in 2018 the Company recognized increased stock compensation costs of $71,832 related to stock options issued to the new COO during the first quarter of 2018 and also do to a revaluation of options issued to our CEO that were repriced during the first quarter of 2018. Finally, we recognized increased professional fees, including audit fees, related to the acquisition of CureDM. The COO resigned from the Company on November 30, 2018. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants.

Other (Expenses) Income

Total other income was $113,502 for the six months ended June 30, 2019 compared to other expense of ($1,745,403) for the six months ended June 30, 2018. Interest expense decreased by approximately $374,000 for the six months ended June 30, 2019. This was due to the significant number of debt conversions that took place during 2018. Amortization of deferred financing costs from our 2016 fund raising also decreased by approximately $63,000 as the costs fully amortized during the third quarter of 2018. Also, during the first six months of 2018, the Company recognized gains of approximately $6,000 due to the early extinguishment of its debt due to the conversions. There were no conversions during the six months ended June 30, 2019. The Company recognized a gain of approximately $237,000 from the change in the valuation of its warrant liability for the six months ended June 30, 2019 compared to a loss of approximately ($1,108,000) for the first six months of 2018. The Company also recognized a gain of approximately $46,000 from the change in the valuation of its derivative liability for the six months ended June 30, 2019 compared to a loss of approximately ($37,000) for the first six months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019

As of June 30, 2019, we had cash of $11,026 and accounts payable and accrued expenses totaling $2,049,550. During the six months ended June 30, 2019, the Company used $440,585 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $11,000 cash on hand at June 30, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. In addition, the Company was advanced $244,356 during July 2019, from two related parties. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2019. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Through the use of external consultants and the review process, management believes that the unaudited condensed consolidated financial statements and other information presented herewith are materially correct.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdigns LLC according to the original Contribution Agreement. At the date of these financial statements, we are unable to state with certainty and outcome either positive or negative. We have been working with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement. As of the date of these financial statements, we were unable to conclude whether this attempt at settlement will be successful. If our attempts to settle are not successful, we do intend to vigorously defend against the claims. (See Note 14)

In addition to the above matter, we are also in arbitration with Level Brands, Inc. regarding a License Agreement dated June 21, 2018. Both parties are claiming non-performance under the License Agreement. The matter is currently in arbitration but is early in the process and we are unable to determine any outcome positive or negative at this time.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

10.1	Unwind Agreement between Boston Therapeutics, Inc., Cure DM, Inc. and Cure DM Group Holdings, LLC signed August 6, 2019

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer)**

101	The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended June 30, 2019 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: August 19, 2019	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer