Form 10-Q
period 2019-09-30
Boston Therapeutics, Inc.
filed 2019-11-19
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which register
Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2019
Common Stock, $0.001 par value per share	111,131,373 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Boston Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Cash	$9,361	$12,467
Accounts receivable	360	384
Prepaid expenses and other current assets	324,070	908,091
Inventory, net	5,613	1,013
Total current assets	339,404	921,955

Property and equipment, net	915	2,132
Intangible assets, net	402,261	515,212
Total assets	$742,580	$1,439,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$591,907	$509,818
Accrued expenses and other current liabilities	1,693,602	1,160,643
Deferred revenue	104,782	104,782
Convertible note payable, related party, net of discount	1,402,000	1,371,668
Convertible note payable	250,000	250,000
Notes payable – related parties	1,599,428	758,257
Note payable – marketing agreement	450,000	450,000
Derivative liability	2,342	54,242
Warrant liability	267,695	—
Total current liabilities	6,361,756	4,659,410

Warrant liability	—	925,806
Total liabilities	6,361,756	5,585,216

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A preferred stock, 150,000 shares designated, 82,500 shares issued and outstanding at September 30, 2019 and December 31, 2018.	83	83
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 111,131,373 and 110,131,373 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	111,131	110,131
Additional paid-in capital	19,218,817	19,156,138
Accumulated deficit	(24,949,207)	(23,412,269)

Total stockholders’ deficit	(5,619,176)	(4,145,917)

Total liabilities and stockholders’ deficit	$742,580	$1,439,299

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenue	$3,658	$7,790	$13,114	$25,192

Operating expenses:
Direct expenses	7,588	6,291	20,395	61,063
Research and development	386,715	39,576	1,258,259	142,083
Sales and marketing	30,357	32,757	92,657	46,309
General and administrative	227,080	283,626	636,888	1,259,617
Total operating expenses	651,740	362,250	2,008,199	1,509,072

Operating loss	(648,082)	(354,460)	(1,995,085)	(1,483,880)

Other income (expenses):
Interest expense	(82,241)	(165,246)	(251,864)	(708,701)
Financing costs	—	(15,702)	—	(78,534)
Gain on extinguishment of debt	—	(3,469)	—	2,374
Change in fair value of warrant liability	421,476	1,176,003	658,111	68,377
Change in fair value of derivative liability	5,410	127,488	51,900	90,155
Total other income (expenses)	344,645	1,119,074	458,147	(626,329)
Income (loss) before provision for income taxes	(303,437)	764,614	(1,536,938)	(2,110,209)
Provision for income taxes	—	—	—	—
Net income (loss)	$(303,437)	$764,614	$(1,536,938)	$(2,110,209)

Net income (loss) per share- basic and diluted	$0.00	$0.01	$(0.01)	$(0.02)
Weighted average shares outstanding basic and diluted	111,131,373	109,614,627	111,131,373	99,925,611

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the nine Months Ended September 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	110,131,373	$110,131	82,500	$83	$19,156,138	$(23,412,269)	$(4,145,917)

Stock based compensation	-	-	-	-	40,779	-	40,779
Issuance of common stock in exchange for consulting services	1,000,000	1,000	-	-	21,900	-	22,900
Net loss for the nine months ended September 30, 2019	-	-	-	-	-	(1,536,938)	(1,536,938)

Balance, September 30, 2019 (unaudited)	111,131,373	$111,131	82,500	$83	$19,218,817	$(24,949,207)	$(5,619,176)

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the nine Months Ended September 30, 2018

	Common Stock		Preferred Stock		Additional Paid-	Accumulated	Stockholdrs’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2017	64,437,163	$64,437	55,000	$55	$15,862,980	$(19,811,052)	$(3,883,580)

Stock based compensation	-	-	-	-	141,686	-	141,686
Issuance of common stock in acquisition of CureDM Group Holdings LLC	25,000,000	25,000	-	-	1,225,000	-	1,250,000
Issuance of Series A Preferred stock for cash	-	-	27,500	28	274,972	-	275,000
Conversion of convertible notes payable and accrued interest into common stock	17,027,544	17,027	-	-	1,260,039	-	1,277,066
Issuance of warrants to purchase capital stock in exchange for extension of note payable	-	-	-	-	21,121	-	21,121
Issuance of common stock in exchange for consulting services	3,666,666	3,667	-	-	326,333	-	330,000
Reclassification of derivative liability	-	-	-	-	10,617	-	10,617
Net loss for the nine months ended September 30, 2018	-	-	-	-	-	(2,110,209)	(2,110,209)

Balance, September 30, 2018 (unaudited)	110,131,373	$110,131	82,500	$83	$19,122,748	$(21,921,261)	$(2,382,362)

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the three Months Ended September 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2019 (unaudited)	111,131,373	$111,131	82,500	$83	$19,205,224	$(24,645,770)	$(5,329,332)

Stock based compensation	-	-	-	-	13,593	-	13,593
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(303,437)	(303,437)

Balance, September 30, 2019 (unaudited)	111,131,373	$111,131	82,500	$83	$19,218,817	$(24,949,207)	$(5,619,176)

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit

For the three Months Ended September 30, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stockholdrs’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2018 (unaudited)	108,359,447	$108,359	82,500	$83	$18,961,445	$(22,685,875)	$(3,615,988)

Stock based compensation	-	-	-	-	43,290	-	43,290
Conversion of convertible notes payable and accrued interest into common stock	1,771,926	1,772	-	-	131,122	-	132,894
Issuance of warrants to purchase capital stock in exchange for extension of note payable	-	-	-	-	21,121	-	21,121
Reclassification of derivative liability	-	-	-	-	(34,230)	-	(34,230)
Net income for the three months ended September 30, 2018	-	-	-	-	-	764,614	764,614

Balance, September 30, 2018 (unaudited)	110,131,373	$110,131	82,500	$83	$19,122,748	$(21,921,261)	$(2,688,299)

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,536,938)	$(2,110,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,168	120,555
Stock-based compensation	40,779	141,686
Amortization of discount on debt and deferred financing costs	30,332	601,514
Provision for inventory obsolescence	-	31,752
Warrants issued in exchange for extension of note payable		21,121
Gain on extinguishment of debt	-	(2,374)
Change in fair value of warrant liability	(658,111)	(68,377)
Change in fair value of derivative liability	(51,900)	(90,155)
Issuance of common stock for consulting services	22,900	330,000
Changes in operating assets and liabilities:
Accounts receivable	24	(47)
Inventory	(4,600)	4,875
Prepaid expenses and other current assets	584,021	25,161
Accounts payable	82,089	61,022
Accrued expenses	532,959	422,621
Net cash used in operating activities	(844,277)	(510,855)

Cash flows from investing activities:
Net cash on acquisition	-	3,592
Net cash provided by investing activities	-	3,592

Cash flows from financing activities:
Proceeds from issuance of related party notes payable	841,171	405,937
Proceeds from issuance of preferred stock	—	275,000
Net cash provided by financing activities	841,171	680,937

Net (decrease) increase in cash	(3,106)	173,674
Cash, beginning of period	12,467	137,279
Cash, end of period	$9,361	$310,953

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities:
Conversion of convertible notes payable and accrued interest into common stock	$—	$1,277,066
Derivative liability associated with issuance of preferred stock	$—	$226,833
Derivative liability associated with convertible note payable	$—	$10,617
Note payable and accrued expenses for prepaid marketing	$—	$850,000
Issuance of common stock for the acquisition of CureDM Group Holdings LLC	$—	$1,250,000
Contingent share liability and goodwill in acquisition of CureDM Groups Holdings LLC	$—	$1,137,057

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of approximately $24.95 million as of September 30, 2019 and used cash in operations of $844,277 during the nine months ended September 30, 2019. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $9,000 cash on hand at September 30, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. In addition, in October and November 2019, the Company was advanced an additional $349,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the first quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at September 30, 2019 and December 31, 2018.

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement with Advance Pharmaceutical Company Limited (“APC”), whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. APC is a related party as a director and significant stockholder of the Company is an owner and director of APC. The Company did not recognize any revenue from royalties from APC during the three or nine months ended September 30, 2019 and 2018 respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of September 30, 2019 and December 31, 2018.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the three months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $404 and $406, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $1,217 and $1.300, respectively.

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

The Company performed its impairment review of goodwill for the year ended December 31, 2018 and concluded that goodwill was impaired at December 31, 2018. The company recorded impairment of goodwill in the amount of $1,246,002 for the year ended December 31, 2018. No goodwill exists at September 30, 2019.

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

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three and nine months ended September 30, 2019 did not include 9,494,000, 38,458,320, 38,445,167 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine months ended September 30, 2018 did not include 13,594,000, 38,999,990, 35,698,950 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three or nine months ended September 30, 2019 and 2018.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the sales and marketing expenses in the statements of operations. The Company did not incur any advertising costs for either three or nine month period ended September 30, 2019 and 2018, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of September 30, 2019 and December 31, 2018, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2019 and December 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

For the Three and Nine Months Ended September 30, 2019 and 2018

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Assets acquired:
Cash	$3,592
Property and equipment	273
Goodwill	1,176,220
Intangibles	234,122
Liabilities assumed:

Accounts payable and accrued expenses	(164,207)
Net assets acquired	$1,250,000

As of September 30, 2019 and December 31, 2018, the Company expects the probability of the milestones for issuance of the contingent shares to be remote and therefore has placed no value on the shares as of September 30, 2019 and December 31, 2018. See Notes 13 and 14.

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

Nine months ended, September 30, 2018
Total revenues	$25,192
Net loss	$(2,110,209)
Basic and diluted net loss per common share	$(0.02)

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

For the Three and Nine Months Ended September 30, 2019 and 2018

4.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at September 30, 2019 and December 31, 2018, net of inventory reserves, were as follows:

	2019	2018
Finished goods	$5,613	$1,013

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

Intangible assets consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
SUGARDOWN® technology and patent applications	$1,134,122	$1,134,122
Less accumulated amortization	(731,861)	(618,910)
Intangible assets, net	$402,261	$515,212

Amortization expense was $36,625 and $39,570 for the three months ended Sepember 30, 2019 and 2018, respectively. Amortization expense was $112,951 and $119,255 for the nine months ended September 30, 2019 and 2018, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at September 30, 2019 and December 31, 2018:

	2019	2018
Accrued payroll	$188,716	$188,716
Professional fees	70,250	95,018
Accrued consulting fees	742,100	413,600
Interest	675,741	456,613
Accrued expense reimbursement and other	16,795	6,696
Total	$1,693,602	$1,160,643

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities
Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of September 30, 2019 measured at fair value on a recurring basis are summarized below:

	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,342	$—	$—	$2,342
Warrant liability	267,695	—	—	267,695
Total	$270,037	$—	$—	$270,037

Financial liabilities as of December 31, 2018 measured at fair value on a recurring basis are summarized below:

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$54,242	$—	$—	$54,242
Warrant liability	925,806	—	—	925,806
Total	$980,048	$—	$—	$980,048

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the nine months ended September 30, 2019 and the year ended December 31, 2018:

Conversion option:

	September 30,	December 31,
	2019	2018
Common Stock Closing Price	$0.01	$0.03
Conversion Price per Share	$0.075 to 0.10	$0.075 to 0.10
Conversion Shares	5,333,333	5,333,333
Call Option Value	0.0003 to 0.005	0.013 to 0.055
Dividend Yield	0.00%	0.00%
Volatility	235.91%	221.92%
Risk-free Interest Rate	2.12%	2.46% to 2.51%
Term	0.25 years	0.32 to 0.625 years

Exercise option:

	September 30,	December 31,
	2019	2018
Common Stock Closing Price	$0.01	$0.03
Conversion Price per Share	$0.10 to 0.15	$0.10 to 0.15
Conversion Shares	34,000,000	34,000,000
Call Option Value	0.006 to 0.009	0.026 to 0.028
Dividend Yield	0.00%	0.00%
Volatility	235.91%	221.92%
Risk-free Interest Rate	1.75% to 1.92%	2.46% to 2.51%
Term	1.57 to 3.35 years	2.62 to 4 years

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended September, 2019 and 2018:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2018	$54,242	$925,806
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(51,900)	(658,111)
Balance, September 30, 2019	$2,342	$267,695

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2017	$429,141	$1,099,200
Aggregate amount of derivative instruments issued	—	226,834
Transferred in due to conversions	(229,381)	—
Change in fair value of derivative liabilities	(90,155)	(68,377)
Balance, September 30, 2018	$109,605	$1,257,657

8.	CONVERTIBLE NOTES PAYABLE

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

For the three months ended September 30, 2019 and 2018, the Company amortized $0 and $88,752, respectively, of debt discount to operations as interest expense. For the nine months ended September 30, 2019 and 2018, the Company amortized $0 and $519,788, respectively, of debt discount to operations as interest expense.

Convertible notes payable consist of the following at September 30, 2019 and December 31, 2018:

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at September 30, 2019 and December 31, 2018 totaled $45,493 and $18,493, respectively.

As of September 30, 2019, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee.

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

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of September 30, 2019 and December 31, 2018, the Company has 82,500 shares of Series A Preferred Stock outstanding.

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of September 30, 2019, the Company had 38,458,320 warrants outstanding which are all classified as equity instruments and are fully exercisable.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

The following tables summarize the Company’s common stock warrants activity for the nine months ended September 30, 2019 and 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	38,999,990	$0.17	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	(541,670)	0.91	—
Outstanding as of September 30, 2019	38,458,320	$0.16	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	41,029,669	$0.23	$—
Granted	5,875,000	0.15	—
Exercised	—	—	—
Forfeited/Canceled	(7,904,679)	0.43	—
Outstanding as of September 30, 2018	38,999,990	$0.17	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.011 as of September 30, 2019, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

11.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of September 30, 2019 and December 31, 2018, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of September 30, 2019 and December 31, 2018, there were 9,244,000 and 9,344,000 options outstanding under the 2011 Plan.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically three to four years and the options typically expire in five to ten years.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

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

No stock options were issued under either plan during the nine months ended September 30, 2019.

The fair value of stock options granted and revaluation of non-employee consultant options for the nine months ended September 30, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.3%
Expected dividend yield	0%
Volatility factor	217.6%
Expected life of option	5 years

For the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense of $13,593 and $40,779, respectively, in connection with share-based payment awards. For the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $43,290 and $141,686, respectively, in connection with share-based payment awards. As of September 30, 2019 and 2018, there was $104,212 and $263,370, respectively of unrecognized compensation expense related to non-vested stock option awards.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2019:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2018	9,594,000	$0.10 – 1.21	$0.20
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	100,000	0.10	0.10
Outstanding as of September 30, 2019	9,494,000	$0.10 - 1.21	$0.20

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.20
Granted	4,000,000	0.06 – 0.20	0.12
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of September 30, 2018	13,594,000	$0.06 – 1.21	$0.17

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2019:

		Options Outstanding					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	3,500,000	$0.10	4.04	$—	3,500,000	$0.10	4.04	$—
0.15	4,000,000	0.15	1.90	—	—	0.15	1.90	—
0.18	934,000	0.18	3.73	—	934,000	0.18	3.73	—
0.20	150,000	0.20	5.49	—	150,000	0.20	5.49	—
0.37	58,000	0.37	2.93	—	58,000	0.37	2.93	—
0.40	2,000,000	0.40	1.90	—	—	0.40	1.90	—
0.42	63,000	0.42	1.25	—	63,000	0.42	1.25	—
0.50	310,000	0.50	0.10	—	310,000	0.50	0.10	—
0.60	2,000,000	0.60	1.90	—	—	0.60	1.90	—
0.69	100,000	0.69	4.45	—	100,000	0.69	4.45	—
1.21	379,000	1.21	4.28	—	379,000	1.21	4.28	—
$0.10-1.21	9,494,000	$0.20	2.99	$—	5,494,000	$0.23	3.78	$—

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2019 and December 31, 2018:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2018	4,000,000	$0.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of September 30, 2019	4,000,000	$0.15

The weighted-average remaining contractual life for options exercisable at September 30, 2019 is 3.72 years. At September 30, 2019 the Company has 8,256,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at September 30, 2019. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises during the nine months ended September 30, 2019 was $0 as no options were exercised.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

12.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of September 30, 2019 and December 31, 2018, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“APC”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for APC. APC is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. APC, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of APC and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the nine months ended September 30, 2019 or 2018.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of September 30, 2019 and December 31, 2018, $75,504 and $59,650, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $52,334 during the three months ended September 30, 2019 and 2018, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $261,656 during the nine months ended September 30, 2019 and 2018, respectively.

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

During August 2019, CJY Holdings agreed to extend the maturity of the Notes payable for one year through August 2020.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $23,094 during the three months ended September 30, 2019 and 2018, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $29,193 and $69,774 during the nine months ended September 30, 2019 and 2018, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Principal balance	$1,402,000	$1,402,000
Debt discount	-	(30,332)
Outstanding, net of debt	$1,402,000	$1,371,668

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned equally by Carl W. Rausch, the Company’s CEO and a director, and Conroy Chi-Heng Cheng, a director of the Company. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. During the fourth quarter of 2018, the Company increased the amount of the note payable to $174,500 with borrowings of $44,500 on October 4, $15,000 on November 5 and $15,000 on December 7. During the first quarter of 2019, the Company increased the amount of the note payable to $224,500 with borrowings of $30,000 on January 17 and $20,000 on February 11. During the second quarter of 2019, the Company increased the amount of the note payable to $324,500 with borrowings of $50,000 on April 4 and $50,000 on May 31. On July 31, 2019, the Company borrowed $50,000 increasing the total amount of notes payable to $374,500. The notes payable are due on various dates through July 31, 2020 including $100,000 which was due on June 12, 2019 and is currently in default. Interest accrues on the WTE2 Note at the rate of 10.0% per annum. Accrued interest at September 30, 2019 and December 31, 2018 totaled $27,429 and $6,843, respectively.

On September 26, 2018, the Company issued a note payable for $305,937 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi- Heng Cheng, a director of the Company. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable September 26, 2019. During the second quarter of 2019, the Company increased the amount of the note payable to $595,081 with a borrowing of $289,144 on April 12. During the third quarter of 2019, the Company increased the amount of the note payable to $947,108 with a borrowing of $157,671 on July 2 and $194,356 on July 31. The notes are due on various dates through July 31, 2020, including the $305,937 note which was due on September 26, 2019 and is currently in default. Interest accrues on the CJY Note at the rate of 10% per annum. Accrued interest at September 30, 2019 and December 31, 2018 totaled $51,362 and $7,984, respectively.

Included in accounts payable at September 30, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $152,302 and $121,453, respectively.

Included in accrued expenses at September 30, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $1,219,604 and $779,545, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

13.	COMMITMENTS AND CONTINGENCIES

Pending litigation

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC filed with the Supreme Court of the State of New York County of New York regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdings LLC according to the original Contribution Agreement. At the date of these financial statements, we are unable to state with certainty and outcome either positive or negative. We have been working with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement. As of the date of these financial statements, we were unable to conclude whether this attempt at settlement will be successful. If our attempts to settle are not successful, we do intend to vigorously defend against the claims.

In addition to the above matter, we are also in arbitration with Level Brands, Inc. regarding a License Agreement dated June 21, 2018 (JAMS Ref. No.: 1220061261). The Company filed an Answer to Complaint and Counter-complaint on June 25, 2019. Both parties are claiming non-performance under the License Agreement. The matter is currently in arbitration but is early in the process and we are unable to determine any outcome positive or negative at this time. In October 2019, the arbitration was dismissed without prejudice.

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. The Company intends to vigorously defend against the claim.

Leases

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company recognized rent (credit) expense of ($300) and $1,500 for the three and nine month periods ended September 30, 2019. The Company recognized rent expense of $900 and $2,700 for the three and nine month periods ended September 30, 2018.

Contingent share liability

On February 12, 2018, the Company entered into a Contribution Agreement with the members of CureDM Group Holdings, LLC, a limited liability company, all of which except five are accredited investors (“CureDM Group Members”) pursuant to which the CureDM Group Members agreed to contribute 100% of the outstanding securities of CureDM Group in exchange for an aggregate of 47,741,140 shares of common stock of the Company (the “BTHE Contribution Shares”) of which 25,000,000 BTHE Contribution Shares were delivered at closing and 22,741,140 BTHE Contribution Shares (the “Milestone BTHE Shares”) shall be delivered in four equal tranches of 5,685,285 BTHE Contribution Shares each upon the achievement of specific milestones (the “CureDM Group Contribution”). The closing of the CureDM Group Contribution occurred on February 12, 2018.

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling $110,500 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of September 30, 2019.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from September 30, 2019 through the date of the filing for possible disclosure and recognition in the financial statements.

On November 18, 2019, the company borrowed $30,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On October 29, 2019, the Company borrowed $319,000 from a related party to continue its clinical trials in the U.S. The Note bears interest at 10% and is due in twelve months.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $9,000 cash on hand at September 30, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. In addition, in November 2019, the Company was advanced an additional $349,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the first quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Results of Operations

Three Months Ended September 30, 2019 compared to September 30, 2018

Revenue

Revenue for the three months ended September 30, 2019 was $3,658, a decrease of $4,132 as compared to revenue of $7,790 for the three months ended September 30, 2018. The decrease is attributable to the Company’s lack of financial resources to assist with sales and marketing costs.

Direct Expenses

Direct expenses related to revenue for the three months ended September 30, 2019 totaled $7,588 as compared to $6,291 for the three months ended September 30, 2018. The increase is due to higher fulfillment costs in 2019.

Research and Development

Research and development expense for the three months ended September 30, 2019 was $386,715, an increase of $347,139 as compared to $39,576 for the three months ended September 30, 2018. The increase is the result of costs related to the domestic clinical trials being conducted for Sugardown.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2019 was $30,357 compared to $32,757 for the three months ended September 30, 2018. The expense is related to a License Agreement entered into with Level Brands, Inc. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended September 30, 2019 was $227,080, a decrease of $56,546 as compared to $283,626 for the three months ended September 30, 2018. The 2018 numbers include an accrual of $50,000 related to the employment contract for the Company’s new COO who joined us through the CureDM acquisition. Also, in 2018 the Company recognized increased stock compensation costs of $29,626 related to stock options issued to the new COO. Finally, also in 2018, we recognized increased professional fees, including audit fees, related to the acquisition of CureDM. The COO resigned from the Company on November 30, 2018. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants.

Other (Expenses) Income

Total other income was $344,645 for the three months ended September 30, 2019 compared to other income of $1,119,074 for the three months ended September 30, 2018. Interest expense decreased by approximately $80,000 for the three months ended September 30, 2019. This was due to the significant number of debt conversions that took place during 2018. Amortization of deferred financing costs from our 2016 fund raising also decreased by approximately $15,700 as the costs fully amortized during the third quarter of 2018. Also, during the second quarter of 2018, the Company recognized gains of $3,469 due to the early extinguishment of its debt due to the conversions. There were no conversions during the three months ended September 30, 2019. The Company recognized a gain of $421,476 from the change in the valuation of its warrant liability for the three months ended September 30, 2019 compared to a gain of $1,176,003 for the three months ended September 30, 2018. The Company also recognized a gain of $5,410 from the change in the valuation of its derivative liability for the three months ended September 30, 2019 compared to a gain of $127,488 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 compared to September 30, 2018

Revenue

Revenue for the nine months ended September 30, 2019 was $13,114, a decrease of $12,078 as compared to revenue of $25,192 for the nine months ended September 30, 2018. The decrease is attributable to the Company’s lack of financial resources to assist with sales and marketing costs.

Direct Expenses

Direct expenses related to revenue for the nine months ended September 30, 2019 totaled $20,395 as compared to $61,063 for the nine months ended Septembere 30, 2018.  The 2018 results include a one time charge of $31,752 for the disposal of raw materials that had expired. The 2018 results also include higher fulfillment costs related to Hong Kong purchases. Costs for fulfillment were lower in 2019 due to the reduced volume of units sold.

Research and Development

Research and development expense for the nine months ended September 30, 2019 was $1,258,259, an increase of $1,116,176 as compared to $142,083 for the nine months ended September 30, 2018. The increase is the result of costs related to the domestic clinical trials being conducted for Sugardown.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2019 was $92,657, an increase of $46,348 as compared to $46,309 for the nine months ended September 30, 2018. The increase is related to a License Agreement entered into during the second quarter of 2018 with Level Brands, Inc. The Company is currently in arbitration with Level Brands, Inc. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the nine months ended September 30, 2019 was $636,888, a decrease of $622,719 as compared to $1,259,617 for the nine months ended September 30, 2018. The 2018 numbers include a stock award to two consultants totaling $330,000. In addition, the 2018 numbers include an accrual of $150,000 related to the employment contract for the Company’s new COO who joined us through the CureDM acquisition. Also, in 2018 the Company recognized increased stock compensation costs of $103,000 related to stock options issued to the new COO during the first quarter of 2018 and also do to a revaluation of options issued to our CEO that were repriced during the first quarter of 2018. Finally, we recognized increased professional fees, including audit fees, related to the acquisition of CureDM. The COO resigned from the Company on November 30, 2018. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants.

Other (Expenses) Income

Total other income was $458,157 for the nine months ended September 30, 2019 compared to other expense of ($626,329) for the nine months ended September 30, 2018. Interest expense decreased by approximately $457,000 for the nine months ended September 30, 2019. This was due to the significant number of debt conversions that took place during 2018. Amortization of deferred financing costs from our 2016 fund raising also decreased by approximately $78,500 as the costs fully amortized during the third quarter of 2018. Also, during the first nine months of 2018, the Company recognized gains of approximately $2,000 due to the early extinguishment of its debt due to the conversions. There were no conversions during the nine months ended September 30, 2019. The Company recognized a gain of $658,111 from the change in the valuation of its warrant liability for the nine months ended September 30, 2019 compared to a gain of $68,377 for the first nine months of 2018. The Company also recognized a gain of $51,900 from the change in the valuation of its derivative liability for the nine months ended September 30, 2019 compared to a gain of $90,155 for the first nine months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash of $9,361 and accounts payable and accrued expenses totaling $2,285,509. During the nine months ended September 30, 2019, the Company used $844,277 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $9,000 cash on hand at September 30, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. In addition, in November 2019, the Company was advanced an additional $349,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the first quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC filed with the Supreme Court of the State of New York County of New York regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdings LLC according to the original Contribution Agreement. At the date of these financial statements, we are unable to state with certainty and outcome either positive or negative. We have been working with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement. As of the date of these financial statements, we were unable to conclude whether this attempt at settlement will be successful. If our attempts to settle are not successful, we do intend to vigorously defend against the claims.

In addition to the above matter, we are also in arbitration with Level Brands, Inc. regarding a License Agreement dated June 21, 2018 (JAMS Ref. No.: 1220061261). The Company filed an Answer to Complaint and Counter-complaint on June 25, 2019. Both parties are claiming non-performance under the License Agreement. The matter is currently in arbitration but is early in the process and we are unable to determine any outcome positive or negative at this time. In October 2019, the arbitration was dismissed without prejudice.

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. The Company intends to vigorously defend against the claim.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On September 24, 2019, S. Colin Neill resigned as a Member of the Board of Directors and Audit Committee of the Company.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer)**

101	The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended September 30, 2019 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 19, 2019	By:	/s/ Carl W. Rausch
Carl W. Rausch
Chief Executive Officer