Form 10-K
period 2019-12-31
Boston Therapeutics, Inc.
filed 2020-06-08
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

At June 28, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $3,580,585.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2020
Common Stock, $0.001 par value per share	111,131,373 Shares

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

ii

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $27.1 million as of December 31, 2019 and used cash in operations of $1,195,938 during the year ended December 31, 2019. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $6,700 cash on hand at December 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. During October and November 2019, the Company was advanced an additional $349,000 from a related party. In addition, on January 3, 2020, the Company was advanced an additional $250,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Overview

We are a pre-clinical and clinical-stage pharmaceutical development company focused on the clinical development, outsourced contract manufacture and test marketing for commercialization of carbohydrate-based patented formulation of investigative materials as medical food, supplements, drug and drug combination, and other clinical exploratory out sourced exploratory peptide therapeutic options. All agents are targeted for new approaches to help manage blood sugar. The new treatment for pre-diabetes and diabetes related pathologies we feel is the most important global unmet medical need. Our present early market entry is under dietary supplements regulation and patented “food’ formulation.

Currently, our lead pharmaceutical drug candidates are:

●	BTI-320, a non-systemic carbohydrate-based compound designed to reduce “post-meal elevation” of blood glucose levels in all individuals. This is especially important for pre-diabetes patients and type 2 diabetes patients; and

●	BTI-410, a peptide injectable compound designed to stimulate beta cell maturation, which has been seeking a partnership or appropriate divestiture for development as a new insulin producing cell agent for the pancreas. If approved, this will alleviate stress on existing cells in type 2 diabetes patients and in type 1 patients who are on immunosuppression therapy after having undergone kidney transplant surgery.

●	IPOXYN, a carbohydrate-based, injectable drug intended to prevent necrosis, or cell death, and to treat hypoxic conditions, such as diabetic foot ulcers and other vascular/neurological complications. We are currently only maintaining Intellectual Property which the sourcing of Hemoglobin can be secured.

BTI-320

Following Phase II clinical trial results reported in 2013 and the Phase IIb clinical trial concluded in October 2014, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug Application (or IND), which we filed for BTI-320 to treat Type 2 diabetes and partial weight management in 2014. The final filing included 4 new active sites while Joslin Diabetes Center in Boston MA and the site in New Mexico were dropped due to apparent enrollment conflicts and poor rate of recruitment. This first phase of our multi-center, that anticipated expanding to multi-country trial, commencing in the fourth quarter of 2018 completed enrollment in November 2019. The trial enrolled 66 patients and will suspend pending and FDA agreed upon plan for the expansion of up to 360 patients in a 24-week evaluation study. This execution will be designed as a randomized, placebo-controlled, double blind “international” multi-center study with two treatment arms. The trial will employ precision medical monitoring and will target the primary efficacy endpoint of Post Prandial Glucose (PPG) or immediate blood sugar excursion reductions projected to have a mean change in HbA1c levels from baseline at 24 weeks. When this adaptive and exploratory trial has been evaluated and agreed to as part of the FDA plans, we anticipate enrollment at a number of international centers in Europe, Asia and Australia once the US reporting centers have completed the initial evaluation of the cohort of 60 patients. Confirming, we suspended one additional new trial and the China site that was to pioneer a risk based retinal analysis in pre-diabetic patients that was being set-up in Hong Kong. This was to employ a state of the art retinal image analysis to evaluate the compounds effect on reduction of stroke risk.

We negotiated with Mr. Conroy Chi-Heng Cheng, our current CEO and Director, pursuant to which Mr. Cheng or an affiliate to Mr. Cheng did fund such trial. There is no guarantee that we will be able to successfully continue such financing. Mr. Cheng is a director and a shareholder of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong based, privately held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement with Advance Pharmaceutical. In addition, CJY Holdings Limited, a Company controlled by Mr. Cheng’s brother, Cheng Chi Him, holds a significant amount of convertible debentures payable by the Company. Mr., Cheng assumed the title of CEO so that further US employment expenses could be reduced and all funding could be focused toward the clinical program.

BTI-410

Following successful IND application in 2012, a Phase 1a First-in-Man study was completed in which ascending doses of BTI-410, ranging from 60 mg to 720 mg, appeared to be safe and well tolerated by all subjects in the study. Phase 1b, entitled “A Randomized, Double-blind, Placebo-controlled Study of the Effect of 49 days of Treatment with Repeated Subcutaneous Doses of HIP2B (BTI-410) to Assess Safety, Tolerability and Measures of islet β-cell Function in Subjects with Type 2 Diabetes Mellitus Treated with Metformin”, was completed in 2015. Two new pivotal clinical trials are designed for the study of BTI-410. One Phase II study may be conducted in 36 type 1 patients on immunosuppression therapy after kidney transplant surgery. A second Phase II study may be conducted in 120 type 2 diabetes patients pending the appropriate funding and/or the appropriate material manufacture. A China based Peptide Company was contacted several times over the last year to quote on the synthesis of material needed for these studies, however, it should be clear that this program has received another set-back with the resignation of our COO in 2018, the inability to execute in a timely manner without financing during 2018 and with the loss of the firm collaboration to make the material. We did progress and locate a CRO, that we believe is capable of creating a clinical program once a clinical trials material has been established and the FDA IND has been refiled. However, we are progressing on unwinding the merger with CureDM Holdings that was done in the first quarter of 2018. At the time of this filing we are now in discussions with a founder of CureDM Inc., the former parent company of CureDM Holdings. Certain parties associated with CureDM Inc., have dropped all litigation against us to unwind the merger.

Development of IPOXYN remains in pre-clinical suspension. The patent was progressed, however, no inhouse work has been done to date due to lack of financial resources. The Company is exploring a partnering alliance for the participation with a funded program in China. We do not anticipate any activity will occur until support funding is obtained.

We currently continue test digital selling SUGARDOWN® in the US (Amazon.com), this non-systemic, polysaccharide based dietary supplement designed to support healthy blood glucose levels, is sustaining incremental sales via the Internet and by targeted purchase orders through a piloting program in specialty independent pharmacies in one city. However, there is no management focus on these sales, we are seeking a partnering opportunity in 2020 for SUGARDOWN®.

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

We use naturally derived, available and specially processed plant extracts as starting material to create proprietary complex carbohydrate formulations with specific molecular weights and other pharmaceutical properties. We have received our first patent in the EU and continue to expand the US and global position. These complex carbohydrate molecules are then formulated into an acceptable pharmaceutical material through establishment of dose effect and stability maintenance process. Using these novel carbohydrate-based candidate compounds that largely bind and inhibit enzymes, we are undertaking the focused pursuit of developing therapies for metabolic diseases like diabetes and other serious diseases in which enzyme activity have a demonstrated role in disease management.

During the 4th quarter of 2019, our management team changed as Conroy Chi-Heng Cheng took over as CEO. Mr. Carl W. Rausch, who has played a role in the applications associated with the development of complex carbohydrate science in Asia, stepped down as CEO to move into a consulting role for the possible pipeline of carbohydrate-based therapeutics in cell metabolism and other protein chemistries. These new applications can address a variety of unmet medical needs. We believe this expertise is particularly valuable as we progress with specialty processes and clinical development of our products. The Company is working to confirm the next phase of clinical development, to partner and to build Company and market awareness of these technologies through the introductory sales of SUGARDOWN®.

Removal from Boston Therapeutics: Novelty of Human Peptide Therapeutics and Proteomic Platform Technology

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

The cause of both type 1 and type 2 diabetes mellitus (T1DM and T2DM) is the loss of functional pancreatic islet mass due to abnormally high rates of destruction that outpace the natural mechanisms for replacement of the islet mass. Currently, there is no treatment option that promotes the regeneration of islets and maturation of beta cells to impact the underlying causes of this disease. BTI-410 is such a compound. We were unable to address this opportunity during 2019 due to loss of the management of this project and the lack of funding. No clinical studies were to be conducted to show efficacy by this mechanism, so at present the only expense was to maintain the Intellectual Property.

BTI-320 and SUGARDOWN® Mechanisms of Action

Diabetes is a chronic disease in which a patient’s inability to produce the hormone insulin in sufficient amounts is compromised if not totally lost. This defect leads to high levels of glucose in the blood stream, which in turn leads to many systemic vascular and organ complications such as heart, kidney and retina dysfunction and even premature death. To address this “immediate” overload the modified mannan in BTI-320 formulation, works to lower the rapid rise in post-meal blood glucose from processed foods, which contain minimal fiber and free sugar loads in several ways. First, we have evidence that it binds to long-chain starch polysaccharides in foods and also to the digestive enzymes that cleave these large sugars into glucose. Second, it appears to temporarily coat the inside of the small intestine to slow the early absorption of glucose. Together, these mechanisms have been shown to lower the rate and the availability for glucose absorption in the small intestine and thus slows the amount entering the blood. This delays the exposure time for the digestive process to a region lower in the gut.

This effect of BTI-320 is measured by monitoring the amount of glucose absorption as a difference in sugar increases in the bloodstream over time and in sugar peak height as well as an immediate excursion that is not addressed by all the present hypo-glycemic drugs that actively eliminate glucose from the blood given their presence in any concentration. Most anti-diabetes drugs, also considered to cause hypoglycemic events, if not managed well, force blood sugar levels down from the presence in the blood streams by targeting organ systems such as the pancreas, the liver, the kidneys and the body’s cells, thereby increasing the risk of serious side effects if not carefully managed. This whole clinical effect has become known and managing your glycemic variability. High variability means poor control of blood sugar. This has been evidenced in recent FDA findings and concerns for cardiac insult, kidney disease, and even brain dysfunction. In contrast, BTI-320 targets enzymes in the mouth and small intestine to reduce the uptake of glucose during the digestion of carbohydrate foods. We believe this preemptive, non-systemic approach to blood sugar management provides for a broader safety profile as well as a greater ability to work with other systemic blood lowering agents like insulin. All this leads to lower prescription drug dosing and longer-term effectiveness. The BTI-320 profile is enhanced due to its GRAS (Generally Regarded as Safe) classification of its components. SUGARDOWN® has a similar mechanism of action and designation.

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

In this study, forty-five percent (45%) of patients responded positively with a forty percent (40%) reduction of post-meal glucose in the blood compared to baseline in a dose-dependent manner. Additionally, results showed the effect of BTI-320 does not correlate with duration of diabetes, and worked safely, (no-direct-hyopglycemic effect) regardless of concurrent diabetes medications. There was no severe hypoglycemia (low blood sugar episodes), gastrointestinal side effects were mild and satiety (fullness) was observed. In the article published in the July/August 2013 issue of the peer reviewed journal, Endocrine Practice, there were no serious adverse events (SAEs) from the data analysis of the open-label dose escalation crossover trial on patients with Type 2 diabetes.

In 2012, with Advance Pharmaceutical Ltd, Hong Kong, we conducted a clinical study glycemic test at the University of Sydney in Australia. The results showed the post-meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® prior to a controlled high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61 percent in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 32 percent reduction in the post-meal iAUC for glucose and a 24 percent reduction in post-meal insulin response for the volunteers in the study. No severe adverse effects were reported or observed during the study. SUGARDOWN® was tested in healthy, but overweight, adults with a mean body mass index (BMI) value of 27.3 kg/m2. This clinical study indicated that SUGARDOWN® can maintain healthy glucose levels even after meals, when sugar tends to spike. (Studies are under monograph review)

In October 2014, we reported results from a pilot Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates. The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of metformin for at least three months. The patients were administered BTI-320 and metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design. Of the 23 patients that completed the trial, 15 patients did not demonstrate a measurable difference in response by reporting a significant reduction from normal to the rice test meal. The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels. Patients were given one to two chewable BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial. The results of the trial showed BTI-320 to be as safe and as well tolerated, with no serious adverse events reported and provided information on different patient populations to be used to design the appropriate protocols for future clinical trials. This also demonstrated the value and the need for continuous glucose monitoring as a way to capture the post prandial effect on sugar reduction, an effect not seen with the present medications in the US.

In 2016, Advance Pharmaceuticals Ltd. HK, completed and reported the 60 patient continuous glucose monitoring (CGM) proof of concept trial, and reported no increases in fructosamine, a short term measure of glycation of plasma protein (none was anticipated due to the non-diabetic population), and a significant decrease in the post prandial blood glucose acute rise in blood sugar in high risk Asia pre-diabetic patients. The trial was fully reported on Clinicaltrials.gov and the abstract was accepted and presented at the June 2017 American Diabetic Association meeting in June. The data sets and the manuscript has been submitted for publication.

We began a new clinical trial during the fourth quarter of 2018. The trial completed enrollment of 66 patients with the analysis to be complete in the first quarter of 2020. Pending 360-1000 patient trial (expansion of the exploratory) of the 24 week evaluation study which is designed as a randomized, placebo-controlled, double blind “international” multi-center study with two treatment arms. The exploratory trial employed precision medical monitoring and targeted the primary efficacy endpoint of Post Prandial Glucose (PPG) or immediate blood sugar excursion reductions. The projected trend is to have a mean change in HbA1c levels from baseline at 24 weeks is not powered for significance but will report confidence intervals. We completed enrollment at 4 centers located in the U.S. with the initial 66 patients.

We began a proof of concept trial for vascular effect by the proprietary analysis of retinal vasculature in 2018. However, this study which was to be supported with 40% grant funds from the Hong Kong granting agency, was suspended and terminated before enrollment due to a severe lack of capability to work with new continuous glucose monitoring technology. The Company has suspended licensing discussions for securing rights for the use of the proprietary retinal analysis technology.

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

IPOXYN and OXYFEX

IPOXYN (research investigative material) is a carbohydrate-based protein associated material with matching purified protein sources of API (Active Pharmaceutical Ingredient) from a sister company). This investigative intravenous injectable solution may potentially prevent hypoxic conditions and cell death due to oxygen debt. Treating these hypoxic conditions may also relate to wound healing (both internal and external) such as diabetic foot ulcers and other vascular complications of diabetes. IPOXYN, an oxygen carrier blood substitute type of agent or red blood cell bridging therapy, has a very broad range of potential applications, including but not limited to, tissue death prevention, wound healing, traumatic blood loss, traumatic brain injury, stroke, cancer, surgery, transplant and anemia. In addition, since donated human blood needs refrigeration and has a shelf life of less than one month, IPOXYN can serve as an adjunct to or immediate replacement for volume and oxygen supply in trauma and surgery cases when there are human blood supply deficiencies.

Hypoxia is a condition in which cells lack sufficient oxygen delivery to support metabolic function. As evidenced by the well-established record of data relating to similar products, the IPOXYN carbohydrate molecule contains oxygen rechargeable iron which picks up oxygen in the lungs, is 1,000 times smaller than a red blood cell (or RBC), and can reach hypoxic tissue more effectively than RBCs. IPOXYN is stable at room temperature, has up to a three year shelf life and requires no blood type matching. We presently have no 2020 plans to introduce this product in any clinical trials for hypoxic medical conditions at this time.

Our pharmaceutical agents are intended for intravenous administration into the circulatory system to target acute and late stage diseases that, we believe, have a great unmet medical need. Acute hypoxic conditions, which we intend to treat with IPOXYN, result from a lack of oxygen supply to living cells. Hypoxia will lead to ischemia, inflammation and the death of living cells. Ischemia is a restriction in blood supply, generally due to factors in the blood vessels, with resultant damage or dysfunction of tissue. Diabetic foot ulcer, which occurs in 15% of patients with diabetes and precedes more than 80% of all lower leg amputations, is one of the major complications of diabetes mellitus. Two major risk factors that cause diabetic foot ulcer are diabetic neuropathy and micro/macro ischemia. Increases in mortality among diabetic patients observed over the past 20 years are considered to be due to the development of macro and micro vascular complications including the failure of the wound healing process. A failure of effective treatment of wounds in this population can often lead to infection, tissue death and amputation of the lower leg and foot as the only treatment option. We believe that IPOXYN may represent a potentially effective treatment for lower limb complications of diabetes.

We do not intend to raise the appropriate capital, we have to suspend development of OXYFEX, a veterinary analog to IPOXYN. However, we are unaware of any drug currently on the market for animals that can deliver oxygen, and yet there is only limited “blood banking” for animals despite a constant need. OXYFEX™ technology may serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

IPOXYN and OXYFEX consist of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support. We have not conducted any clinical trials to confirm the efficacy of or filed any applications with the FDA with respect to, IPOXYN. We suspended the process of developing IPOXYN for pre-clinical studies, in order to conduct other clinical trials and to file applications with the FDA as applicable. We need to have access to a pilot-scale manufacturing facility of a third party with adequate capacity to produce IPOXYN for clinical trials and market introduction.

We may have access, subject to adequate funding, to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient quantities of IPOXYN to initiate pre- clinical pharmacokinetic, safety and efficacy studies in support of an investigative new drug (IND) filing in the United States in 2020. The primary raw material for IPOXYN is extracted from controlled sourced bovine blood, which can be obtained from multiple sources at commodity prices under Good Manufacturing Practice (GMP). There are numerous facilities capable of processing source verified red blood cell extract. We anticipate a 6 month lead time to put in place agreements for obtaining and processing these materials upon funding.

Drug Development Status

BTI-320 is one of our lead product candidates and is currently in Phase II clinical development. We have contracted a CRO (contract research organization) in New York City and began trials in the 4th quarter of 2018 with the completion of enrollment in November of 2019. Following Phase II clinical trial results reported in 2013 and the Phase IIb clinical trial concluded in October 2014, the FDA accepted the first Investigational New Drug Application (or IND) We proposed for BTI-320 to treat some aspects of Type 2 diabetes and weight management. Joslin Diabetes Center in Boston we have dropped as a lead clinic for the multi-center, multi-country trial that will be planned to commence in 2020 subject to use receiving adequate funding and the positive meeting with the FDA brfore starting the phase 3 confirmatory trial. The trial may enroll up to 360 to 1000 patients in the 24-week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms. One of the primary endpoints of efficacy of the trial is the mean indication for decrease change in HbA1c levels from baseline at 24 weeks. This is anticipated to be conducted at a number of international centers located possibly in the U.S., Europe, Asia and Australia. BTI-410 is no longer a lead product candidate and, pending the out licensing and the production of new Active Pharmaceutical Ingredient (API) material, it is believed to be ready for Phase II development in both type 1 and type 2 diabetes patients, pending sufficient funding by the new out license holder. Development of IPOXYN has been suspended for all pre-clinical planning stage and further development is on hold pending the securing of adequate funding or appropriate partnering.

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

BTI-410

In January 2018, Boston Therapeutics acquired the exclusive worldwide rights to the patent portfolio for the HIP2B peptide. In 2012, a Phase 1a study established a good safety and tolerability profile of BTI-410. In 2015, with the completion of Phase 1b study and based on promising results in type 2 diabetes patients, the company is not planning any pivotal clinical studies pending out-licensing and then sufficient funding. One study was to be in type 1 diabetes patients who are immunosuppressed after having undergone kidney transplant, and one study was be in type 2 diabetes patients on metformin, but who are still experiencing post-prandial high glucoses and remain on the trajectory toward the need for insulin.

IPOXYN

We continue to believe IPOXYN (as a oxygen agent of development) can be a safe and effective intervention for reversing acute hypoxia, fulfilling an unmet clinical need; and that IPOXYN could alleviate acute deficiency of oxygen and avert further life-threatening complications and muscle and tissue death which can result from a sustained deficiency of oxygen. Our belief about the safety and efficacy of IPOXYN is based on preliminary good laboratory practices (GLP) testing of a material that is proposed to be bio-similar to IPOXYN, where it was found that such bio-similar formulation had no material toxicity on a small group of animals. We understand that this testing of GLP intent investigative materials produced bio-similar materials or, for that matter, pre-clinical testing, will not necessarily predict levels of toxicity and efficacy in humans. However, if clinical trials ultimately support this belief, in many clinical situations IPOXYN could become a significant new management tool to moderate the inconsistencies and logistics of RBC transfusion in all parts of the world.

In addition to the expansive and broad application field development of human medical management, we might envision a sizable and very accepting market in the veterinary field. We could expect to make a registration filing for this market as soon as we can complete pre-clinical safety and efficacy studies. Clinical safety and efficacy studies under Good Manufacturing Practices have not yet been initiated.

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

We intend to explore an appropriate path to value the IPOXYN asset pending securing adequate financing and finalizing strategy, which may include partnerships, to establish the best development plan. We may also license IPOXYN, an injectable drug candidate for prevention of necrosis and treatment of hypoxia. IPOXYN is a polysaccharide based therapeutic agent using proprietary processes and patented technology. Our IPOXYN drug consists of a stabilized polysaccharide composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support.

According to Global Industry Analysts, Inc., the global market opportunity for anti-hypoxia or anti-necrosis technology is $1 billion. Early entry global markets include the following:

●	Military

●	Asia (replace Hepatitis C contaminated blood products)

●	Africa (AIDS contaminated blood)

●	Newborns

●	Trauma

●	Lower Limb Ischemia and other vascular complications of diabetes

BTI-320

Overview

BTI-320 is one of our lead product candidates and is currently in Phase II clinical development. We began additional clinical trials during 2019 and were able to conclude the exploratory trial with reporting in the first half of 2020..

BTI-320 may act in a similar fashion to a Carbohydrate Hydrolyzing Enzyme Inhibitors (CHEI) for treatment of patients with Type 2 diabetes. BTI-320 initially targets improved management of post-meal blood sugar excursions in patients currently taking metformin and potentially other anti-diabetic agents, it also may assist in better glucose variability control. This fact alone, and as a non-systemic compound we believe becomes a broad safe alternative to most if not all prescription drug dose managements.

BTI-320, a non-systemic, non-toxic, drug candidate taken before carbohydrate and other free sugar associated drinks and meals, is designed to improve post-meal blood glucose control (manage glucose variability) in patients with Type 2 diabetes. BTI-320 acts non-systemically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing available glucose during the period following a meal. BTI-320 initially targets improved management of post-meal blood sugar in patients currently taking metformin and potentially other anti-diabetic agents as well as reducing insulin needs.

According to the International Diabetes Federations 2011 report, Guideline for Management of Post-meal Glucose in Diabetes, addressing both post-meal plasma glucose and fasting plasma glucose is an important strategy for achieving optimal glucose control (the all important Time in Range), and that evidence points to a relationship between an acute increase in blood sugar, particularly after a meal, and cardiovascular disease. We completed a BTI-320 Phase II clinical trial in patients with Type 2 diabetes.

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

In October 2014, we reported results from a Phase IIb study of BTI-320 in patients with Type 2 diabetes conducted in the U.S. by Accumed Research Associates. The trial enrolled 23 patients with Type 2 diabetes diagnosed for at least one year and who were on a stable daily dose of Metformin for at least three months. The patients were administered BTI-320 and Metformin using a randomized, double-blind, placebo-controlled, dose-ranging, three-way cross-over study design. Of the 23 patients that completed the trial, 15 patients did not yield measurement differences from normal to the rice test meal. The remaining eight patients responded to BTI-320 with up to a 34% reduction in post meal blood glucose levels. Patients were given one to two BTI-320 tablets, half of the dose of the Dartmouth study and one third the dose of the University of Sydney trial. The results of the trial showed BTI-320 as safe and well tolerated, with no serious adverse events reported and provided information on different patient populations to be used to design the proper protocols for future clinical trials. We have advanced this study to a publication.

BTI-410

Overview

BTI-410 is being out sourced and licensed as a lead product candidates and it licensee is currently seeking manufacture for Phase II clinical development, subject to outsourcing and obtaining adequate funding.

BTI-410 is a Beta Cell Maturation Stimulator (BCMS) for treatment of patients with Type 2 diabetes and type 1 diabetes patients who are on immunosuppression. The potential license holder for BTI-410 is initially targeted to improved insulin secretion in type 2 patients currently taking metformin and potentially other anti-diabetic agents. However, type 1 patients who are immunosuppressed are a specific population in need of this type of treatment and may provide a faster path to approval.

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

Development of BTI-410 has been suspended for the last 2 years

BTI-410 was developed as a drug candidate. In 2011, IND was established and Phase 1a was completed with Celerion in Lincoln, NE. In 2014, patient enrollment began and for Phase 1b in type 2 diabetes patients on Metformin with Profile Institute for Clinical Research in Chula Vista, CA. In 2015, dataset was locked and in 2016 results of this study were presented at the 77th Conference of the American Diabetes Association. Publication is being completed for submission in 2018.

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

We do not plan any Phase II studies in type 1 diabetes patients who are on immunosuppression as a function of a kidney transplant. This patient population produces almost no endogenous insulin, so stimulation of new insulin producing beta cells in this population will be transformative and a clear proof of concept for BTI-410 as an important therapeutic strategy in the treatment of diabetes.

Products Competitive with BTI-320 and BTI-410

Anti-diabetic drugs. Anti-diabetic drugs treat diabetes mellitus by lowering glucose levels in the blood. With the exceptions of insulin, insulin analogues and Glucagon-like Peptide-1 Agonists, all are administered orally and are thus also called oral hypoglycemic agents or oral anti-hyperglycemic agents. There are different classes of anti-diabetic drugs, and their selection depends on the nature of the diabetes, age and situation of the person, as well as other factors. BTI-320 is the first compound in a new class of therapies called Carbohydrate-Hydrolyzing Enzyme like Inhibitor (CHEI) for treatment of patients with Type 2 diabetes. BTI-320 acts non-systematically in the gastrointestinal tract to inhibit the enzymes that cleave complex carbohydrates from foods into simple sugars, reducing postprandial glucose excursion (post-meal blood sugar elevation). BTI-410 is a first in the new class compounds that stimulate beta cell maturation to regenerate endogenous insulin production and its control.

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

IPOXYN and OXYFEX™

Overview

Development of IPOXYN has been suspended in the pre-clinical stage and no work has progressed due to financial constraints. IPOXYN was initially designed for delivery as an intravenous solution, with the expectation that it can support an inadequate supply of RBC oxygen needed to maintain metabolic functions in the body. It may function without the limitations of compatibility, availability, short shelf life, volume and logistical challenges commonly associated with transfusions of whole blood and packed red blood cells. Other intravenous fluids commonly used in emergency trauma to restore blood volume, such as Ringer’s lactate or saline, are not designed to and do not carry oxygen. At present we have not conducted any clinical trials to confirm the efficacy of or filed any applications with the FDA with respect to, IPOXYN. IPOXYN will not be ready for commercialization until these steps are completed. Preclinical animal study results for IPOXYN were presented at the XIII International Symposium on Blood Substitutes and Oxygen Therapeutics in July 2011.

We do not plan to introduce this investigational product into clinical trials for hypoxic medical conditions. However, from a historical perspective consider the following: Hypoxia promotes resistance to conventional treatments, as well as treatments for other diseases. IPOXYN has the potential to greatly improve survival of patients in multiple indications in which hypoxia is a factor. Hypoxia is a condition in which cells lack sufficient oxygen supply to support normal metabolic functions. It is widely known through research that lack of oxygen will result in a cascade of biochemical reactions which promote resistance to many helpful therapeutic substances and which interfere with the body’s own repair mechanisms. Antibiotics for the treatment of infection are less effective when hypoxic conditions are involved. Similarly, hypoxic cancer cells are resistant to chemotherapy treatments; most chemotherapy drugs rely on rapid cell division which requires normal oxygenation of cells, but in a hypoxic condition, cells proliferate by other pathways and therefore resist many chemotherapy treatments.

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

Status of development of IPOXYN

We are in the process of outsourcing IPOXYN for pre-clinical studies, in order to conduct clinical trials and to file applications with the FDA as applicable.

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

When compared to RBC transfusion, we believe IPOXYN will have the following advantages:

●	Availability: readily available, with at least three year shelf-life (much longer than the five week plus shelf life for RBCs) and easier to perfuse.

●	Stability: stored at room temperature for years while maintaining its full capacity for oxygen delivery and release and logistical convenience.

●	Sterile: when manufactured and processed consistently through good manufacturing practices, free of infectious agents and unnecessary elements.

●	Compatibility: safe for all blood types in a wide range of conditions and does not require pre-infusion typing or testing for compatibility.

●	Critical care: IPOXYN can be safely applied outside the hospital to treat or prevent ischemic conditions in cases like shock and trauma, heart attack or stroke where low flow or suspended local flow are disrupted. A readily available infusion package makes it a straightforward tool for emergency medical teams to use on site in order to save a patient’s life when time is of the essence for survival.

●	Molecular structure: Chemically, IPOXYN features a small molecular size compared to RBCs, so it possesses better flow characteristics and circumvents constricted and partially occluded vessels that restrict flow of RBCs and thus the supply of oxygen to tissues and organs.

●	Oxygenation: Due to its high solubility, it has high capacity and faster exchange of oxygen in tissues, as well as facilitating the release of oxygen from RBCs for overall unparalleled efficiency.

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

SUGARDOWN®

Overview

We have developed and currently produce and test market sell SUGARDOWN®, a non-systemic complex carbohydrate-based US registered dietary food supplement to support healthy post-meal blood glucose using proprietary processes and technology. We will have unrestricted access to both sufficient raw materials at commodity pricing and processing facilities to produce sufficient supply of SUGARDOWN® to support product distribution across multiple sales channels regulated as a dietary supplement. Our SUGARDOWN® designated dietary supplement consists of a complex carbohydrate composition.

Status of Development of SUGARDOWN®

We completed development of SUGARDOWN® as an over the counter (OTC) US dietary supplement. We filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN®, which describes the proposed mechanism of action of SUGARDOWN® in reducing post-meal elevation of glucose in the blood. We have submitted thirty structural and functional claims with the FDA. We currently have strategically received awarded patents that are directed to the Composition of purified mannans, which are utilized in the formulation of SUGARDOWN®. We have also received a registered mark for SUGARDOWN®. General Product Liability Insurance for SUGARDOWN® has been in effect since April 2010. On January 24, 2012, we announced the clinical test results in healthy volunteers performed at the Sydney University Glycemic Institute for Research with SUGARDOWN®. On January 28, 2013, we announced the final results of the study conducted at the University of Sydney that showed the post- meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® tablets prior to a high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61% in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 25.5% reduction in the post-meal iAUC for glucose and a 20% reduction in post-meal insulin response for the 10 volunteers in the study. No severe adverse effects were reported or observed during the study. As of December 2019 we have been party to the completion of several additional clinical trials all supported by Clinical.trials.gov. and we are publishing to secure a standing and to confirm the integrity of the data. In the first half of 2020 we anticipate the announcement of the phase 2 exploratory trial for our pivitol phase 3. This is anticipated to confirm the safety and efficacy for the potential drug filing of the investigative materials.

Licensing Agreement with Advance Pharmaceutical Company

On June 24, 2011, we entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company and a significant stockholder of ours.

Under terms of the Agreement, we will manufacture and supply product in bulk for Advance Pharmaceutical. Advance Pharmaceutical may be responsible for the packaging, marketing and distribution of SUGARDOWN™ in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by us. The Agreement provides that Advance Pharmaceutical will pay royalties to us for SUGARDOWN™ and related products developed by us and a reduced royalty rate for products based on our intellectual property and developed by Advance Pharmaceutical. No revenue was generated through this agreement for the years ended December 31, 2019 and 2018, respectively.

Marketing SUGARDOWN®

We believe SUGARDOWN® is a safe and effective designated US dietary supplement that can help support healthy after-meal blood sugar excursions out of normal ranges and support a weight management plan by helping to curb appetite if taken before meals. The product is ready for limited market release and is currently available for distribution in some Asian markets and is available for sale in the U.S. through our product website, www.sugardown.com.

To date, our US marketing plan for SUGARDOWN® has been test marketing and to out-license marketing rights to strategic partners in their jurisdictions of expertise. In June 2011, we entered into an agreement with Advance Pharmaceutical Co. Ltd., our Hong Kong-based strategic partner that is also a significant stockholder of ours, to develop markets for SUGARDOWN® in Hong Kong, China and Macau. (See licensing partnership above)

Overview of Diabetes

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

Business Strategy

Our business strategy primarily consists of the following:

●	to advance our leading clinical stage drug candidates by the appropriate resources both inhouse and out-licensing; BTI-320, BTI-410, and IPOXYN/OXYFEX through staged regulatory approvals in the United States and the European Union and, if successful, to commercialize BTI-320 and BTI-410 either on our own or with one or more strategic partners in the U.S. and/or outside of the U.S.; and

●	to drive brand awareness and increase sales of SUGARDOWN® in North America and globally in 2020 and beyond and to further study the potential beneficial characteristics of SUGARDOWN®.

We intend to define and implement with appropriate resource a clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources. We intend to continue focusing our expertise and resources, in Asia for the moment, to develop novel formulations, and to leverage development partnerships to apply our complex carbohydrate chemistry and the leverage of peptide therapeutic design in other medical indications. We may seek to enter into licensing, co-marketing, or co-development agreements across different geographic regions, in order to avail ourselves of the marketing expertise of one or more seasoned marketing and/or pharmaceutical companies. Our strategy is to leverage considerable industry experience, expertise in complex carbohydrate chemistry, specific peptide therapeutic discovery and development and clinical development experience to continue to identify, develop and commercialize product candidates with strong market potential that can fulfill unmet medical needs in the treatment of diabetes and diabetes related complications. We plan to further develop new and proprietary drug candidates and combinations to provide improved efficacy and safety by using novel development pathways specific to each candidate.

A core part of our strategy relies upon creating safe and efficacious drug formulations that can be administered as stand-alone therapies or in combination with existing medications. We believe our novel approach of creating safe and efficacious drug formulations that can be combined with existing therapies and potentially deliver valuable products in areas of high unmet medical needs. We intend to assemble a new scientific medical advisory board consisting of scientists and medical people with both academic and corporate research and development experience that will provide leadership and counsel in the medical, scientific, technological and regulatory aspects of our current and future projects.

We believe that our uniquely experienced drug development leadership provides us with a significant competitive advantage in designing highly efficient clinical programs to deliver valuable products in areas of high unmet medical needs.

Key Strengths

We believe that our key differentiating elements include:

●	Focus on novel therapeutic opportunities provided by carbohydrates: We are focused on development of carbohydrate-based compounds to safely and cost effectively better manage blood glucose and diabetes related complications. As a result of its structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins. Carbohydrate-based therapeutics have proven to be efficacious and safe, while elimination many common side effects from other types of drugs.

●	Focus on novel therapeutic opportunities provided by Peptides in this area: We are focused on development of peptide-based compounds to better manage blood glucose and diabetes related complications. Peptides are recognized for being highly selective and efficacious and, at the same time, relatively safe and well tolerated. In general, peptides are selective and efficacious signaling molecules and given their attractive pharmacological profile and intrinsic properties, peptides represent an excellent starting point for the design of novel therapeutics and their specificity has been seen to translate into excellent safety, tolerability, and efficacy profiles in humans.

●	Experienced management: Carl Rausch (key consultant) is a leader in the field of oxygen therapeutic products and through the years was responsible for the only manufactured, tested, and approved protein materials in this field as supported through publications and product approvals in Russia and South Africa for the human version and for the Veterinary world in the European Union and for the US FDA.

●	Products are differentiated from other investigative materials and address significant unmet needs: Our three lead product candidates, BTI-320, BTI-410 and IPOXYN, are well-differentiated diabetes-related formulations that address important unmet medical needs. Diabetes prevention and management, including excessive blood sugar management, regeneration of insulin production and control, and treatment of diabetes related complications, remains a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current diabetes-related therapies and the growing population of affected individuals.

●	A multiple product portfolio with a balanced risk reward profile: We have three lead product categories and a dietary supplement product currently generating a small revenue with what we believe can lead to significant growth prospects given marketing and sales support. We out licensing a peptide therapeutic and peptide therapeutic discovery and development in the pipeline. Accordingly, we believe that the revenues we generate from our advanced products and drug candidates will offset costs related to developing our existing and future pipeline.

●	Efficient development strategy: We believe that our strategy of development of the patented dietary supplement in parallel with BTI-320 will shorten the approval process of BTI-320 by providing a broad history of safety. We believe that outsourced investigative material with a Phase II study of BTI-410 in type 1 patients with kidney transplants will provide a shortened path to approval based on an orphan drug approval pathway. We believe that the FDA’s 505(b)(2) regulatory pathway for IPOXYN and its veterinary analog, OXYFEX, lowers the risk of drug development of these drug candidates and fits for transformative and translational development from animal to man. Our strategy of combining these drugs, once approved, with novel delivery methods and pharmaceutical compositions is expected to significantly reduce clinical development time and costs and lowers regulatory risks, while delivering valuable products in areas of high unmet need to the market place.

Subsidiaries

Effective January 1, 2018, we acquired CureDM Group Holdings, LLC as a wholly owned subsidiary. This provides for our exclusive world-wide rights to the peptide composition and uses for both type 1 and type 2 diabetes. Due to our limited capital and management resources, we have not pursued the development of this asset. We are uncertain when any development of this asset will occur if at all.

Employees

We have no full time employees. We employ consultants to assist with the operation of the business as needed.

Facilities

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company ended the lease on August 31, 2019. No further obligation exists.

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

Lack of Major Customers

To date we have had limited sales of our products in the United States. We have one significant customer, Advance Pharmaceutical Co. Ltd., the Hong Kong-based pharmaceutical company (alliance partner), a significant stockholder of ours, for distribution of SUGARDOWN® in Hong Kong, China and Macau. These authorized territories were recently expanded to include Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei, Cambodia and Japan. Our director, Conroy Chi-Heng Cheng, is also a director of Advance Pharmaceutical Co. Ltd.

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

We have incurred recurring operating losses since inception as we have worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $6,700 cash on hand at December 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. During October and November 2019, the Company was advanced an additional $349,000 from a related party. In addition, on January 3, 2020, the Company was advanced an additional $250,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities. There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations.

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

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. Although we have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling or licensing that product, we have no other products currently available for sale, and none are expected to be commercially available before 2021, if at all. We may never obtain FDA or EMA approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We presently have an immediate need for capital, and if we do not raise capital, we may be forced to curtail operations and our business might fail. We anticipate that our cash resources will be sufficient to fund our planned operations on a month to month basis until revenue from Asia sales in 2020. Even if we are able to raise near term capital, we will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN, BTI-410 and BTI-320 that, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future. We may not generate sales or other revenue from SUGARDOWN® to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

During the years ended December 31, 2019 and 2018, all of our revenue was generated by sales and royalties of our SUGARDOWN® product. If we are unable to expand our customer base through our new marketing efforts, and we are not able to secure additional business from our existing customer or our sales to this customer decline, our reliance on a limited number of customers may have a material adverse effect on our business, result of operations, financial condition or liquidity. Furthermore, if we are unable to commercialize any of our pharmaceutical drug candidates, our reliance on a single product may have a material adverse effect on our business, result of operations, financial condition or liquidity.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific and clinical team, including Carl Rausch, our former Chief Executive Officer and Director. We have a consulting agreement with Mr. Rausch who is now an advisor to us. We currently have no employees in our Company, we are otherwise entirely staffed by consultants, each of whom may terminate their employment with us at any time.

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

As of May 7, 2019, we had issued and outstanding (i) 111,131,373 shares of common stock, (ii) warrants issued to the investors in our 2013 private placement collectively exercisable for 3,333,320 shares of common stock (the “Investor Warrants”), (iii) other warrants exercisable for 1,166,670 shares of common stock, (iv) warrants issued to the investors in our 2016 private placement collectively exercisable for 16,000,000 shares of common stock, (v) shares issuable in exchange for our 2016 private placement debt of 3,113,440 (vi) outstanding stock options exercisable for 9,184,000 shares of common stock (vii) shares issuable in exchange for our related party convertible debt of 35,822,920, (viii) shares issuable in exchange for our Series A preferred stock of 8,250,000 and (ix) warrants issued to the investors in our 2016 private placement collectively exercisable for 18,500,000 shares of common stock. These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or other applicable exemption. We believe that our stockholders are currently entitled to sell our shares pursuant to Rule 144 to the extent they satisfy the conditions thereunder. An aggregate of 17,659,007 shares of outstanding common stock and 3,333,320 shares of common stock issuable upon exercise of outstanding Investor Warrants are registered for resale. The market price of our capital stock could drop significantly if the holders of the shares being registered hereunder sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock. These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Properties.

We do not own any real property. We do not lease any office space at this time. We did lease office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. This concluded in August 2019 with no further obligation due. With the acquisition of CureDM, we leased office space on a month-to-month basis at The BioScience Center 5901 Indian School Rd., Albuquerque, NM 87110. This lease was concluded during 2018 and no further obligation exists..

Item 3. Legal Proceedings.

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC filed with the Supreme Court of the State of New York County of New York regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdings LLC according to the original Contribution Agreement. We have been working with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement. The complaint was withdrawn by CureDM, Inc. in December 2019.

In addition to the above matter, we are also in arbitration with Level Brands, Inc. regarding a License Agreement dated June 21, 2018 (JAMS Ref. No.: 1220061261). The Company filed an Answer to Complaint and Counter-complaint on June 25, 2019. Both parties are claiming non-performance under the License Agreement. The matter was scheduled for arbitration in October 2019. In October 2019, the arbitration was dismissed without prejudice.

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

	Bid Prices ($)
	High	Low
2019 Fiscal Year
March 31, 2019	$0.050	$0.016
June 30, 2019	$0.035	$0.018
September 30, 2019	$0.024	$0.010
December 31, 2019	$0.010	$0.007

2018 Fiscal Year
March 31, 2018	$0.11	$0.04
June 30, 2018	$0.09	$0.05
September 30, 2018	$0.08	$0.04
December 31, 2018	$0.05	$0.02

On March 30, 2020, the closing price for the common stock on the OTCBB was $0.0xx per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC

One University Plaza Suite 505

Hackensack, NJ 07601

Phone: 201-820-2008

Fax: 201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2019 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	8,934,000	$0.20	8,566,000
Total	9,184,000		15,816,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 9 -“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 9 -“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved in March 2013.

Holders

As of May 19, 2020, there were approximately 1,912 holders of record of our common stock. The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $27.1 million as of December 31, 2019 and used cash in operations of $1,195,938 during the year ended December 31, 2019. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $6,700 cash on hand at December 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. During October and November 2019, the Company was advanced an additional $349,000 from a related party. In addition, on January 3, 2020, the Company was advanced an additional $250,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations

Fiscal 2019 as compared to Fiscal 2018

Revenue

Revenue for fiscal 2019 was $16,329, a decrease of $15,394 compared to revenue of $31,723 for fiscal 2018. The decrease in 2019 is related to the Company’s lack of funding for any sales and marketing effort. The Company increased the price of its Sugardown product during the second half of 2018.

Direct Expenses

Direct expenses for fiscal 2019 was $27,008 a decrease of $40,125 as compared to $67,133 for fiscal 2018. The decrease is due to the reduced sales volume and an increase in reserve for expired inventory of approximately $31,750 in 2018. No reserves were established during 2019.

Research and Development

Research and development expense for fiscal 2019 was $1,710,943, an increase of $1,528,288 as compared to $182,655 for fiscal 2018. The increase in 2019 relates to the clinical trials for our Sugardown product that was conducted and completed during 2019. Fiscal 2019 includes non cash expenses for the amortization of intangible assets of $148,000 compared to $158,000 for fiscal year 2018. The clinical trials are being funded by the Asian license holder who is also our CEO, Director and significant stockholder.

Sales and Marketing

Sales and marketing expense for fiscal 2019 was $791,232, an increase of $714,066 as compared to $77,166 for fiscal 2018. The increase is related to non-cash amortization of the agreement entered into with Level Brands, Inc. Amortization under this agreement totaled $789,279 for the fiscal year ended December 31, 2019 as compared to $60,714 for the fiscal year ended December 31, 2018. The Company is in a dispute with Level Brands, Inc., in an effort to end the contract which the Company believe is not beneficial. In late 2017, we initiated a different program concentrating on social media outlets with targeted radio advertisements in New England. This program continued through the second quarter of 2018 when it was discontinued due to lack of funds.

General and Administrative

General and administrative expense for fiscal 2019 was $980,381, a decrease of $757,787 as compared to $1,738,168 for fiscal 2018. The 2018 numbers include a stock award to two consultants totaling $330,000. In addition, the increase costs in 2018 are from accrued payroll costs of $188,716 to our new COO hired as a result of our acquisition of CureDM. These fees will be paid upon adequate funds raised by the Company according to the CureDM purchase agreement. The Company also had increased costs for non-cash stock compensation of approximately $125,000 related to stock options issued to our new COO during Q1 2018 and also due to a revaluation of options issued to our CEO that were re-priced during the first quarter of 2018. These increases were offset set by lower costs for professional and other fees as the Company has been conserving its cash position pending additional financing.

Impairment of Goodwill

We recorded impairment of goodwill in the amount of $1,246,002 for the year ended December 31, 2018. There was no Goodwill during 2019.

Impairment of Intangibles

We recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019.

Other (Expenses) Income

Total other income was $166,337 for fiscal 2019 representing a decrease expense of $488,143 as compared to ($321,806) for fiscal 2018. Interest expense decreased by $386,642 for the year ended December 31, 2019. This was due to the significant reduction of amortization of deferred financing costs from our 2016 fund raising and the debt discounts from our related party convertible notes payable all of which were fully amortized by April 2019. During 2018, the Company recognized gains of $2,374 due to the early extinguishment of its debt due to the conversions of our 2016 convertible debt offering. No conversions occurred during 2019. The Company also recognized gains of $464,062 and $44,791 from the change in the valuations of it warrant and derivative liabilities, respectively during 2019. For 2018, the Company had gains of $400,225 and $83,287 from the change in the valuations of it warrant and derivative liabilities, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $6,701 and accounts payable and accrued expenses of $3,069,645. For the year ended December 31, 2019 the Company used $1,195,938 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $6,700 cash on hand at December 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. During October and November 2019, the Company was advanced an additional $349,000 from a related party. In addition, on January 3, 2020, the Company was advanced an additional $250,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas, placed on complete restriction from non-essential movements outside of their homes. As a result, disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position	Term as a Director
Conroy Chi-Heng Cheng	42	Director	December 2013 to Present

Conroy Chi-Heng Cheng, is our Chief Executive Officer, Chief Financial Officer and Director of our company. Mr. Cheng has served as a Director since December 2013. Mr. Cheng has served as our Chief Executive Officer and Chief Financial Officer, since December 13, 2019. Mr. Cheng served as our interim Chief Executive Officer and Chief Financial Officer from March 2016 until August 12, 2016. He also serves as the Chief Executive Officer of Net Plus Company Limited. He serves as an Executive Director of Net Plus Company Limited. He has been an Executive Director of New World Development Co. Ltd. since June 2010. He serves as a Director of Chow Tai Fook Enterprises Limited. He served as an Independent Non-executive Director of Hong Kong Energy Holdings Limited (alternate name JIC Technology Co. Ltd. & China Renewable Energy Investment Limited) from July 2002 to May 2007. Mr. Cheng has a Bachelor of Arts degree majoring in Economics from the University of Western Ontario, Ontario, Canada in 1999. Mr. Cheng also serves as a director of Advance Pharmaceutical Company, Ltd., our marketing and distribution partner for sixteen countries in Asia. We believe that Mr. Cheng is well qualified to serve as a member of our Board of Directors due to his executive leadership experience and his extensive experience with business development.

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

Name	Age	Position	Term as an officer
Conroy Chi-Heng Cheng	42	Chief Executive Officer, Chief Financial Officer and Director	December 2019 to the present

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

Board of Directors Independence

Our Board of Directors consists of one member. We currently have seven vacancies on our Board. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. None of our members of the Board of Directors is “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an audit committee consisting of three independent directors. The committee currently has no members the board, having three openings. The Company is actively seeking additional board members for the committee. The audit committee is primarily responsible for reviewing the services performed by the independent registered public accounting firm and evaluating our accounting policies and our system of internal controls.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Committee currently has no members of the board and has three openings. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2019 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with M&K, CPA’s LLC (“M&K”), the Company’s independent registered public accounting firm for fiscal 2019, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T;

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Liggett its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership to be filed by Carl W. Rausch, that no other reports were required, during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total compensation
Carl Rausch, Chief Executive Officer (3)	2019	$216,890	$—	$—	$216,890
	2018	$226,320	$—	$—	$226,320

Loraine Upham Former Chief Operating Officer (1)	2018	$188,716	$—	$—	$188,716

(1)	Ms. Upham served as Chief Operating Officer until her resignation on November 30, 2018. These fees will be paid upon adequate funds raised by the Company according to the CureDM purchase agreement. Includes accrued vacation of $5,383.

(2)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2019 and 2018” below.

(3)	Includes $132,020 of paid compensation, the remainder remains unpaid and is included in current liabilities. All payments were suspended effective August 1, 2018. No payments were made during 2019. Mr. Rausch resigned on December 12, 2019.

Grants of Plan-Based Awards

The following table shows for the fiscal years ended December 31, 2019 and 2018, certain information regarding grants of plan-based awards, or common stock options, to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2019 and 2018

Estimated
				Possible	All Other
				Payouts	Option		Grant Date
				Under	Awards:	Exercise or	Fair Value
				Non-Equity	Number of	Base Price	of Stock
				Incentive	Securities	of Option	and Option
	Award	Grant	Approval	Plan Awards	Underlying	Awards	Awards
Name	Type	Date	Date	Target ($)	Options (3)(4)	($/Sh) (1)	($)(2)
Loraine Upham	Non-Qualified Stock Option	02/12/18	02/12/18	—	4,000,000	$0.06 – 0.20	$193,875

(1)	Stock options issued in 2018 were granted with an exercise price in excess of the fair market value on the date of grant. No stock options were issued during 2019.

(2)	The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2019 and 2018. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the accompanying Note 11 to Boston Therapeutics, Inc.’s audited financial statements for the year ended December 31, 2019 and 2018.

(3)	Annual stock options were granted under our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”).

(4)	The stock options were unvested at the time of Ms. Upham’s resignation on November 30, 2018 and have been forfeited.

Outstanding Equity Awards at December 31, 2019

The following table sets forth, as of December 31, 2019, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL-YEAR END TABLE

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option	Option
Name	Options (#) Exercisable	Options (#)(1) Unexercisable	Exercise Price ($)	Expiration Date
Carl Rausch	1,500,000	—	$0.10	08/22/2021
Carl Rausch	500,000	—	$0.18	03/25/2025
Carl Rausch	2,000,000	—	$0.10	08/22/2021
Carl Rausch	2,000,000	—	$0.15	08/22/2021
Carl Rausch	2,000,000	—	$0.15	08/22/2021

(1)	In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2010 and 2011 Plans including the potential for future vesting acceleration.

Option Exercises and Stock Vested in 2019

Our Named Executive Officers did not exercise any stock options during fiscal years 2019 and 2018.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2019 for service as directors:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl W. Rausch	$—	$—	$—	$—	$—	$—	$—
S. Colin Neill (2)	$22,500	$—	$—	$—	$—	$—	$22,500
Conroy Chi-Heng Cheng	$—	$—	$—	$—	$—	$—	$—

(1)	The “Option Awards” column reflects non-qualified options to purchase an aggregate of 7,500,000 shares of our common stock at an exercise price between $0.10 and $0.60. Of these shares, 1,500,000 have an exercise price of $0.10 for a period of 10 years granted effective August 22, 2016 and vested immediately; 2,000,000 have an exercise price of $0.20 for a period of five years shares granted August 22, 2016 and vested when the Company raised over $1 million in the 3rd quarter of 2016; 2,000,000 have an exercise price of $0.40 for a period of five years shares granted August 22, 2016 and vest upon the Company raising $5,000,000 in financing and 2,000,000 have an exercise price of $0.60 for a period of five years shares granted August 22, 2016 and vest upon the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. On March 7, 2018, Dr. Rausch and the Company entered a letter agreement pursuant to which the First Option exercise prices was reduced to $0.10 per share and the Second Option and Third Option was reduced to $0.15 per share.

(2)	Mr. Neill is due cash compensation of $2,500 per month in his position as the Chairman of the Audit Committee. Any unpaid amounts are included in accounts payable at December 31, 2019. Mr. Neill resigned from the Board of Directors in September 2019.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2019 are included in Note 11 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2019 included herein.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Other than the grant of options for 2019 and 2018 and the cash compensation described in the table above and the consulting agreement described below, there are currently no other agreements in effect entitling the non-employee directors to compensation.

Employment Contracts

The Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Rausch was initially required to relocate from Hong Kong to the United States. However, due to his continued efforts in Hong Kong, the Company and Mr. Rausch, in March 2017, have amended the employment agreement to remove the provision requiring Mr. Rausch to relocate to the United States. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch’s salary will be increased by $20,000. The Company shall grant Mr. Rausch a Stock Option (the “Rausch Option”) to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch’s commitment to the Company, the stock options previously granted to Mr. Rausch shall be amended to extend the expiration date to the ten year anniversary of signing date and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch’s accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch’s salary for a period of one year. Mr. Rausch resigned as CEO, CFO and Board member on December 12, 2019. The Board voted to keep Mr. Rausch’s stock options intact and made them fully vested.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2019 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	8,934,000	$0.20	8,566,000
Total	9,184,000		15,816,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 11 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 11 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved by the Board of Directors in March 2013.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s common stock as of May 19, 2020, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of May 19, 2020, Boston Therapeutics had 111,131,373 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 354 Merrimack Street #4, Lawrence, MA 01843.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)
Carl W. Rausch (2)**	14,000,000	(3)	11.4	%(3)
David Platt 12 Appleton Circle Newton, MA 02459	8,151,600	(4)	7.3	%(4)
Harold Solomon Parnes 1525 Voorhies Avenue Brooklyn, NY 11235	26,126,342	(5)	21.0	%(5)
CJY Holdings Limited 7B Jonsim Place 288 Queens Road East Wanchai, Hong Kong	60,489,690	(6)	40.5	%(8)
CureDM, Inc.	12,997,488		11.7%
S. Colin Neill(2)**	130,100	(7)	*	%
Conroy Chi-Heng Cheng(2)**	2,058,600	(8)	1.9	%(8)
All Officers and Directors as a Group (4 persons)	16,188,700		13.4%

* Less than 1%

** Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 111,131,373 shares of common stock outstanding as of May 19, 2020.

(2)	The business address for these individuals is 354 Merrimack Street, Lawrence, MA 01843.

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

Conroy Chi-Heng Cheng is a director of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN®, in in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN®, for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN®,) and related products developed by the Company and a reduced royalty rate for products based on the Company’s intellectual property and developed by Advance Pharmaceutical. No revenue was generated through this agreement for the years ended December 31, 2019 and 2018, respectively.

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

Through December 31, 2011, Dr. Platt, the former Chairman and Chief Executive Officer, advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt entered into promissory notes to advance to the Company an aggregate of $20,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $277,820 have been amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017 and are currently in default. This note has been classified as a current liability on the balance sheet.

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

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by M&K CPA’s LLC (“M&K”) and Liggett & Webb, P.A. (“LW”) for the fiscal year ended December 31, 2019 and 2018.

Fee Category	2019	2018
Audit Fees – M&K	$32,500	$—

Audit Fees – LW	$22,500	$72,500

Audit Related Fees	$—	$27,750

Tax Fees	$3,500	$3,500

All Other Fees	$—	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2019 and 2018.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit No	Title of Document
3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)
3.3	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
4.1	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.2	Form of 10% Convertible Promissory Note issued to CJY Holdings Limited (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.3	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015 and incorporated herein by reference)
4.4	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference)
4.5	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2015 and incorporated herein by reference)
4.6	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016 and incorporated herein by reference)
4.7	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016 and incorporated herein by reference)
4.8	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2016 and incorporated herein by reference)
4.9	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016 and incorporated herein by reference)
4.10	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)

4.11	Form of 6% Senior Convertible Debenture Due 2018 issued to Investors (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.12	Form of Stock Purchase Warrant issued to Investors (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.13	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.14	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.15	Form of 6% Subordinated Convertible Debenture Due (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.16	Form of Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.17	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.18	Form of Certificate of Designation (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.19	Form of Common Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.20	Form of 10% promissory note issued to World Technology East II Limited (filed as exhibit 4.1 to the Company’s current Report on Form 8-K filed with the SEC on June 12, 2018 and incorporated herein by reference)
10.1	Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.2	Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.3	Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.4	Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
10.5	Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)
10.6	License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)
10.7	Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)
10.8	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.9	Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.10	Warrant Repricing and Exercise Agreement entered by and between Boston Therapeutics, Inc. and CJY Holdings Limited dated November 12, 2015, effective June 15, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015 and incorporated herein by reference)
10.11	Executive employment Agreement between Boston Therapeutics, Inc. and Carl W. Rausch dated as of August 12, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference)
10.12	Letter Agreement dated March 27, 2017 entered between Boston Therapeutics, Inc. and Carl W. Rausch (filed as exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2017 and incorporated herein by reference)
10.13	Contribution Agreement by and among Boston Therapeutics, Inc. and CureDM Group Holdings, LLC dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.14	Executive Retention Agreement by and between Boston Therapeutics, Inc. and Loraine Upham dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.15	License agreement between Boston Therapeutics, Inc. and Level Brands, Inc. (filed as exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on July 2, 2018 and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101	The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the years ended December 31, 2019 and December 31, 2018 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

* Filed as an exhibit hereto.

** These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: June 8, 2020	By:	/s/ Conroy Chi-Heng Cheng
Conroy Chi-Heng Cheng
Chief Executive Officer and Chief Financial Officer
(Principle Executive Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conroy Chi-Heng Cheng	Director, Chief Executive Officer and Chief Financial Officer	June 8, 2020
Conroy Chi-Heng Cheng	(Principal Executive Officer)

Boston Therapeutics, Inc.

FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Boston Therapeutics, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Boston Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Boston Therapeutics, Inc. and subsidiaries as of December 31, 2018, were audited by other auditors whose report dated April 16, 2019 expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, Texas

June 8, 2020

To the Board of Directors and Stockholders of

Boston Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Boston Therapeutics, Inc. (“Company”) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its consolidated operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

April 16, 2019

Boston Therapeutics, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
ASSETS
Current assets:
Cash	$6,701	$12,467
Accounts receivable	—	384
Prepaid expenses and other current assets	12,662	908,091
Inventory, net	3,909	1,013
Total current assets	23,272	921,955

Property and equipment, net	509	2,132
Intangible assets, net	—	515,212
Total assets	$23,781	$1,439,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$458,175	$509,818
Accounts payable – related party	152,302	—
Accrued expenses and other current liabilities	1,361,194	1,160,643
Accrued expenses – related party	1,097,974	—
Deferred revenue – related party	104,782	104,782
Convertible note payable – related party, net of discount, current portion – in default	1,402,000	1,371,668
Convertible notes payable, current portion – in default	250,000	250,000
Notes payable – related parties, current portion – portions in default	1,948,429	758,257
Note payable marketing agreement	450,000	450,000
Derivative liability, current portion	9,451	54,242
Warrant liability	461,744	—
Total current liabilities	7,696,051	4,659,410

Warrant liability	—	925,806
Total liabilities	7,696,051	5,585,216

COMMITMENTS AND CONTINGENCIES (See Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Preferred stock, 150,000 shares designated, 82,500 shares issued and outstanding at December 31, 2019 and 2018, respectively	83	83
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 111,131,373 and 110,131,373 shares issued and outstanding at December 31, 2019 and 2018, respectively	111,131	110,131
Additional paid-in capital	19,322,864	19,156,138
Accumulated deficit	(27,106,348)	(23,412,269)
Total stockholders’ deficit	(7,672,270)	(4,145,917)

Total liabilities and stockholders’ deficit	$23,781	$1,439,299

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Consolidated Statements of Operations

For the years Ended December 31, 2019 and 2018

	2019	2018
Revenue	$16,329	$31,723

Operating expenses:
Direct expenses	27,008	67,133
Research and development	1,710,943	182,665
Sales and marketing	791,232	77,166
General and administrative	980,381	1,738,168
Impairment of goodwill	—	1,246,002
Impairment of intangibles	367,181	—
Total operating expenses	3,876,745	3,311,134

Operating loss	(3,860,416)	(3,279,411)

Other (expenses) income:
Interest expense	(342,516)	(729,158)
Financing costs	—	(78,534)
Gain (loss) on extinguishment of debt	—	2,374
Change in fair value of derivative liability	44,791	83,287
Change in fair value of warrant liability	464,062	400,225
Total other (expenses) income	166,337	(321,806)

Loss before provision for income taxes	(3,694,079)	(3,601,217)

Net loss	$(3,694,079)	$(3,601,217)
Net loss per share- basic and diluted	$(0.03)	$(0.04)
Weighted average shares outstanding basic and diluted	111,076,124	102,498,023

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2017	55,000	$55	64,437,836	$64,437	$15,862,980	$(19,811,052)	$(3,883,580)

Stock based compensation	—	—	—	—	175,076	—	175,076
Issuance of common stock in acquisition of CureDM Group Holdings LLC	—	—	25,000,000	25,000	1,225,000	—	1,250,000
Issuance of Series A Preferred stock for cash	27,500	28	—	—	274,972	—	275,000
Conversion of convertible note payable and accrued interest into common stock	—	—	17,027,544	17,027	1,260,039	—	1,277,066
Issuance of warrants to purchase capital stock in exchange for extension of note payable	—	—	—	—	21,121	—	21,121
Issuance of common stock in exchange for consulting services	—	—	3,666,666	3,667	326,333	—	330,000
Reclassification of derivative liability	—	—	—	—	10,617	—	10,617
Net loss	—	—	—	—	—	(3,601,217)	(3,601,217)

Balance, December 31, 2018	82,500	$83	110,131,373	$110,131	$19,156,138	$(23,412,269)	$(4,145,917)

Stock based compensation	—	—	—	—	144,826	—	144,826
Issuance of common stock in exchange for consulting services	—	—	1,000,000	1,000	21,900	—	22,900
Net loss	—	—	—	—	—	(3,694,079)	(3,694,079)

Balance, December 31, 2019	82,500	$83	111,131,373	$111,131	$19,322,864	$(27,106,348)	$(7,672,270)

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:

Net (Loss)	$(3,694,079)	$(3,601,217)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	149,654	159,902
Impairment of goodwill	—	1,246,002
Impairment of intangibles	367,181	—
Stock-based compensation	144,826	175,076
Issuance of common stock and common stock warrants for consulting services	22,900	330,000
(Gain)/loss on extinguishment of debt	—	(2,374)
Change in fair value of warrant liabilities	(464,062)	(400,225)
Change in fair value of derivative liabilities	(44,791)	(83,287)
Provision for inventory obsolescence	—	31,752
Amortization of debt discount and deferred finance cost	30,332	624,608
Warrants issued for extension of debt	—	21,121
Changes in operating assets and liabilities
Accounts receivable	384	204
Inventory	(2,896)	5,776
Prepaid expenses and other current assets	895,429	(243,552)
Accounts payable	(51,643)	46,354
Accrued expenses	200,551	806,019
Accounts payable - related party	152,302	—
Accrued expenses - related party	1,097,974	—
Net cash (used in) operating activities	(1,195,938)	(883,841)

Cash flows from investing activities
Cash acquired through CureDM purchase	—	3,592
Net cash provided by (used in) investing activities	—	3,592

Cash flows from financing activities
Proceeds from issuance of notes payable to related parties	1,190,172	480,437
Proceeds from issuance of preferred stock	—	275,000
Net cash provided by financing activities	1,190,172	755,437

Net decrease in cash	(5,766)	(124,812)
Cash, beginning of year	12,467	137,279
Cash, end of year	$6,701	$12,467

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Issuance of common stock for the acquisition of CureDM Groups Holdings LLC	$—	$1,250,000
Issuance of note payable for marketing services	$—	$450,000
Conversion of convertible notes payable plus accrued interest into common stock	$—	$1,277,066
Derivative liabilities associated with issuance of preferred stock	$—	$226,833
Derivative liability associated with convertible note payable	$—	$10,617

The accompanying notes are an integral part of these financial statements.

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Notes 3 and 14.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $27.1 million as of December 31, 2019 and used cash in operations of $1,195,938 during the year ended December 31, 2019. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $6,700 cash on hand at December 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the first quarter of 2019. The Company was advanced $339,144 during April 2019, from two related parties. The Company was advanced $50,000 from a related party during May 2019. During July, the Company was advanced $402,027 from two related parties. During October and November 2019, the Company was advanced an additional $349,000 from a related party. In addition, on January 3, 2020, the Company was advanced an additional $250,000 from a related party. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at December 31, 2019 and December 31, 2018.

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement with Advance Pharmaceutical Company Limited (“APC”), whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. APC is a related party as a director and significant stockholder of the Company is an owner and director of APC. The Company did not recognize any revenue from royalties from APC during the years ended December 31, 2019 and 2018 respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of December 31, 2019 and December 31, 2018.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $1,623 and $1,706, respectively.

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

The Company performed its impairment review of goodwill for the year ended December 31, 2018 and concluded that goodwill was impaired at December 31, 2018. The company recorded impairment of goodwill in the amount of $1,246,002 for the year ended December 31, 2018. No goodwill exists at December 31, 2019.

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

The Company performed its impairment review of intangible assets for the year ended December 31, 2019 and concluded that intangibles were impaired at December 31, 2019. The Company recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019.

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the year ended December 31, 2019 did not include 9,184,000, 38,458,320, 39,131,347 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2018 did not include 9,594,000, 38,999,990, 36,407,367 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2019 and 2018.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the sales and marketing expenses in the statements of operations. The Company did not incur any advertising costs for either year ended December 31, 2019 and 2018, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of December 31, 2019 and 2018, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2019 and December 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

The new standard did not have a material effect on the Company’s consolidated Financial statements as the Company does not have any leases that meet the requirements for recognition.

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

The Company expects the probability of the milestones for issuance of the contingent shares to be remote and therefore has placed no value on the shares as of December 31, 2019 or 2018. See Note 14.

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

	For the year ended December 31,
	2019	2018
Total revenues	$16,329	$31,273
Net loss	(2,371,177)	(3,601,217)
Basic and diluted net earnings per common share	$(0.02)	$(0.04)

4.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at December 31, 2019 and 2018 net of inventory reserves, were as follows:

	2019	2018
Raw materials	$—	$—
Finished goods	3,909	1,013
Total	$3,909	$1,013

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value. The Company recorded a charge to the provision for inventory obsolescence in the amount of $0 and $31,752 for the years ended December 31, 2019 and 2018, respectively.

5.	INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications, which were obtained through the acquisition of BTI in 2010, are being amortized on a straight-line basis over their estimated useful lives of 14 years.

Intangible assets consist of the following as of December 31:

	2019	2018
SUGARDOWN® technology and patent applications	$1,134,122	$1,134,122
Less accumulated amortization	(1,134,122)	(618,910)
Intangible assets, net	$—	$515,212

Amortization expense for each of the years ended December 31, 2019 and 2018 was $148,031 and $158,196, respectively.

The Company performed its impairment review of intangible assets for the year ended December 31, 2019 and concluded that intangibles were impaired at December 31, 2019. The Company recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at December 31, 2019 and 2018:

	2019	2018
Accrued payroll	$188,716	$188,716
Professional fees	137,545	95,018
Accrued consulting fees	739,447	263,600
Accrued executive compensation	340,000	120,000
Accrued accounting fees	150,000	30,000
Interest	768,797	456,613
Accrued expense reimbursement and other	134,663	6,696
Total	$2,459,168	$1,160,643

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial liabilities as of December 31, 2019 and 2018 measured at fair value on a recurring basis are summarized below:

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$9,451	$—	$—	$9,451
Warrant liability	461,744	—	—	461,744
Total	$471,195	$—	$—	$471,195

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$54,242	$—	$—	$54,242
Warrant liability	925,806	—	—	925,806
Total	$980,048	$—	$—	$980,048

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

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the years ended December 31, 2018. No options were converted or exercised during the year ended December 31, 2019.

Conversion option:

December 31,
2018
Common Stock Closing Price	$0.03
Conversion Price per Share	$0.075 to 0.10
Conversion Shares	5,333,333
Call Option Value	0.013 to 0.055
Dividend Yield	0.00%
Volatility	221.92%
Risk-free Interest Rate	2.46% to 2.51%
Term	0.32 to 0.625 years

Exercise option:

December 31,
2018
Common Stock Closing Price	$0.03
Conversion Price per Share	$0.10 to 0.15
Conversion Shares	34,000,000
Call Option Value	0.026 to 0.028
Dividend Yield	0.00%
Volatility	221.92%
Risk-free Interest Rate	2.46 to 2.51%
Term	2.62 to 4 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the years ended December 31, 2019 and 2018:

	Debt	Warrant
	Derivative	Liability
Balance December 31, 2017	$429,141	$1,099,200
Aggregate amount of derivative instruments issued	—	226,831
Transferred in due to conversions	(291,612)	—
Change in fair value of derivative liabilities	(83,287)	(400,225)
Balance, December 31, 2018	54,242	925,806
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(44,791)	(464,062)
Balance, December 31, 2019	$9,451	$461,744

8.	CONVERTIBLE NOTES PAYABLE

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

During 2018, 29 investors converted their Convertible Debentures totaling $1,225,000 plus accrued interest of $52,066, into 17,027,544 shares of the Company’s common stock. Upon conversion, a loss on extinguishment was recorded in the amount of $2,374. No conversions occurred during 2019.

For the year ended December 31, 2019 and 2018, the Company amortized $30,332 and $543,347, respectively, of debt discount to operations as interest expense.

Convertible notes payable consist of the following at December 31, 2019 and December 31, 2018:

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

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at December 31, 2019 and December 31, 2018 totaled $54,493 and $18,493, respectively.

As of December 31, 2019, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at December 31, 2019. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

Level Brands sued the Company for non-performance under the contract. The matter was taken to arbitration with both parties claiming non performance under the contract. In October 2019, the arbitration was dismissed without prejudice. See Note 14.

10.	STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of December 31, 2019 and 2018, the Company has 82,500 shares of Series A Preferred Stock outstanding.

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

During 2017, the Company recognized the value attributable to the conversion feature of the issued warrants of $93,312 as a charge against additional paid in capital. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 7.

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

During 2018, the Company recognized the value attributable to the conversion feature of the issued warrants of $226,833 as a charge against additional paid in capital. The Company valued the warrants using the Binomial Lattice pricing model as described in Note 7.

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

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of December 31, 2019, the Company had 38,458,320 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following tables summarize the Company’s common stock warrants activity for the years ended December 31, 2019 and 2018:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	38,999,990	$0.17	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	(541,670)	0.94	—
Outstanding as of December 31, 2019	38,458,320	$0.16	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	41,029,669	$0.23	$—
Granted	5,875,000	0.15	—
Exercised	—	—	—
Forfeited/Canceled	(7,904,679)	0.43	—
Outstanding as of December 31, 2018	38,999,990	$0.17	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.011 as of December 31, 2019, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

11.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of December 31, 2019 and December 31, 2018, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of December 31, 2019 and December 31, 2018, there were 8,934,000 and 9,344,000 options outstanding under the 2011 Plan.

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

No stock options were issued under either plan during the year ended December 31, 2019.

The fair value of stock options granted and revaluation of non-employee consultant options for year ended December 31, 2018 was calculated with the following assumptions:

2018
Risk-free interest rate	2.22 - 2.3%
Expected dividend yield	0%
Volatility factor	217.6% - 219.04%
Expected life of option	1.71 - 5 years

For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $144,826 and $175,076, respectively, in connection with share-based payment awards. As of December 31, 2019 and 2018, there was $0 and $144,991, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the years ended December 31, 2019 and 2018:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	9,594,000	$0.10 – 1.21	$0.36	$—
Granted	4,000,000	0.06 – 0.20	0.12
Exercised	—	—	—
Options forfeited/cancelled	(4,000,000)	0.06 – 0.20	0.12
Outstanding as of December 31, 2018	9,594,000	$0.10 – 1.21	$0.29	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(410,000)	0.10 – 0.50	0.40
Outstanding as of December 31, 2019	9,184,000	$0.10 – 1.21	$0.36	$—

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2019:

		Options Outstanding					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	3,500,000	$0.10	3.79	$—	3,500,000	$0.10	4.04	$—
0.15	4,000,000	0.15	1.65	—	—	0.15	1.90	—
0.18	934,000	0.18	3.48	—	934,000	0.18	3.73	—
0.20	150,000	0.20	5.24	—	150,000	0.20	5.49	—
0.37	58,000	0.37	2.68	—	58,000	0.37	2.93	—
0.42	63,000	0.42	1.00	—	63,000	0.42	1.25	—
0.69	100,000	0.69	4.20	—	100,000	0.69	4.45	—
1.21	379,000	1.21	4.03	—	379,000	1.21	4.28	—
$0.10-1.21	9,184,000	$0.20	3.60	$—	5,184,000	$0.20	3.60	$—

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2019 and 2018:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2017	4,000,000	$0.50
Granted	4,000,000	0.12
Forfeited	(4,000,000)	0.12
Vested	—	—
Non-vested as of December 31, 2018	4,000,000	$0.50
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of December 31, 2019	4,000,000	$0.50

The weighted-average remaining contractual life for options exercisable at December 31, 2019 is 3.60 years. At December 31, 2019 the Company has 8,566,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at both December 31, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $0 for both years as no options were exercised. The actual tax benefit realized from stock option exercises during the years ended December 31, 2019 and 2018 were $0 for both years as no options were exercised in either year.

12.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of December 31, 2019 and December 31, 2018, the remaining notes and accrued interest to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“APC”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for APC. APC is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. APC, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of APC and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the years ended December 31, 2019 or 2018.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2019 and December 31, 2018, $80,815 and $59,650, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $261,656 during the years ended December 31, 2019 and 2018, respectively.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $30,332 and $92,842 during the years ended December 31, 2019 and 2018, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at December 31, 2019 and December 31, 2018:

	2019	2018
Principal balance	$1,402,000	$1,402,000
Debt discount	-	(30,332)
Outstanding, net of debt	$1,402,000	$1,371,668

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned equally by Carl W. Rausch, the Company’s CEO and a director, and Conroy Chi-Heng Cheng, a director of the Company. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. During the fourth quarter of 2018, the Company increased the amount of the note payable to $174,500 with borrowings of $44,500 on October 4, $15,000 on November 5 and $15,000 on December 7. During the first quarter of 2019, the Company increased the amount of the note payable to $224,500 with borrowings of $30,000 on January 17 and $20,000 on February 11. During the second quarter of 2019, the Company increased the amount of the note payable to $324,500 with borrowings of $50,000 on April 4 and $50,000 on May 31. On July 31, 2019, the Company borrowed $50,000 increasing the total amount of notes payable to $374,500. On November 18, 2019, the Company borrowed $30,000 increasing the total amount of notes payable to $404,500 which remain outstanding at December 31, 2019. The notes payable are due on various dates through November 18, 2020 including $174,500 which came due on during 2019 and are currently in default. Interest accrues on the WTE2 Notes at the rate of 10.0% per annum. Accrued interest at December 31, 2019 and December 31, 2018 totaled $37,516 and $6,843, respectively.

On September 26, 2018, the Company issued a note payable for $305,937 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi- Heng Cheng, a director of the Company. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable September 26, 2019. During the second quarter of 2019, the Company increased the amount of the note payable to $595,081 with a borrowing of $289,144 on April 12. During the third quarter of 2019, the Company increased the amount of the note payable to $947,108 with a borrowing of $157,671 on July 2 and $194,356 on July 31. During the third quarter of 2019, the Company increased the amount of the note payable to $1,266,108 with a borrowing of $319,000 on November 29. The notes are due on various dates through October 29, 2020, including the $305,937 note which was due on September 26, 2019 and is currently in default. Interest accrues on the CJY Note at the rate of 10% per annum. Accrued interest at December 31, 2019 and December 31, 2018 totaled $80,546 and $7,984, respectively.

Included in accounts payable at December 31, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $152,302 and $121,453, respectively.

Included in accrued expenses at December 31, 2019 and December 31, 2018 are amounts due shareholders, officers and directors of the Company in the amounts of $1,097,974 and $779,545, respectively.

13.	PROVISION FOR INCOME TAXES

During the years ended December 31, 2019 and 2018, no provision for income taxes was recorded as the Company generated net operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2019	2018
Net operating loss carryforwards	21.0%	23.9%
State taxes, net of federal benefit	5.0%	5.0%
Federal research and development tax credit	0.3%	0.3%
Other	4.5%	4.5%
Change in deferred tax asset valuation allowance	(30.8)	(33.7)%
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Net operating loss carryforwards	$6,206,314	$4,964,400
Tax credit carryforwards	197,747	112,200
Non-qualified stock options	862,413	832,000
Gross deferred tax assets	7,266,474	5,908,600
Valuation allowance	(7,266,474)	(5,908,600)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of $26.7 million, which begin to expire in years 2035 and 2020, respectively. The Company also has estimated available research and development tax credit carryforwards for federal income tax purposes of $197,747, which begin to expire in year 2032.

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

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2019, the Company increased its valuation allowance by $1,357,874 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

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

Pending litigation

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC filed with the Supreme Court of the State of New York County of New York regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdings LLC according to the original Contribution Agreement. We have been working with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement. The complaint was withdrawn by CureDM, Inc. in December 2019.

In addition to the above matter, we are also in arbitration with Level Brands, Inc. regarding a License Agreement dated June 21, 2018 (JAMS Ref. No.: 1220061261). The Company filed an Answer to Complaint and Counter-complaint on June 25, 2019. Both parties are claiming non-performance under the License Agreement. The matter was scheduled for arbitration in October 2019. In October 2019, the arbitration was dismissed without prejudice.

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. The Company intends to vigorously defend against the claim.

Leases

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company ended the lease on August 31, 2019. No further obligation exists. The Company recognized rent expense of $1,500 and $3,600 for the years ended December 31, 2019 and 2018, respectively.

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

Employment Agreement

The Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Rausch was initially required to relocate from Hong Kong to the United States. However, due to his continued efforts in Hong Kong, the Company and Mr. Rausch, in March 2017, have amended the employment agreement to remove the provision requiring Mr. Rausch to relocate to the United States. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which will be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch’s salary will be increased by $20,000. The Company granted Mr. Rausch a Stock Option (the “Rausch Option”) to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch’s commitment to the Company, the stock options previously granted to Mr. Rausch shall be amended to extend the expiration date to the ten year anniversary of signing date and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch’s accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch’s salary for a period of one year. On December 12, 2019, Mr. Rausch resigned as the Chief Executive Officer and Board Chairman. In January 2020, Mr. Rausch agreed to remain a paid advisor to the Company. Under the agreement, Mr. Rausch’s options were not canceled as a result of his voluntary termination

On March 1, 2018 the Board of Directors approved a reduction in the exercise price of 6,000,000 stock options issued to the Company’s CEO on August 22, 2016. The First tranche of 2,000,000 will be exercisable at $0.10 per share and the second and third tranches of 2,000,000 will be exercisable at $0.15 per share. The remainder of the terms remain unchanged.

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

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling $110,500 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of December 31, 2019.

15.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2019 through the date of the filing for possible disclosure and recognition in the financial statements.

Through May 29, 2020, the Company borrowed $300,000 from a related party to cover operating expenses. The Note bears interest at 10% and is due in twelve months.