Form 10-Q
period 2020-03-31
Boston Therapeutics, Inc.
filed 2020-11-30
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-54586

BOSTON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0801073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

354 Merrimack Street #4, Lawrence, MA	01843
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS;

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐      No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2020
Common Stock, $0.001 par value per share	111,131,373 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Boston Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$52,113	$6,701
Prepaid expenses and other current assets	4,468	12,662
Inventory, net	3,774	3,909
Total current assets	60,355	23,272

Property and equipment, net	—	509
Total assets	$60,355	$23,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$450,597	$458,175
Accounts payable – related party	302,302	152,302
Accrued expenses and other current liabilities	940,636	963,263
Accrued expenses – related party	1,444,587	1,495,905
Deferred revenue	104,782	104,782
Convertible note payable, related party, net of discount	1,402,000	1,402,000
Convertible note payable	200,000	250,000
Notes payable – related parties	2,198,429	1,948,429
Note payable – marketing agreement	450,000	450,000
Derivative liability	5,902	9,451
Warrant liability	359,751	461,744
Total current liabilities	7,858,986	7,696,051

Total liabilities	7,858,986	7,696,051

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A preferred stock, 150,000 shares designated, 82,500 shares issued and outstanding at March 31, 2019 and December 31, 2018.	83	83
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 111,131,373 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	111,131	111,131
Additional paid-in capital	19,322,864	19,322,864
Accumulated deficit	(27,232,709)	(27,106,348)
Total stockholders’ deficit	(7,798,631)	(7,672,270)

Total liabilities and stockholders’ deficit	$60,355	$23,781

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2020	2019
Revenue	$3,093	$4,085

Operating expenses:
Direct expenses	4,902	6,912
Research and development	—	488,450
Sales and marketing	541	30,941
General and administrative	131,361	213,701
Total operating expenses	136,804	740,004

Operating loss	(133,711)	(735,919)

Other income (expenses):
Interest expense	(98,192)	(85,602)
Change in fair value of warrant liability	101,993	(136,605)
Change in fair value of derivative liabilities	3,549	6,246
Total other income (expenses)	7,350	(215,961)

Net loss	$(126,361)	$(951,880)

Net loss per share- basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding basic and diluted	111,131,373	111,131,373

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the three months ended March 31, 2020

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	111,131,373	$111,131	82,500	$83	$19,322,864	$(27,106,348)	$(7,672,270)

Net loss for the three months ended March 31, 2020	—	—	—	—	—	(126,361)	(126,361)

Balance, March 31, 2020 (unaudited)	111,131,373	$111,131	82,500	$83	$19,322,864	$(27,232,709)	$(7,798,631)

Boston Therapeutics, Inc

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	110,131,373	$110,131	82,500	$83	$19,156,138	$(23,412,269)	$(4,145,917)

Stock based compensation	—	—	—	—	13,593	—	13,593
Issuance of common stock in exchange for consulting services	1,000,000	1,000	—	—	21,900	—	22,900
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(951,880)	(951,880)

Balance, March 31, 2019 (unaudited)	111,131,373	$111,131	82,500	$83	$19,191,631	$(24,364,149)	$(5,061,304)

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(126,361)	$(951,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509	38,856
Stock-based compensation	—	13,593
Amortization of discount on debt and deferred financing costs	—	23,094
Change in fair value of warrant liability	(101,993)	136,605
Change in fair value of derivative liabilities	(3,549)	(6,246)
Issuance of common stock for consulting services	—	22,900
Changes in operating assets and liabilities:
Accounts receivable	—	384
Inventory	135	(6,624)
Prepaid expenses and other current assets	8,194	472,077
Accounts payable	(7,578)	41,433
Accounts payable – related party	150,000	—
Accrued expenses	(193,604)	—
Accrued expenses – related party	119,659	161,460
Net cash used in operating activities	(154,588)	(54,348)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Cash received from issuance of related party notes payable	250,000	50,000
Repayments of convertible notes payable	(50,000)	—
Net cash provided by financing activities	200,000	50,000

Net (decrease) increase in cash	45,412	(4,348)
Cash, beginning of period	6,701	12,467
Cash, end of period	$52,113	$8,119

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,627	$—
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Note 12.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $27.2 million as of March 31, 2020 and used cash in operations of $154,588 during the three months ended March 31, 2020. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has $52,113 cash on hand at March 31, 2020. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. Management anticipates that cash resources will be sufficient to fund our planned operations into the fourth quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at March 31, 2020 and December 31, 2019.

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement with Advance Pharmaceutical Company Limited (“APC”), whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. APC is a related party as a director and significant stockholder of the Company is an owner and director of APC. The Company did not recognize any revenue from royalties from APC during the three months ended March 31, 2020 and 2019 respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no allowances for doubtful accounts as of March 31, 2020 and December 31, 2019.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $509 and $406, respectively.

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

The Company performed its impairment review of intangible assets for the year ended December 31, 2019 and concluded that intangibles were impaired at December 31, 2019. The Company recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019. The Company has no intangible assets at March 31, 2020.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the three months ended March 31, 2020 did not include 9,184,000, 38,458,320, 39,046,937 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2019 did not include 9,594,000, 38,583,320, 39,516,617 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three months ended March 31, 2020 and 2019.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the sales and marketing expenses in the statements of operations. The Company did not incur any advertising costs for either three month period ended March 31, 2020 and 2019, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 1 and level 2 inputs as defined above. The carrying value of the notes payable as of March 31, 2020 and December 31, 2019, evaluated using level 2 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.  The carrying value of, Derivative liability and warrant liability as of March 31, 2020 and December 31, 2019 were determined using Level 3 inputs as defined above.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2020 and December 31, 2019 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt and warrant derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

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

For the Three Months Ended March 31, 2020 and 2019

3.	INVENTORY

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at March 31, 2020 and December 31, 2019, net of inventory reserves, were as follows:

	2020	2019
Finished goods	$3,774	$3,909

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

4.	INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications, which were obtained through the acquisition of BTI in 2010, were being amortized on a straight-line basis over their estimated useful lives of 14 years. The BTI-420 technology and patent applications, which were obtained through the acquisition of CureDM in 2018, were being amortized on a straight-line basis over their estimated useful lives of 5 years.

Intangible assets consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
SUGARDOWN® technology and patent applications	$1,134,122	$1,134,122
Less accumulated amortization	(1,134,122)	(1,134,122)
Intangible assets, net	$-	$-

Amortization expense was $0 and $38,450 for the three months ended March 31, 2020 and 2019, respectively.

The Company performed its impairment review of intangible assets for the year ended December 31, 2019 and concluded that intangibles were impaired at December 31, 2019. The Company recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at March 31, 2020 and December 31, 2019:

	2020	2019
Accrued payroll	$188,716	$188,716
Professional fees	62,054	89,027
Accrued consulting fees	400,000	400,000
Interest	96,376	92,003
Accrued expense reimbursement and other	193,490	193,517
Total	$940,636	$963,263

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of March 31, 2020 measured at fair value on a recurring basis are summarized below:

	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$5,902	$—	$—	$5,902
Warrant liability	359,751	—	—	359,751
Total	$365,653	$—	$—	$365,653

Financial liabilities as of December 31, 2019 measured at fair value on a recurring basis are summarized below:

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$9,451	$—	$—	$9,451
Warrant liability	461,744	—	—	461,744
Total	$471,195	$—	$—	$471,195

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

The fair value of the conversion/exercise options were calculated using a Black-Scholes formula with the following weighted average assumptions during the three months ended March 31, 2020 and the year ended December 31, 2019. No options were converted or exercised during the year ended December 31, 2019 or for the three month period ended March 31, 2020.

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the three months ended March 31, 2020 and 2019:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2019	$9,451	$461,744
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(3,549)	(101,993)
Balance, March 31, 2020	$5,902	$359,751

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2018	$54,242	$925,806
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(6,246)	136,605
Balance, March 31, 2019	$47,996	$1,062,411

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

7.	CONVERTIBLE NOTES PAYABLE

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

The Company recognized the value attributable to the conversion feature of the convertible debenture and issued warrants of $2,203,336 and together with financing costs of $272,700 (aggregate of $2,476,036) as a discount against the notes up to $1,600,000 with the excess of $876,036 charged to current period interest. The Company valued the conversion option and the warrants using the Black-Scholes pricing model as described in Note 6. The debt discount was amortized over the note’s maturity period as interest expense.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

During the first quarter of 2020, the Company paid the note of one of the two remaining investors of $50,000. The Company also paid accrued interest on that note totaling $7,627

For the three months ended March 31, 2020 and 2019, the Company amortized $0 and $30,332, respectively, of debt discount to operations as interest expense.

Convertible notes payable consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Principal balance	$200,000	$250,000
Debt discount	—	—
Deferred finance costs	—	—
Outstanding, net of debt discount	$200,000	$250,000

8.	MARKETING AGREEMENT

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

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at March 31, 2020 and December 31, 2019 totaled $63,493 and $54,493, respectively.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

As of March 31, 2020, the Company has not issued the $400,000 of common stock.

Level Brands sued the Company for non-performance under the contract. The matter was taken to arbitration with both parties claiming non performance under the contract. In October 2019, the arbitration was dismissed without prejudice. See Note 12.

9.	STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of March 31, 2020 and December 31, 2019, the Company has 82,500 shares of Series A Preferred Stock outstanding.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $650,421 as a charge against additional paid in capital up to $450,000 with the excess of $200,421 charged to change in fair value of warrant liability during the year ended December 31, 2017. The Company valued the warrants using the Black-Scholes pricing model as described in Note 6.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $93,312 as a charge against additional paid in capital. The Company valued the warrants using the Black-Scholes pricing model as described in Note 6.

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

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

The Company recognized the value attributable to the conversion feature of the issued warrants of $226,833 as a charge against additional paid in capital. The Company valued the warrants using the Black-Scholes pricing model as described in Note 6.

Common Stock

On January 10, 2019, the Company issued 1,000,000 shares of its common stock in exchange for consulting services amounting to $22,900 pursuant to a consulting agreement entered into and approved by the Board of Directors on November 23, 2018.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of March 31, 2020, the Company had 38,458,320 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following tables summarize the Company’s common stock warrants activity for the three months ended March 31, 2020 and 2019:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	38,458,320	$0.16	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as of March 31, 2020	38,458,320	$0.16	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	38,999,990	$0.17	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	(416,670)	1.00	—
Outstanding as of March 31, 2019	38,583,320	$0.16	$—

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.01 as of March 31, 2020, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

10.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of March 31, 2020 and December 31, 2019, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of March 31, 2020 and December 31, 2019, there were 8,934,000 and 8,934,000 options outstanding under the 2011 Plan.

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

No stock options were issued under either plan during the three months ended March 31, 2020 or 2019.

For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $0 and $13,593, respectively, in connection with share-based payment awards. As of March 31, 2020 and 2019, there was $0 and $131,398, respectively of unrecognized compensation expense related to non-vested stock option awards.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2020:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	9,184,000	$0.10 – 1.21	$0.36
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2020	9,184,000	$0.10 – 1.21	$0.36

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2019:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2018	9,594,000	$0.10 – 1.21	$0.36
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	100,000	0.10	0.10
Outstanding as of March 31, 2019	9,494,000	$0.10 – 1.21	$0.37

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2020:

		Options Outstanding					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	3,500,000	$0.10	3.54	$—	3,500,000	$0.10	3.79	$—
0.15	4,000,000	0.15	1.40	—	—	0.15		—
0.18	934,000	0.18	3.23	—	934,000	0.18	3.23	—
0.20	150,000	0.20	4.99	—	150,000	0.20	4.99	—
0.37	58,000	0.37	2.43	—	58,000	0.37	2.43	—
0.42	63,000	0.42	0.75	—	63,000	0.42	0.75	—
0.69	100,000	0.69	3.95	—	100,000	0.69	3.95	—
1.21	379,000	1.21	3.78	—	379,000	1.21	3.78	—
$0.10-1.21	9,184,000	$0.29	3.35	$—	5,184,000	$0.27	3.35	$—

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2020 and December 31, 2019:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2019	4,000,000	$0.50
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of March 31, 2020	4,000,000	$0.50

The weighted-average remaining contractual life for options exercisable at March 31, 2019 is 3.35 years. At March 31, 2020 the Company has 8,566,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at March 31, 2020. The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises during the three months ended March 31, 2019 was $0 as no options were exercised.

11.	RELATED PARTY TRANSACTIONS

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made principal payments totaling $20,000 to the former President of the Company, reducing the total balance of the outstanding notes to $277,820. As of March 31, 2020 and December 31, 2019, the remaining notes to Dr. Platt are in default and are classified as current liabilities.

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“Advance Pharmaceutical”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of Advance Pharmaceutical and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the three months ended March 31, 2020 or 2019.

Boston Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of March 31, 2020 and December 31, 2019, $86,065 and $80,815, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities on the accompanying balance sheet.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The beneficial conversion feature was fully amortized during 2018. No amortization was recorded during the three months ended March 31, 2020 and 2019, respectively.

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

The CJY Holdings Notes are currently in default and are classified as current liabilities.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $23,094 during the three months ended March 31, 2020 and 2019, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Convertible notes payable – related party consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Principal balance	$1,402,000	$1,402,000
Debt discount	-	-
Outstanding, net of debt	$1,402,000	$1,402,000

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned by Carl W. Rausch, the Company’s former CEO. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. During the fourth quarter of 2018, the Company increased the amount of the note payable to $174,500 with borrowings of $44,500 on October 4, $15,000 on November 5 and $15,000 on December 7. During the first quarter of 2019, the Company increased the amount of the note payable to $224,500 with borrowings of $30,000 on January 17 and $20,000 on February 11. During the second quarter of 2019, the Company increased the amount of the note payable to $324,500 with borrowings of $50,000 on April 4 and $50,000 on May 31. On July 31, 2019, the Company borrowed $50,000 increasing the total amount of notes payable to $374,500. On November 18, 2019, the Company borrowed $30,000 increasing the total amount of notes payable to $404,500 which remain outstanding at December 31, 2019. The notes payable are due on various dates through November 18, 2020 including $224,500 which came due on during 2019 and the first quarter of 2020 and are currently in default and are classified as current liabilities. Interest accrues on the WTE2 Notes at the rate of 10.0% per annum. Accrued interest at March 31, 2020 and December 31, 2019 totaled $47,628 and $37,516, respectively.

Boston Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019

On September 26, 2018, the Company issued a note payable for $305,937 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi- Heng Cheng, a director of the Company. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable September 26, 2019. During the second quarter of 2019, the Company increased the amount of the note payable to $595,081 with a borrowing of $289,144 on April 12. During the third quarter of 2019, the Company increased the amount of the note payable to $947,108 with a borrowing of $157,671 on July 2 and $194,356 on July 31. During the third quarter of 2019, the Company increased the amount of the note payable to $1,266,108 with a borrowing of $319,000 on November 29. The notes are due on various dates through October 29, 2020, including the $305,937 note which was due on September 26, 2019 and is currently in default. Interest accrues on the CJY Note at the rate of 10% per annum. Accrued interest at March 31, 2020 and December 31, 2019 totaled $118,448 and $80,546, respectively.

Notes payable-related party consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Founder	$277,821	$277,821
CJY Holdings Ltd	1,516,108	1,266,108
World Technology East Ltd II	404,500	404,500
	$2,198,429	$1,948,429

Included in accounts payable at both March 31, 2020 and December 31, 2019 are amounts due shareholders, officers and directors of the Company in the amounts of $302,302 and $152,302, respectively.

Included in accrued expenses at both March 31, 2020 and December 31, 2019 are amounts due shareholders, officers and directors of the Company in the amounts of $1,444,587 and $1,495,905, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Pending litigation

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC filed with the Supreme Court of the State of New York County of New York regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdings LLC according to the original Contribution Agreement. The complaint was withdrawn by CureDM, Inc. in December 2019. The Company is continuing to work with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement.

In addition to the above matter, we are also in a dispute with Level Brands, Inc. regarding a License Agreement dated June 21, 2018 (JAMS Ref. No.: 1220061261). The Company filed an Answer to Complaint and Counter-complaint on June 25, 2019. Both parties are claiming non-performance under the License Agreement. The matter was scheduled for arbitration in October 2019. In October 2019, the arbitration was dismissed without prejudice.

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. The Company intends to vigorously defend against the claim.

Leases

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company ended the lease on August 31, 2019. No further obligation exists. The Company recognized rent expense of $0 and $1,200 for the three months ended March 31, 2020 and 2019, respectively.

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
For the Three Months Ended March 31, 2020 and 2019

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
For the Three Months Ended March 31, 2020 and 2019

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

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling $110,500 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of March 31, 2020.

13.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2020 through the date of the filing for possible disclosure and recognition in the financial statements.

On April 2, 2020, the company borrowed $200,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On May 20, 2020, the Company borrowed $50,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On June 10, 2020, the Company borrowed $60,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On June 30, 2020, the Company borrowed $20,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On July 10, 2020, the Company borrowed $80,000 from a related party. The Note bears interest at 10% and is due in twelve months.

On August 4, 2020, the Company borrowed $150,000 from a related party. The Note bears interest at 10% and is due in twelve months.

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

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has $52,113 cash on hand at March 31, 2020. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. Management anticipates that cash resources will be sufficient to fund our planned operations into the fourth quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2020 compared to March 31, 2019

Revenue

Revenue for the three months ended March 31, 2020 was $3,093, a decrease of $992 as compared to revenue of $4,085 for the three months ended March 31, 2019. The decrease is attributable to the Company’s lack of financial resources to assist with sales and marketing costs.

Direct Expenses

Direct expenses related to revenue for the three months ended March 31, 2020 totaled $4,902 as compared to $6,912 for the three months ended March 31, 2019. Costs for fulfillment were lower in 2020 due to the reduced volume of units sold.

Research and Development

Research and development expense for the three months ended March 31, 2020 was $0, a decrease of $488,450 as compared to $488,450 for the three months ended March 31, 2019. We had no research and development activities during the first quarter of 2020 and all intangible assets were written off in the fourth quarter of 2019 resulting in no amortization expense in 2020. During the first quarter of 2019 we incurred cash expenses of $450,000 of costs related to the domestic clinical trials being conducted for Sugardown. The remainder of the 2019 expense is non cash amortization of patents.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2020 was $541, a decrease of $30,400 as compared to $30,941 for the three months ended March 31, 2019. The 2019 expense is related to the marketing agreement entered into with Level Brands, Inc. The Company is currently in arbitration with Level Brands, Inc., in an effort to end the contract which the Company believes is not beneficial. We wrote off the prepaid asset during the fourth quarter of 2019 as we no longer expect to use the agreement. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended March 31, 2020 was $131,361, a decrease of $82,340 as compared to $213,701 for the three months ended March 31, 2019. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants. The 2020 expenses related to profession fees including legal, accounting and audit fees, as well as insurance, IT and other operating expenses.

Other (Expenses) Income

Total other income was $7,350 for the three months ended March 31, 2020 compared to total other expense ($215,961) for the three months ended March 31, 2019. Interest expense increased by approximately $12,590 for the three months ended March 31, 2020 as compared to the same period in 2019. This was due to the increase of related party debt during 2019 and into 2020. The Company recognized a gain of $101,993 from the change in the valuation of its warrant liability for the three months ended March 31, 2020 compared to a loss of approximately ($137,000) for the first three months of 2019. The Company also recognized a gain of approximately $3,500 from the change in the valuation of its derivative liability for the three months ended March 31, 2020 compared to a gain of approximately ($6,000) for the first three months of 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020

As of March 31, 2020, we had cash of $52,113 and accounts payable and accrued expenses totaling $3,138,122. During the three months ended March 31, 2020, the Company used $154,588 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has $52,113 cash on hand at March 31, 2020. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. Management anticipates that cash resources will be sufficient to fund our planned operations into the fourth quarter of 2020. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

As disclosed in our annual report filing for the year ended December 31, 2019, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2020 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2019, we were served with notification of complaint filed by CureDM Inc. as agent for the members of CureDM Group Holdings, LLC filed with the Supreme Court of the State of New York County of New York regarding breach of contract and other matters relating to their desire to unwind the acquisition of CureDM Group Holdings LLC according to the original Contribution Agreement. The complaint was withdrawn by CureDM, Inc. in December 2019. The Company is continuing to work with the representatives from CureDM Inc. to settle this claim and unwind the Contribution Agreement.

In addition to the above matter, we are also in a dispute with Level Brands, Inc. regarding a License Agreement dated June 21, 2018 (JAMS Ref. No.: 1220061261). The Company filed an Answer to Complaint and Counter-complaint on June 25, 2019. Both parties are claiming non-performance under the License Agreement. The matter was scheduled for arbitration in October 2019. In October 2019, the arbitration was dismissed without prejudice.

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

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document
31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer)**

101	The following financial statements from the Quarterly Report on Form 10-Q of Boston Therapeutics, Inc. for the quarter ended March 31, 2020 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: November 30, 2020	By:	/s/ Conroy Chi-Heng Cheng
Conroy Chi-Heng Cheng
Chief Executive Officer