Form 10-K
period 2020-12-31
Boston Therapeutics, Inc.
filed 2021-04-23
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,500,274.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2021
Common Stock, $0.001 par value per share	916,914,554 Shares

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

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under 'Risk Factors' in Part I, Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under 'Risk Factors' in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

RISKS RELATED TO OUR BUSINESS

●	We have incurred significant losses since our inception and expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

●	There is no guarantee that we will be able to close that certain Agreement and Plan of Merger entered between our company together with our wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation.

●	We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.

●	We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

●	Our products are based on novel, unproven technologies.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

ii

RISKS RELATING TO OUR COMMON STOCK

●	The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

●	We have a limited market for our common stock, which makes our securities very speculative.

●	The financial and operational projections that we may make from time to time are subject to inherent risks.

●	Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

●	Investors may face significant restrictions on the resale of our common stock due to federal regulation of penny stocks.

●	We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

●	Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

●	Our Certificate of Incorporation permits “blank check” preferred stock, which can be designated by our Board of Directors without stockholder approval.

●	Our management and five significant stockholders collectively own a substantial majority of our common stock.

●	Certain provisions of Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

iii

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009, under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 shall be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. Boston Therapeutics, headquartered in Lawrence, MA, (OTCQB: BTHE) is presently engaged in the field of complex carbohydrate chemistry and peptide therapeutic drug discovery and development. We have entered into an agreement to acquire Nanomix, Inc., a California corporation (“Nanomix”). Nanomix has developed an advanced mobile Point-of-Care (POC) diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. There is no guarantee that we will successfully close the acquisition of Nanomix.

Recent Developments

On January 26, 2021, the Company, BTHE Acquisition Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Nanomix has developed an advanced mobile Point-of-Care (POC) diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. Our goal is to provide laboratory quality testing for time sensitive medical conditions, at the first point of contact that a patient has with the healthcare system, no matter where that occurs. The Nanomix eLab® system is CE Marked, a 510(k) is currently in process, and Emergency Use Applications (EUA) for COVID testing has been submitted to the FDA. We intend to market and sell this system for the detection and diagnosis of a variety of time sensitive medical conditions.

Subject to the terms and conditions of the Merger Agreement, as consideration for the Merger, Company shall issue to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). Upon the effectiveness of the amendment to our Certificate of Incorporation to effectuate the reverse stock split referred to below, all such shares of Preferred Stock issued to Nanomix shareholders shall automatically convert into approximately 35,029,160 shares of common stock of the Company, the warrants to be assumed at closing may be exercisable into approximately 2,002,696 shares of common stock of the Company and the options and restricted stock units to be assumed at closing may be exercisable into approximately 6,456,666 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options to be assumed on the closing date shall represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Nanomix, including covenants relating to obtaining the requisite approvals of the shareholders of the Company and Nanomix, indemnification of directors and officers and the Company’s and Nanomix’s conduct of their respective businesses between the date of signing of the Merger Agreement and the closing of the transaction.

The closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by Nanomix shareholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, and (iv) no law or order preventing the merger and related transactions.

The Merger Agreement (and the foregoing description of the Merger Agreement and the transactions contemplated thereby) has been included to provide investors and shareholders with information regarding the terms of the Merger Agreement and the transactions contemplated thereby. It is not intended to provide any other factual information about the Company or Nanomix. The representations, warranties and covenants contained in the Merger Agreement were made only as of specified dates for the purposes of the Merger Agreement, were solely for the benefit of the parties to the Merger Agreement and may be subject to qualifications and limitations agreed upon by such parties. In particular, in reviewing the representations, warranties and covenants contained in the Merger Agreement and discussed in the foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to shareholders and reports and documents filed with the SEC. Investors and shareholders are not third-party beneficiaries under the Merger Agreement. Accordingly, investors and shareholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Pursuant to the Merger Agreement described above, the Company has agreed to deliver the Preferred Stock to the shareholders of Nanomix at the closing of the Merger, subject to the satisfaction of the closing conditions set forth in the Merger Agreement.

From January 25, 2021 through January 27, 2021, the Company entered into various agreements with certain debt holders, including CJY Holdings Limited, a Hong Kong company controlled by the Company’s CEO and sole director’s brother (“CJY”), pursuant to which liabilities exceeding approximately $4.5 million were converted or exchanged into 730,783,181 shares of common stock. The Company granted CJY piggyback registration rights for a period of one year. Further, the Company entered into Exchange Agreements with the holders of the Company’s Series A Preferred Stock pursuant to which the holders exchanged all outstanding shares of Series A Preferred Stock for 75,000,000 shares of common stock. The Company entered into service agreements with various consultants and advisors pursuant to which it issued 963,964 shares of Series B Preferred Stock. The rights, preferences, privileges and limitations of the Series B Preferred Stock are set forth in a certificate of designation filed by the Company with the Secretary of State of the State of Delaware. The Series B Preferred Stock ranks senior to the Company’s common stock and junior with respect to the Company’s Series C Preferred Stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. Each Holder of Series B Preferred Stock shall be entitled to receive dividends or distributions on each share of Series B Preferred Stock on an “as converted” into Common Stock basis when and if dividends are declared on the Common Stock by the Board of Directors. Each outstanding share of the Series B Preferred Stock will automatically convert into 1,000 shares of common stock on the date that approval of an amendment to the Corporation’s Certificate of Incorporation, as amended, to implement a one-for-173 reverse stock split of the Corporation’s capital stock by a majority of the votes entitled to be cast thereon, whether presented at a special or annual meeting of shareholders of the Corporation or by written consent of the shareholders and the subsequent filing of such amendment with the Secretary of State of the State of Delaware. The consultants and advisors were granted piggyback registration rights.

On January 26, 2021, holders of 85.8% of the voting power of our capital stock acted by written consent in lieu of a meeting to approve an amendment to the Company’s Certificate of Incorporation, as amended, effecting a one-for-173 reverse split of the Company’s common stock and to change our corporate name from Boston Therapeutics, Inc. to “Nanomix Holdings, Inc.” The name change and reverse stock split are subject to approval by FINRA.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $28.0 million as of December 31, 2020 and used cash in operations of $784,299 during the year ended December 31, 2020. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $7,400 cash on hand at December 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. The Company was advanced $25,000 through the issuance of 10% notes payable to a related party during the fourth quarter of 2020. The Company has been advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Overview

We are presently a pre-clinical and clinical-stage pharmaceutical development company focused on the clinical development, outsourced contract manufacture and test marketing for commercialization of carbohydrate-based patented formulation of investigative materials as medical food, supplements, drug and drug combination, and other clinical exploratory out sourced exploratory peptide therapeutic options. All agents are targeted for new approaches to help manage blood sugar. The new treatment for pre-diabetes and diabetes related pathologies we feel is the most important global unmet medical need. Our present early market entry is under dietary supplements regulation and patented “food’ formulation. Due to limited funding, our activity including any drug development during year ended December 31, 2020 has been severely limited.

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

We negotiated with Mr. Conroy Chi-Heng Cheng, our current CEO and Director, pursuant to which Mr. Cheng or an affiliate to Mr. Cheng did fund such trial. There is no guarantee that we will be able to successfully continue such financing. Mr. Cheng is a director and a shareholder of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong based, privately held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement with Advance Pharmaceutical. In addition, CJY Holdings Limited, a Company controlled by Mr. Cheng’s brother, Cheng Chi Him, holds a significant amount of convertible debentures payable by the Company. Mr. Cheng assumed the title of CEO so that further US employment expenses could be reduced and all funding could be focused toward the clinical program.

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

We began a new clinical trial during the fourth quarter of 2018. The trial completed enrollment of 66 patients during 2019. Pending 360-1000 patient trial (expansion of the exploratory) of the 24 week evaluation study which is designed as a randomized, placebo-controlled, double blind “international” multi-center study with two treatment arms. The exploratory trial employed precision medical monitoring and targeted the primary efficacy endpoint of Post Prandial Glucose (PPG) or immediate blood sugar excursion reductions. The projected trend is to have a mean change in HbA1c levels from baseline at 24 weeks is not powered for significance but will report confidence intervals. We completed enrollment at 4 centers located in the U.S. with the initial 66 patients. Due to limited funding, our activity during year ended December 31, 2020 has been severely limited.

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

We do not intend to raise the appropriate capital and have suspended development of OXYFEX, a veterinary analog to IPOXYN. However, we are unaware of any drug currently on the market for animals that can deliver oxygen, and yet there is only limited “blood banking” for animals despite a constant need. OXYFEX™ technology may serve as the only available oxygen delivery mechanism for animals suffering ischemia or traumatic and surgical blood loss events.

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

Drug Development Status

BTI-320 is one of our lead product candidates and is currently in Phase II clinical development. We have contracted a CRO (contract research organization) in New York City and began trials in the 4th quarter of 2018 with the completion of enrollment in November of 2019. Following Phase II clinical trial results reported in 2013 and the Phase IIb clinical trial concluded in October 2014, the FDA accepted the first Investigational New Drug Application (or IND) We proposed for BTI-320 to treat some aspects of Type 2 diabetes and weight management. Joslin Diabetes Center in Boston we have dropped as a lead clinic for the multi-center, multi-country trial that will be planned to commence in 2020 subject to use receiving adequate funding and the positive meeting with the FDA before starting the phase 3 confirmatory trial. The trial may enroll up to 360 to 1000 patients in the 24-week study which is being designed as a randomized, placebo-controlled, double blind international multi-center study with two treatment arms. One of the primary endpoints of efficacy of the trial is the mean indication for decrease change in HbA1c levels from baseline at 24 weeks. This is anticipated to be conducted at a number of international centers located possibly in the U.S., Europe, Asia and Australia. BTI-410 is no longer a lead product candidate and, pending the out licensing and the production of new Active Pharmaceutical Ingredient (API) material, it is believed to be ready for Phase II development in both type 1 and type 2 diabetes patients, pending sufficient funding by the new out license holder. Development of IPOXYN has been suspended for all pre-clinical planning stage and further development is on hold pending the securing of adequate funding or appropriate partnering.

BTI-320

In March 2014, following the successful results of the Dartmouth study, we received and additional Institutional Review Board (IRB) approval to initiate a clinical study of BTI-320 in the United States. In October 2014, we completed a Phase II trial in the United States and we are currently delaying any additional Phase II trial efforts in France due to enrollment performance issues and lack of resources to support the effort. These trials were designed to add CGM (continuous glucose monitoring) and better define PPG effects that support the results from our Dartmouth study for BTI-320. In the Dartmouth study, BTI-320 was well tolerated in patients taking various anti-diabetic agents, including Metformin. The recent additional clinical trial in the U.S. showed BTI-320 was safe and well tolerated with no serious adverse events reported. The FDA has accepted an IND, which was filed for BTI-320 to treat Type 2 Diabetes and weight management. Due to limited funding, our activity during year ended December 31, 2020 has been severely limited.

BTI-410

In January 2018, Boston Therapeutics acquired the exclusive worldwide rights to the patent portfolio for the HIP2B peptide. In 2012, a Phase 1a study established a good safety and tolerability profile of BTI-410. In 2015, with the completion of Phase 1b study and based on promising results in type 2 diabetes patients, the company is not planning any pivotal clinical studies pending out-licensing and then sufficient funding. One study was to be in type 1 diabetes patients who are immunosuppressed after having undergone kidney transplant, and one study was be in type 2 diabetes patients on metformin, but who are still experiencing post-prandial high glucoses and remain on the trajectory toward the need for insulin. Due to limited funding, our activity during year ended December 31, 2020 has been severely limited.

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

BTI-320

Overview

BTI-320 is one of our lead product candidates and is currently in Phase II clinical development. We began additional clinical trials during 2019 and were able to conclude the exploratory trial with reporting in the first half of 2020. Due to limited funding, our activity during year ended December 31, 2020 has been severely limited.

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

Status of Development of SUGARDOWN®

We completed development of SUGARDOWN® as an over the counter (OTC) US dietary supplement. We filed a structure and function claim application with the United States Food and Drug Administration (FDA) with respect to SUGARDOWN®, which describes the proposed mechanism of action of SUGARDOWN® in reducing post-meal elevation of glucose in the blood. We have submitted thirty structural and functional claims with the FDA. We currently have strategically received awarded patents that are directed to the Composition of purified mannans, which are utilized in the formulation of SUGARDOWN®. We have also received a registered mark for SUGARDOWN®. General Product Liability Insurance for SUGARDOWN® has been in effect since April 2010. On January 24, 2012, we announced the clinical test results in healthy volunteers performed at the Sydney University Glycemic Institute for Research with SUGARDOWN®. On January 28, 2013, we announced the final results of the study conducted at the University of Sydney that showed the post- meal incremental area under the curve (iAUC) for glucose and insulin were significantly lower following consumption of SUGARDOWN® tablets prior to a high carbohydrate meal of rice in a dose-dependent manner. This resulted in a reduction of up to 61% in post-meal elevation of blood glucose compared with the rice consumed alone. On average, there was a 25.5% reduction in the post-meal iAUC for glucose and a 20% reduction in post-meal insulin response for the 10 volunteers in the study. No severe adverse effects were reported or observed during the study. At December 2019 we were party to the completion of several additional clinical trials all supported by Clinical.trials.gov. and we intended to publish to secure a standing and to confirm the integrity of the data. In the first half of 2020 we anticipated the announcement of the phase 2 exploratory trial for our pivotal phase 3 to confirm the safety and efficacy for the potential drug filing of the investigative materials; however, due to limited funding, our activity during year ended December 31, 2020 has been severely limited and this did not occur.

Licensing Agreement with Advance Pharmaceutical Company

On June 24, 2011, we entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company and a significant stockholder of ours.

Under terms of the Agreement, we will manufacture and supply product in bulk for Advance Pharmaceutical. Advance Pharmaceutical may be responsible for the packaging, marketing and distribution of SUGARDOWN™ in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN™ for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by us. The Agreement provides that Advance Pharmaceutical will pay royalties to us for SUGARDOWN™ and related products developed by us and a reduced royalty rate for products based on our intellectual property and developed by Advance Pharmaceutical. No revenue was generated through this agreement for the years ended December 31, 2020 and 2019, respectively.

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

Subject to raising adequate capital, our business strategy primarily consists of the following:

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

Subsidiaries

Effective January 1, 2018, we acquired CureDM Group Holdings, LLC as a wholly owned subsidiary. This provides for our exclusive world-wide rights to the peptide composition and uses for both type 1 and type 2 diabetes. Due to our limited capital and management resources, we have not pursued the development of this asset. We are uncertain when any development of this asset will occur if at all. In connection with the Nanomix Merger, we formed BTHE Acqusiition, Inc., a wholly owned subsidiary formed in California.

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

We have incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $7,400 cash on hand at December 31, 2019. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. The Company was advanced $25,000 through the issuance of 10% notes payable to a related party during the fourth quarter of 2020. The Company has been advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

To stay in business, we will need to raise substantial additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We anticipate that our expenses will increase substantially as we:

●	close on the acquisition of Nanomix of which there is no guarantee;

●	conduct additional Phase II and Phase III clinical trials of, and further advance, our lead drug candidates BTI-320 and BTI-410, and potentially initiate pre-clinical and clinical trials for IPOXYN;

●	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutics;

●	seek to discover and develop additional drug candidates;

●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

●	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; and

●	maintain, expand and protect our intellectual property portfolio.

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

There is no guarantee that we will be able to close that certain Agreement and Plan of Merger entered between our company together with our wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Nanomix, including covenants relating to obtaining the requisite approvals of the shareholders of the Company and Nanomix, indemnification of directors and officers and the Company’s and Nanomix’s conduct of their respective businesses between the date of signing of the Merger Agreement and the closing of the transaction.

The closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by Nanomix shareholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, and (iv) no law or order preventing the merger and related transactions. As a result, there is no guarantee that we will successfully close such acquisition.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. Although we have made initial sales of our SUGARDOWN® product as a dietary supplement and, while we expect to continue selling or licensing that product, we have no other products currently available for sale. We may never obtain FDA or EMA approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We presently have an immediate need for capital, and if we do not raise capital, we may be forced to further curtail operations and our business might fail. Even if we are able to raise near term capital, we will need to continue to conduct significant research, development, testing and regulatory compliance activities for IPOXYN, BTI-410 and BTI-320 that, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future. We may not generate sales or other revenue from SUGARDOWN® to fund operations and will remain dependent on outside sources of financing until that time and we will need to raise funds from additional financing. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

During the years ended December 31, 2020 and 2019, all of our revenue was generated by sales and royalties of our SUGARDOWN® product. If we are unable to expand our customer base through our new marketing efforts, and we are not able to secure additional business from our existing customer or our sales to this customer decline, our reliance on a limited number of customers may have a material adverse effect on our business, result of operations, financial condition or liquidity. Furthermore, if we are unable to commercialize any of our pharmaceutical drug candidates, our reliance on a single product may have a material adverse effect on our business, result of operations, financial condition or liquidity.

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

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. The Company settled this matter in 2021 for $10,000.

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

	Bid Prices ($)
	High	Low
2020 Fiscal Year
March 31, 2020	$0.029	$0.008
June 30, 2020	$0.019	$0.008
September 30, 2020	$0.017	$0.006
December 31, 2020	$0.011	$0.005

2019 Fiscal Year
March 31, 2019	$0.050	$0.016
June 30, 2019	$0.035	$0.018
September 30, 2019	$0.024	$0.010
December 31, 2019	$0.010	$0.007

On March 30, 2021, the closing price for the common stock on the OTCBB was $0.0xx per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Worldwide Stock Transfer, LLC

One University Plaza Suite 505

Hackensack, NJ 07601

Phone: 201-820-2008

Fax: 201-820-2010

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2020 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	8,871,000	$0.20	8,629,000
Total	9,121,000		15,879,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 9 -“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 9 -“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved in March 2013.

Holders

As of March 30, 2021, there were approximately 1,912 holders of record of our common stock. The number of record holders does not include persons, if any, who hold our common stock in nominee or “street name” accounts through brokers.

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

From January 25, 2021 through January 27, 2021, the Company entered into various agreements with certain debt holders, including CJY Holdings Limited, a Hong Kong company controlled by the Company’s CEO and sole director’s cousin (“CJY”), pursuant to which liabilities exceeding approximately $4.5 million were converted or exchanged into 730,783,181 shares of common stock. The Company granted CJY piggyback registration rights for a period of one year. Further, the Company entered into Exchange Agreements with the holders of the Company’s Series A Preferred Stock pursuant to which the holders exchanged all outstanding shares of Series A Preferred Stock for 75,000,000 shares of common stock. The Company entered into service agreements with various consultants and advisors pursuant to which it issued 963,964 shares of a newly created Series B Preferred Stock. The rights, preferences, privileges and limitations of the Series B Preferred Stock are set forth in a certificate of designation filed by the Company with the Secretary of State of the State of Delaware. The Series B Preferred Stock ranks senior to the Company’s common stock and junior with respect to the Company’s Series C Preferred Stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. Each Holder of Series B Preferred Stock shall be entitled to receive dividends or distributions on each share of Series B Preferred Stock on an “as converted” into Common Stock basis when and if dividends are declared on the Common Stock by the Board of Directors. Each outstanding share of the Series B Preferred Stock will automatically convert into 1,000 shares of common stock on the date that approval of an amendment to the Corporation’s Certificate of Incorporation, as amended, to implement a one-for-173 reverse stock split of the Corporation’s capital stock by a majority of the votes entitled to be cast thereon, whether presented at a special or annual meeting of shareholders of the Corporation or by written consent of the shareholders and the subsequent filing of such amendment with the Secretary of State of the State of Delaware. The consultants and advisors were granted piggyback registration rights. The above issuances were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $28.0 million as of December 31, 2020 and used cash in operations of $784,299 during the year ended December 31, 2020. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $7,400 cash on hand at December 31, 2020. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. The Company was advanced $25,000 through the issuance of 10% notes payable to a related party during the fourth quarter of 2020. The Company has been advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital, we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations

Fiscal 2020 as compared to Fiscal 2019

Revenue

Revenue for fiscal 2020 was $9,336, a decrease of $6,993 compared to revenue of $16,329 for fiscal 2019. The decrease in 2020 is related to the Company’s lack of funding for any sales and marketing effort.

Direct Expenses

Direct expenses for fiscal 2020 was $32,041 an increase of $5,033 as compared to $27,008 for fiscal 2019. The increase is due to testing by our 3rd party fulfillment company related to product stability in the fourth quarter of 2020.

Research and Development

Research and development expense for fiscal 2020 was $180,908, a decrease of $1,530,035 as compared to $1,710,943 for fiscal 2019. The 2019 costs relate to the clinical trials for our Sugardown product that was conducted during 2019. Fiscal 2019 also includes non cash expenses for the amortization of intangible assets of $148,000. The 2020 expenses related to final costs related to the clinical trials.

Sales and Marketing

Sales and marketing expense for fiscal 2020 was $898, a decrease of $790,334 as compared to $791,232 for fiscal 2019. The 2019 expense is related to non-cash amortization of the agreement entered into with Level Brands, Inc. Amortization under this agreement totaled $789,279 for the fiscal year ended December 31, 2019. No amortization was recognized in 202 as the balance was fully amortized in 2019. The Company is in a dispute with Level Brands, Inc., in an effort to end the contract which the Company believes is not beneficial.

General and Administrative

General and administrative expense for fiscal 2020 was $581,423, a decrease of $398,958 as compared to $980,381 for fiscal 2019. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants. The 2020 expenses related to profession fees including legal, accounting and audit fees, as well as insurance, IT and other operating expenses.

Impairment of Intangibles

We recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019. There were no Intangible Assets during 2020.

Other (Expenses) Income

Total other expense was $121,949 for the year ended December 31, 2020 compared to total other income $166,337 for the year ended December 31, 2019. Interest expense increased by $87,523 for the year ended December 31, 2020 as compared to the same period in 2019. This was due to the increase of related party debt during 2019 and throughout 2020. We recognized a gain of $301,402 from the change in the valuation of its warrant liability for the year ended December 31, 2020 compared to a gain of $464,052 for the year ended December 31, 2019. The Company also recognized a gain of $6,688 from the change in the valuation of its derivative liability for the year ended December 31, 2020 compared to a gain of $44,791 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $7,402 and accounts payable and accrued expenses of $3,496,737. For the year ended December 31, 2020 the Company used $784,299 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $7,400 cash on hand at December 31, 2020. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. The Company was advanced $25,000 through the issuance of 10% notes payable to a related party during the fourth quarter of 2020. The Company has been advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position	Term as a Director
Conroy Chi-Heng Cheng	43	Director	December 2013 to Present

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

Name	Age	Position	Term as an officer
Conroy Chi-Heng Cheng	43	Chief Executive Officer, Chief Financial Officer and Director	December 2019 to the present

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

Audit Committee

Our Board of Directors has established an audit committee consisting of three independent directors. The committee currently has no members, having three openings. The Company is actively seeking additional board members for the committee. The audit committee is primarily responsible for reviewing the services performed by the independent registered public accounting firm and evaluating our accounting policies and our system of internal controls.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Committee currently has no members of the board and has three openings. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2020 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with M&K, CPA’s LLC (“M&K”), the Company’s independent registered public accounting firm for fiscal 2020, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T;

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Liggett its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for filing with the U.S. Securities and Exchange Commission.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total compensation
Conroy Chi-Heng Cheng, Chief Executive Officer, Chief Financial Officer (1)	2020	$—	$—	$—	$—
	2019	$—	$—	$—	$—

Carl Rausch, Chief Executive Officer (3)	2019	$226,890	$—	$—	$216,890

(1)	Mr. Cheng does not take a salary for his services.

(2)	Consists of grants of stock options. Details of the options are set forth on the table titled “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2020 and 2019” below.

(3)	No payments were made during 2019, all amounts are accrued at December 31, 2020. Mr. Rausch resigned on December 12, 2019.

Grants of Plan-Based Awards

The following table shows for the fiscal years ended December 31, 2020 and 2019, certain information regarding grants of plan-based awards, or common stock options, to the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2020 and 2019

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)	All Other Option Awards: Number of Securities Underlying Options (3)(4)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards ($)(2)

(1)	No stock options were issued during 2020 or 2019.

(2)	The dollar amounts in this column represent the grant date fair value of each stock option award granted to the named executive officers in 2020 and 2019. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model. Assumptions used in the calculation of these amounts are included in the accompanying Note 11 to Boston Therapeutics, Inc.’s audited financial statements for the year ended December 31, 2020 and 2019.

(3)	Annual stock options were granted under our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”).

Outstanding Equity Awards at December 31, 2020

The following table sets forth, as of December 31, 2020, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL-YEAR END TABLE

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options (#) Exercisable	Options (#)(1) Unexercisable	Price ($)	Expiration Date
Carl Rausch	1,500,000	—	$0.10	08/22/2021
Carl Rausch	500,000	—	$0.18	03/25/2025
Carl Rausch	2,000,000	—	$0.10	08/22/2021
Carl Rausch	2,000,000	—	$0.15	08/22/2021
Carl Rausch	2,000,000	—	$0.15	08/22/2021

(1)	In addition to the specific vesting schedule for each stock option award, each unvested stock option is subject to the general terms of the 2010 and 2011 Plans including the potential for future vesting acceleration.

Option Exercises and Stock Vested in 2020

Our Named Executive Officers did not exercise any stock options during fiscal years 2020 and 2019.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2020 for service as directors:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Conroy Chi-Heng Cheng	$—	$—	$—	$—	$—	$—	$—

(1)	The “Option Awards” column reflects non-qualified options to purchase an aggregate of 7,500,000 shares of our common stock.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2020 are included in Note 11 “Stock Option Plan and Stock-Based Compensation” to the Company’s audited financial statements for the year ended December 31, 2020 included herein.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards. Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Other than the grant of options for 2020 and 2019 and the cash compensation described in the table above and the consulting agreement described below, there are currently no other agreements in effect entitling the non-employee directors to compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2020 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	250,000	$0.60	7,250,000
Equity compensation plans not approved by security holders (2)	8,871,000	$0.20	8,629,000
Total	9,121,000		15,879,000

(1)	Consists of our Amended and Restated 2010 Stock Plan (the “2010 Plan”). See Note 11 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on June 16, 2010 and an amendment to increase the number of shares of common stock issuable to 7,500,000 was approved in September 2013.

(2)	Consists of our Amended and Restated 2011 Non-Qualified Stock Plan (the “2011 Plan”). See Note 11 —“Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The 2011 Plan has not been presented to the Company’s stockholders for their consent as it does not provide for the issuance of incentive stock options. An amendment to increase the number of shares of common stock issuable to 17,500,000 was approved by the Board of Directors in March 2013.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 7, 2021, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 9, 2021, Boston Therapeutics had 916,913,554 shares of common stock outstanding. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Boston Therapeutics, Inc., 354 Merrimack Street #4, Lawrence, MA 01843.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class (1)
Carl W. Rausch 65 Sullivan Street #3R New York, New York 10012	106,869,999	(3)	11.5	%(3)
Harold Solomon Parnes 1525 Voorhies Avenue Brooklyn, NY 11235	67,700,342	(5)	7.3	%(5)
CJY Holdings Limited 7B Jonsim Place 288 Queens Road East Wanchai, Hong Kong	661,758,790	(6)	71.8	%(6)
World Technology East II 65 Sullivan Street #3R New York, New York 10012	62,042,363		6.8%
Conroy Chi-Heng Cheng(2)**	21,911,600	(7)	2.4	%(7)
All Officers and Directors as a Group (1 person)	21,911,600		2.4%

*	Less than 1%

**	Directors and Officers

(1)	Except as expressly stated, the percentages in the table are based on 916,913,554 shares of common stock outstanding as of April 9, 2021.

(2)	The business address for these individuals is 354 Merrimack Street, Lawrence, MA 01843.

(3)

Includes (i) a stock option to acquire 6,000,000 shares of common stock (the “August 2016 Option”), (ii) a stock option to acquire 500,000 shares of common stock at $0.18 per share, which expires on August 12, 2026 and (iii) a stock option to acquire 1,500,000 shares of common stock at $0.10 per share, which expires on August 12, 2026. The August 2016 Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.10 per share, the second tranche will be $0.15 per share and the third tranche shall be $0.15 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date.

Also include 62,042,363 shares of the Company’s common stock along with warrants to purchase 4,000,000 shares of common stock held by World Technology East 2 (WTE2). WTE2 is wholly owned by Mr. Rausch. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.10 per share. The warrants are good for 5 years with 2,000,000 expiring April 26, 2022 and 2,000,000 expiring February 20, 2023.

(4)	Includes 520,000 shares owned by Dr. Platt’s wife and 500,000 shares issuable pursuant to outstanding stock options currently exercisable. Excludes 20,000 shares held by Dr. Platt’s daughter as to which Dr. Platt disclaims beneficial ownership. Excludes 20,000 shares held by Dr. Platt’s son as to which Dr. Platt disclaims beneficial ownership.

(5)	Dr. Parnes beneficially owns 67,700,342 shares of common stock held directly. In addition, Dr. Parnes owns common stock purchase warrants to acquire an aggregate of 2,100,000 shares of common stock at $0.10 per share. Dr. Parnes also own warrants to purchase 9,000,000 shares of the Company’s common stock. However, the convertible notes and the common stock purchase warrants prohibit the holder from converting or exercising such instruments if the investor’s beneficial ownership were to exceed 4.99% of the Issuer’s outstanding shares of common stock.

(6)	Includes 656,425,470 shares held directly. It also includes 5,333,320 shares issuable pursuant to outstanding warrants to purchase common stock currently exercisable. Cheng Chi Him exercises voting and investment control over these securities.

(7)	Includes 21,851,800 shares owned by Sugardown Co., LTD., a wholly-owned subsidiary of Advance Pharmaceutical Company Ltd. Conroy Chi-Heng Cheng, a director of Boston Therapeutics, Inc., exercises voting and investment control over these securities. Includes 60,000 shares issuable pursuant to an outstanding stock option currently exercisable.

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

Conroy Chi-Heng Cheng is a director of the Company and a director of Advance Pharmaceutical Company (“Advance Pharmaceutical”), a Hong Kong-based, privately-held company. On June 24, 2011, prior to his election to the Company’s Board, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical. Under terms of the Agreement, the Company manufactures and supplies product in bulk for Advance Pharmaceutical. Advance Pharmaceutical is responsible for the packaging, marketing and distribution of SUGARDOWN®, in in Hong Kong, China and Macau. In November 2014, we agreed to expand their marketing agreement to include 12 additional countries: Korea, Taiwan, Singapore, Thailand, Malaysia, Vietnam, Philippines, Myanmar, Indonesia, Laos, Brunei and Cambodia. In March 2015, we agreed to expand their marketing agreement to include Japan. Advance Pharmaceutical will also have rights to develop and manufacture SUGARDOWN®, for commercial sale in these countries, subject to establishment of quality assurance and quality control standards set forth by the Company. The Agreement provides that Advance Pharmaceutical will pay royalties to the Company for SUGARDOWN®,) and related products developed by the Company and a reduced royalty rate for products based on the Company’s intellectual property and developed by Advance Pharmaceutical. No revenue was generated through this agreement for the years ended December 31, 2020 and 2019, respectively.

Advance Pharmaceutical, through a wholly owned subsidiary, has purchased an aggregate 1,998,000 shares of the common stock in conjunction with the Company’s private placement offerings during the years 2013 and 2014. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings.

On March 14, 2013, the Company issued 500,000 shares of its common stock at a price per share of $0.50 and issued a warrant to purchase 250,000 additional shares for $1.00 per share for gross proceeds of $250,000 to CJY Holdings Limited, a company controlled by Conroy Chi-Heng Cheng’s cousin Cheng Chi Him. The warrant is exercisable immediately and has a five year term.

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

In December 2013, the Board of Directors agreed to indemnify Dr. Platt for legal costs incurred in connection with an arbitration (now concluded) initiated before the American Arbitration Association by Galectin Therapeutics, Inc. (formerly named Pro-Pharmaceuticals, Inc.) for which Dr. Platt previously served as CEO and Chairman. Galectin sought to rescind or reform the Separation Agreement entered into with Dr. Platt upon his resignation from Galectin to remove a $1.0 million milestone payment which Dr. Platt asserted he was entitled to receive and to be repaid all separation benefits paid to Dr. Platt. The Company initially capped the amount for which it would indemnify Dr. Platt at $150,000 in December 2013 and Dr. Platt agreed to reimburse the indemnification amounts paid by the Company should he prevail in the arbitration. The Board decided to indemnify Dr. Platt after considering a number of factors, including the scope of the Company’s existing indemnification obligations to officers and directors and the potential impact of the arbitration on the Company. In May 2014, the Board approved a $50,000 increase in indemnification support, solely for the payment of outside legal expenses. The Company recorded a total of $182,697 in costs associated with Dr. Platt’s indemnification, of which $119,401 was recorded in the year ended December 31, 2013 and $63,296 was recorded in the year ended December 31, 2014. In July 2014, the arbitration was concluded in favor of Dr. Platt, confirming the effectiveness of the separation agreement and payment was made to Dr. Platt in July 2014. On March 2, 2015, the Board voted to rescind the requirement that Dr. Platt reimburse the Company the entire $182,697. The Board determined that interest should be charged to Dr. Platt from the time he received the funds in July 2014, to the date of the board meeting and that this amount would be offset against interest the Company owes Dr. Platt in conjunction with the note payable as referenced in Note 11 of the accompanying Notes to the Financial Statements. The remaining amount would be considered settled in full by the Company.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by M&K CPA’s LLC (“M&K”) and Liggett & Webb, P.A. (“LW”) for the fiscal year ended December 31, 2020 and 2019.

Fee Category	2020	2019
Audit Fees – M&K	$42,000	$32,500

Audit Fees – LW	$—	$22,500

Audit Related Fees	$—	$—

Tax Fees	$3,500	$3,500

All Other Fees	$—	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2020 and 2019.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit No	Title of Document
2.1	Agreement and Plan of Merger, dated February 2, 2021, by and between Boston Therapeutics, Inc.., BTHE Acquisition Inc. and Nanomix, Inc. filed with the SEC on February 2, 2021 and incorporated herein by reference)
3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)
3.3	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
4.1	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.2	Form of 10% Convertible Promissory Note issued to CJY Holdings Limited (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.3	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015 and incorporated herein by reference)
4.4	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference)
4.5	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2015 and incorporated herein by reference)
4.6	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016 and incorporated herein by reference)
4.7	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016 and incorporated herein by reference)
4.8	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2016 and incorporated herein by reference)
4.9	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016 and incorporated herein by reference)
4.10	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)

4.11	Form of 6% Senior Convertible Debenture Due 2018 issued to Investors (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.12	Form of Stock Purchase Warrant issued to Investors (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.13	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.14	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.15	Form of 6% Subordinated Convertible Debenture Due (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.16	Form of Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.17	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.18	Form of Certificate of Designation (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.19	Form of Common Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.20	Form of 10% promissory note issued to World Technology East II Limited (filed as exhibit 4.1 to the Company’s current Report on Form 8-K filed with the SEC on June 12, 2018 and incorporated herein by reference)
4.21	Certificate of Designation – Series B Preferred Stock (filed as exhibit 4.1 to the Company’s current Report on Form 8-K filed with the SEC on February 2, 2021 and incorporated herein by reference)
10.1	Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.2	Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.3	Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.4	Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
10.5	Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)
10.6	License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)
10.7	Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)
10.8	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.9	Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.10	Warrant Repricing and Exercise Agreement entered by and between Boston Therapeutics, Inc. and CJY Holdings Limited dated November 12, 2015, effective June 15, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015 and incorporated herein by reference)
10.11	Executive employment Agreement between Boston Therapeutics, Inc. and Carl W. Rausch dated as of August 12, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference)
10.12	Letter Agreement dated March 27, 2017 entered between Boston Therapeutics, Inc. and Carl W. Rausch (filed as exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2017 and incorporated herein by reference)
10.13	Contribution Agreement by and among Boston Therapeutics, Inc. and CureDM Group Holdings, LLC dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.14	Executive Retention Agreement by and between Boston Therapeutics, Inc. and Loraine Upham dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.15	License agreement between Boston Therapeutics, Inc. and Level Brands, Inc. (filed as exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on July 2, 2018 and incorporated herein by reference)
10.16	Form of Exchange Agreement (filed as exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on February 2, 2021 and incorporated herein by reference)
10.17	Form of Debt Settlement and Release Agreement (filed as exhibit 10.2 to the Company’s current Report on Form 8-K filed with the SEC on February 2, 2021 and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101	The following financial statements from this Annual Report on Form 10-K of Boston Therapeutics, Inc. for the years ended December 31, 2019 and December 31, 2018 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOSTON THERAPEUTICS, INC.

Date: April 23, 2021	By:	/s/ Conroy Chi-Heng Cheng
Conroy Chi-Heng Cheng
Chief Executive Officer and Chief Financial Officer
(Principle Executive Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conroy Chi-Heng Cheng	Director, Chief Executive Officer and Chief Financial Officer	April 23, 2021
Conroy Chi-Heng Cheng	(Principal Executive Officer)

Boston Therapeutics, Inc.

FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boston Therapeutics, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Fair Value of Financial Instruments

As discussed in Note 6, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, Texas

April 23, 2021

Boston Therapeutics, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
ASSETS
Current assets:
Cash	$7,402	$6,701
Prepaid expenses and other current assets	10,273	12,662
Inventory, net	2,225	3,909
Total current assets	19,900	23,272

Property and equipment, net	—	509
Intangible assets, net	—	—
Total assets	$19,900	$23,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$530,907	$458,175
Accounts payable – related party	282,302	152,302
Accrued expenses and other current liabilities	1,286,119	1,361,194
Accrued expenses – related party	1,397,409	1,097,974
Deferred revenue – related party	104,782	104,782
Convertible note payable – related party, net of discount, current portion – in default	1,402,000	1,402,000
Convertible notes payable, current portion – in default	200,000	250,000
Notes payable – related parties, current portion – portions in default	2,783,429	1,948,429
Note payable marketing agreement	450,000	450,000
Derivative liability, current portion	2,763	9,451
Warrant liability	160,342	461,744
Total current liabilities	8,600,053	7,696,051

COMMITMENTS AND CONTINGENCIES (See Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Preferred stock, 150,000 shares designated, 82,500 shares issued and outstanding at December 31, 2020 and 2019, respectively	83	83
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 111,131,373 shares issued and outstanding at December 31, 2020 and 2019	111,131	111,131
Additional paid-in capital	19,322,864	19,322,864
Accumulated deficit	(28,014,231)	(27,106,348)
Total stockholders’ deficit	(8,580,153)	(7,672,270)

Total liabilities and stockholders’ deficit	$19,900	$23,781

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Consolidated Statements of Operations

For the years Ended December 31, 2020 and 2019

	2020	2019
Revenue	$9,336	$16,329

Operating expenses:
Direct expenses	32,041	27,008
Research and development	180,908	1,710,943
Sales and marketing	898	791,232
General and administrative	581,423	980,381
Impairment of intangibles	—	367,181
Total operating expenses	795,270	3,876,745

Operating loss	(785,934)	(3,860,416)

Other (expenses) income:
Interest expense	(430,039)	(342,516)
Change in fair value of derivative liability	6,688	44,791
Change in fair value of warrant liability	301,402	464,062
Total other (expenses) income	(121,949)	166,337

Loss before provision for income taxes	(907,883)	(3,694,079)

Net loss	$(907,883)	$(3,694,079)
Net loss per share- basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding basic and diluted	111,131,373	111,076,124

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2018	82,500	$83	110,131,373	$110,131	$19,156,138	$(23,412,269)	$(4,145,917)

Stock based compensation	—	—	—	—	144,826	—	144,826
Issuance of common stock in exchange for consulting services	—	—	1,000,000	1,000	21,900	—	22,900
Net loss	—	—	—	—	—	(3,694,079)	(3,694,079)

Balance, December 31, 2019	82,500	$83	111,131,373	$111,131	$19,322,864	$(27,106,348)	$(7,672,270)
Net loss	—	—	—	—	—	(907,883)	(907,883)

Balance, December 31, 2020	82,500	$83	111,131,373	$111,131	$19,322,864	$(28,014,231)	$(8,580,153)

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:

Net (Loss)	$(907,883)	$(3,694,079)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	509	149,654
Impairment of intangibles	—	367,181
Stock-based compensation	—	144,826
Issuance of common stock and common stock warrants for consulting services	—	22,900
Change in fair value of warrant liabilities	(301,402)	(464,062)
Change in fair value of derivative liabilities	(6,688)	(44,791)
Amortization of debt discount and deferred finance cost	—	30,332
Changes in operating assets and liabilities
Accounts receivable	—	384
Inventory	1,684	(2,896)
Prepaid expenses and other current assets	2,389	895,429
Accounts payable	72,732	(51,643)
Accrued expenses	(75,075)	200,551
Accounts payable - related party	130,000	152,302
Accrued expenses - related party	299,435	1,097,974
Deferred revenue	—	—
Net cash (used in) operating activities	(784,299)	(1,195,938)

Cash flows from investing activities
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of notes payable to related parties	835,000	1,190,172
Repayment of convertible notes payable	(50,000)	—
Net cash provided by financing activities	785,000	1,190,172

Net increase (decrease) in cash	701	(5,766)
Cash, beginning of year	6,701	12,467
Cash, end of year	$7,402	$6,701

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$7,627	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

1.	GENERAL ORGANIZATION AND BUSINESS

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. See Note 13.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $28.0 million as of December 31, 2020 and used cash in operations of $784,299 during the year ended December 31, 2020. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $7,400 cash on hand at December 31, 2020. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $250,000 through the issuance of 10% notes payable to a related party during the first quarter of 2020. The Company was advanced $330,000 through the issuance of 10% notes payable to a related party during the second quarter of 2020. The Company was advanced $230,000 through the issuance of 10% notes payable to a related party during the third quarter of 2020. The Company was advanced $25,000 through the issuance of 10% notes payable to a related party during the fourth quarter of 2020. The Company has been advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at December 31, 2020 and December 31, 2019.

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement with Advance Pharmaceutical Company Limited (“APC”), whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. APC is a related party as a director and significant stockholder of the Company is an owner and director of APC. The Company did not recognize any revenue from royalties from APC during the years ended December 31, 2020 and 2019 respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no accounts receivable as of December 31, 2020 or 2019. There were no allowances for doubtful accounts as of December 31, 2020 and December 31, 2019.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $509 and $1,623, respectively.

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

The Company performed its impairment review of intangible assets for the year ended December 31, 2019 and concluded that intangibles were impaired at December 31, 2019. The Company recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019. No intangible assets exist at December 31, 2020.

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the year ended December 31, 2020 did not include 9,121,000, 38,208,320, 41,068,547 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2019 did not include 9,184,000, 38,458,320, 39,131,347 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2020 and 2019.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the sales and marketing expenses in the statements of operations. The Company did not incur any advertising costs for either year ended December 31, 2020 and 2019, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of December 31, 2020 and 2019, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2020 and December 31, 2019 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at December 31, 2020 and 2019 net of inventory reserves, were as follows:

	2020	2019
Raw materials	$—	$—
Finished goods	2,225	3,909
Total	$2,225	$3,909

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value. No charges to the provision for inventory obsolescence were recorded for the years ended December 31, 2020 and 2019.

4.	INTANGIBLE ASSETS

The SUGARDOWN® technology and patent applications, which were obtained through the acquisition of BTI in 2010, are being amortized on a straight-line basis over their estimated useful lives of 14 years.

Intangible assets consist of the following as of December 31:

	2020	2019
SUGARDOWN® technology and patent applications	$1,134,122	$1,134,122
Less accumulated amortization	(766,941)	(766,941)
Impairment of intangible assets	(367,181)	(367,181)
Intangible assets, net	$—	$—

Amortization expense for each of the years ended December 31, 2020 and 2019 was $0 and $148,031, respectively.

The Company performed its impairment review of intangible assets for the year ended December 31, 2019 and concluded that intangibles were impaired at December 31, 2019. The Company recorded impairment of intangibles in the amount of $367,181 for the year ended December 31, 2019.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at December 31, 2020 and 2019:

	2020	2019
Accrued payroll	$188,716	$188,716
Professional fees	131,974	145,358
Accrued consulting fees	741,600	741,600
Interest	133,501	92,003
Accrued expense reimbursement and other	79,990	193,517
Total	$1,275,781	$1,361,194

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial liabilities as of December 31, 2020 and 2019 measured at fair value on a recurring basis are summarized below:

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,763	$—	$—	$2,763
Warrant liability	160,342	—	—	160,342
Total	$163,105	$—	$—	$163,105

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$9,451	$—	$—	$9,451
Warrant liability	461,744	—	—	461,744
Total	$471,195	$—	$—	$471,195

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

The fair value of the conversion/exercise options were calculated using a binomial lattice formula with the following weighted average assumptions during the years ended December 31, 2020 and 2019. No options were converted or exercised during the years ended December 31, 2020 and 2019.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the years ended December 31, 2020 and 2019:

	Debt	Warrant
	Derivative	Liability
Balance December 31, 2018	$54,242	$925,806
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(44,791)	(464,062)
Balance, December 31, 2019	9,451	461,744
Aggregate amount of derivative instruments issued	—	—
Transferred in due to conversions	—	—
Change in fair value of derivative liabilities	(6,688)	(301,402)
Balance, December 31, 2020	$2,763	$160,342

7.	CONVERTIBLE NOTES PAYABLE

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

The Company recognized the value attributable to the conversion feature of the convertible debenture and issued warrants of $2,203,336 and together with financing costs of $272,700 (aggregate of $2,476,036) as a discount against the notes up to $1,600,000 with the excess of $876,036 charged to current period interest. The Company valued the conversion option and the warrants using the Binomial Lattice pricing model as described in Note 6. The debt discount was amortized over the note’s maturity period as interest expense. The debt discount was fully amortized during 2019.

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

For the year ended December 31, 2020 and 2019, the Company amortized $0 and $30,332, respectively, of debt discount to operations as interest expense.

Convertible notes payable consist of the following at December 31, 2020 and December 31, 2019:

	2020	2019
Principal balance	$200,000	$250,000
Outstanding	$200,000	$250,000

8.	MARKETING AGREEMENT

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

As of December 31, 2020, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at December 31, 2020. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

Level Brands sued the Company for non-performance under the contract. The matter was taken to arbitration with both parties claiming non performance under the contract. In October 2019, the arbitration was dismissed without prejudice.

9.	STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company has designated 150,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $10. The Series A Preferred Stock is convertible into shares of the Company’s common stock by dividing the stated value by a conversion price of $0.10 per share. The Series A Preferred Stock shall have voting rights on an as converted basis (subject to limitations) and liquidation preference for each share of Series A Preferred Stock at an amount equal to the stated value per share. As of December 31, 2020 and 2019, the Company has 82,500 shares of Series A Preferred Stock outstanding.

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

Subsequent to December 31, 2020, the Company entered into Exchange Agreements with the holders of the Company’s Series A Preferred Stock pursuant to which the holders exchanged all outstanding shares of Series A Preferred Stock for 75,000,000 shares of common stock. See Note 14.

Common Stock

On January 10, 2019, the Company issued 1,000,000 shares of its common stock in exchange for consulting services amounting to $22,900 pursuant to a consulting agreement entered into and approved by the Board of Directors on November 23, 2018.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of December 31, 2020, the Company had 38,208,320 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following tables summarize the Company’s common stock warrants activity for the years ended December 31, 2020 and 2019:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	38,458,320	$0.16	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	(250,000)	0.10	—
Outstanding as of December 31, 2020	38,208,320	$0.16	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	38,999,990	$0.17	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	(541,670)	0.94	—
Outstanding as of December 31, 2019	38,458,320	$0.16	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.009 as of December 31, 2020, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

10.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of December 31, 2020 and December 31, 2019, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of December 31, 2020 and December 31, 2019, there were 8,871,000 and 8,934,000 options outstanding under the 2011 Plan.

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

No stock options were issued under either plan during the year ended December 31, 2020.

For the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $0 and $144,826, respectively, in connection with share-based payment awards. As of December 31, 2020 and 2019, there was $0 and $0, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the years ended December 31, 2020 and 2019:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	9,594,000	$0.10 – 1.21	$0.36	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(410,000)	0.10 – 0.50	0.40
Outstanding as of December 31, 2019	9,184,000	$0.10 – 1.21	$0.36	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(63,000)	0.42	0.42
Outstanding as of December 31, 2020	9,121,000	$0.10 – 1.21	$0.36	$—

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2020:

		Options Outstanding					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	3,500,000	$0.10	2.79	$—	3,500,000	$0.10	2.79	$—
0.15	4,000,000	0.15	0.65	—	—	0.15	0.65	—
0.18	934,000	0.18	2.48	—	934,000	0.18	2.48	—
0.20	150,000	0.20	4.24	—	150,000	0.20	4.25	—
0.37	58,000	0.37	1.68	—	58,000	0.37	1.68	—
0.69	100,000	0.69	3.20	—	100,000	0.69	3.20	—
1.21	379,000	1.21	3.00	—	379,000	1.21	3.00	—
$0.10-1.21	9,121,000	$0.20	1.87	$—	5,184,000	$0.20	1.87	$—

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2020 and 2019:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2018	4,000,000	$0.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of December 31, 2019	4,000,000	$0.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of December 31, 2020	4,000,000	$0.15

The weighted-average remaining contractual life for options exercisable at December 31, 2020 is 2.60 years. At December 31, 2020 the Company has 8,629,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at both December 31, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $0 for both years as no options were exercised. The actual tax benefit realized from stock option exercises during the years ended December 31, 2020 and 2019 were $0 for both years as no options were exercised in either year.

11.	RELATED PARTY TRANSACTIONS

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“APC”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for APC. APC is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. APC, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of APC and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the years ended December 31, 2020 or 2019.

Through December 31, 2011, a founder of the company and significant shareholder, Dr. David Platt advanced $257,820 to the Company to fund start-up costs and operations. Advances by Dr. Platt carry an interest rate of 6.5% and were due on June 29, 2013. On May 7, 2012, Dr. Platt and the Company’s former President and also a significant shareholder entered into promissory notes to advance to the Company $20,000 each for an aggregate of $40,000. The notes accrue interest at 6.5% per year and were due June 30, 2013. The outstanding notes of $297,820 were amended each year to extend the maturity dates. Effective June 30, 2015, the outstanding notes for Dr. Platt were amended to extend the maturity dates to June 30, 2017. During 2017, the Company made fully paid the note and all accrued interest to the former President of the Company. Dr. Platt’s notes and accrued interest remain outstanding and are classified as current liabilities.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2020 and December 31, 2019, the balance of the notes payable to Dr. Platt totaled $277,821 and are included Notes payable - related party on the accompanying balance sheet. As of December 31, 2020 and December 31, 2019, $104,476 and $80,815, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities – related party on the accompanying balance sheet.

During September 2015, the Company entered into a securities purchase agreement with CJY. Pursuant to this agreement, the Company issued to CJY a convertible promissory note in the principal amount of $750,000. The Note was amended during the fourth quarter of 2015 to $1,200,000. During 2016, the Note was amended to $1,752,000. This Note provided necessary bridge financing to the Company prior to a financing of $1,600,000 completed in the third quarter of 2016. Interest accrues at the rate of 10% per annum and is due upon maturity of the note in August 2018. The Company may prepay this Note and any accrued interest at any time. At any time amounts outstanding under the CJY Note are convertible into the Company’s common stock, in whole or in part, at the option of the lender, at a conversion price of $0.05 per share. A beneficial conversion feature of $1,642,000 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The beneficial conversion feature was fully amortized during 2018. No amortization of the beneficial conversion feature was recorded by the Company during the years ended December 31, 2020 and 2019, respectively.

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

At December 31, 2020, the CJY Holdings Notes are in default and are classified as current liabilities.

Subsequent to December 31, 2020 all of the remaining CJY Holdings Notes and Accrued Interest were converted into shares of the Company’s common stock. See Note 14.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $30,332 during the years ended December 31, 2020 and 2019, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

Subsequent to December 31, 2020 all of the outstanding Debentures and Accrued Interest were converted into shares of the Company’s common stock. See Note 14.

Convertible notes payable – related party consist of the following at December 31, 2020 and December 31, 2019:

	2020	2019
Principal balance	$1,402,000	$1,402,000
Debt discount	—	—
Outstanding, net of debt	$1,402,000	$1,402,000

On June 12, 2018, the Company issued a note payable for $100,000 to World Technology East II Limited (“WTE2”). WTE2 is a Hong Kong company owned by Carl W. Rausch, the Company’s former CEO. The WTE2 Note is an unsecured obligation of the Company. Principal and interest under the WTE2 Note is due and payable June 12, 2019, however, in the event that the Company raises in excess of $1,000,000 in equity financing, then the Company will use part of its proceeds to pay off the WTE2 Note. During the fourth quarter of 2018, the Company increased the amount of the note payable to $174,500 with borrowings of $44,500 on October 4, $15,000 on November 5 and $15,000 on December 7. During the first quarter of 2019, the Company increased the amount of the note payable to $224,500 with borrowings of $30,000 on January 17 and $20,000 on February 11. During the second quarter of 2019, the Company increased the amount of the note payable to $324,500 with borrowings of $50,000 on April 4 and $50,000 on May 31. On July 31, 2019, the Company borrowed $50,000 increasing the total amount of notes payable to $374,500. On November 18, 2019, the Company borrowed $30,000 increasing the total amount of notes payable to $404,500 which remain outstanding at December 31, 2020. The notes came due on various dates through November 18, 2020 including $374,500 which came due during 2019 and are currently in default and are classified as current liabilities. Interest accrues on the WTE2 Notes at the rate of 10.0% per annum. Accrued interest at December 31, 2020 and 2019 totaled $77,966 and $37,516, respectively.

Subsequent to December 31, 2020 all of the outstanding WTE Notes and Accrued Interest were converted into shares of the Company’s common stock. See Note 14.

On September 26, 2018, the Company issued a note payable for $305,937 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a director of the Company. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable after one year. During the 2019, the Company increased the amount of the note payable to $1,266,108 with borrowings of $289,144 on April 12, $157,671 on July 2, $194,356 on July 31 and $319,000 on November 29. The notes are due on various dates through November 29, 2020 and are currently all in default. During the first quarter of 2020, the Company increased the amount of the note payable to $1,516,108 with a borrowing of $250,000 on January 3. During the second quarter of 2020, the Company increased the amount of the note payable to $1,846,108 with borrowings of $200,000 on April 2, $50,000 on May 20, $60,000 on June 10 and $20,000 on June 30. During the third quarter of 2020, the Company increased the amount of the note payable to $2,076,108 with borrowings of $80,000 on July 10 and $150,000 on August 4. The notes are due on various dates through August 4, 2021. Interest accrues on the CJY Note at the rate of 10% per annum. Accrued interest at December 31, 2020 and 2019 totaled $264,523 and $80,546, respectively.

Subsequent to December 31, 2020 all of the outstanding CJY Notes and Accrued Interest were converted into shares of the Company’s common stock. See Note 14.

Notes payable-related party consist of the following at December 31, 2020 and December 31, 2019:

	2020	2019
Founder	$277,821	$277,821
CJY Holdings Ltd	2,101,108	1,266,108
World Technology East Ltd II	404,500	404,500
	$2,783,429	$1,948,429

Included in accounts payable at December 31, 2020 and December 31, 2019 are amounts due shareholders, officers and directors of the Company in the amounts of $282,302 and $151,302, respectively.

Included in accrued expenses at December 31, 2020 and December 31, 2019 are amounts due shareholders, officers and directors of the Company in the amounts of $1,397,409 and $1,097,974, respectively.

12.	PROVISION FOR INCOME TAXES

During the years ended December 31, 2020 and 2019, no provision for income taxes was recorded as the Company generated net operating losses.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2019	2019
Net operating loss carryforwards	21.0%	21.0%
State taxes, net of federal benefit	5.0%	5.0%
Federal research and development tax credit	0.3%	0.3%
Other	4.5%	4.5%
Change in deferred tax asset valuation allowance	(30.8)	(30.8)%
Effective income tax rate	0.0%	0.0%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Net operating loss carryforwards	$6,499,659	$6,206,314
Tax credit carryforwards	206,792	197,747
Non-qualified stock options	862,413	862,413
Gross deferred tax assets	7,568,864	7,266,474
Valuation allowance	(7,568,864)	(7,266,474)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of $28.1 million, which begin to expire in years 2035 and 2020, respectively. The Company also has estimated available research and development tax credit carryforwards for federal income tax purposes of $206,792, which begin to expire in year 2032.

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

The Company provided a full valuation allowance for deferred tax assets generated since, based on the weight of available evidence; it is more likely than not that these benefits will not be realized. During the year ended December 31, 2020, the Company increased its valuation allowance by $304,113 due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured at December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

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

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. Subsequent to December 31, 2020, the Company settled this claim with Microcap Headlines, Inc during the first quarter of 2021 for $10,000. This amount has been accrued on the Company’s balance sheet at December 31, 2020.

Leases

The Company leased office space at 354 Merrimack Street, Lawrence, MA 01843 on a month to month basis. The Company ended the lease on August 31, 2019. No further obligation exists. The Company recognized rent expense of $0 and $1,500 for the years ended December 31, 2020 and 2019, respectively.

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

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling $110,500 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of December 31, 2020.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from December 31, 2020 through the date of the filing for possible disclosure and recognition in the financial statements.

Through March 31, 2021, the Company borrowed $220,000 from a related party to cover operating expenses. The Notes bears interest at 10% and is due in twelve months.

On January 26, 2021, the Company, BTHE Acquisition Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Nanomix has developed an advanced mobile Point-of-Care (POC) diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. Our goal is to provide laboratory quality testing for time sensitive medical conditions, at the first point of contact that a patient has with the healthcare system, no matter where that occurs. The Nanomix eLab® system is CE Marked, a 510(k) is currently in process, and Emergency Use Applications (EUA) for COVID testing has been submitted to the FDA. The Company intends to market and sell this system for the detection and diagnosis of a variety of time sensitive medical conditions.

Subject to the terms and conditions of the Merger Agreement, as consideration for the Merger, Company shall issue to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). Upon the effectiveness of the amendment to our Certificate of Incorporation to effectuate the reverse stock split referred to below, all such shares of Preferred Stock issued to Nanomix shareholders shall automatically convert into approximately 35,029,160 shares of common stock of the Company, the warrants to be assumed at closing may be exercisable into approximately 2,002,696 shares of common stock of the Company and the options and restricted stock units to be assumed at closing may be exercisable into approximately 6,456,666 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options to be assumed on the closing date shall represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger.

Pursuant to the Merger Agreement described above, the Company has agreed to deliver the Preferred Stock to the shareholders of Nanomix at the closing of the Merger, subject to the satisfaction of the closing conditions set forth in the Merger Agreement. The issuance of the Preferred Stock by the Company to the shareholders of Nanomix will be made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act.

From January 25, 2021 through January 27, 2021, the Company entered into various agreements with certain debt holders, including CJY Holdings Limited, a Hong Kong company controlled by the Company’s CEO and sole director’s cousin (“CJY”), pursuant to which liabilities exceeding approximately $4.5 million were converted or exchanged into 730,783,181 shares of common stock. The Company granted CJY piggyback registration rights for a period of one year. Further, the Company entered into Exchange Agreements with the holders of the Company’s Series A Preferred Stock pursuant to which the holders exchanged all outstanding shares of Series A Preferred Stock for 75,000,000 shares of common stock. The Company entered into service agreements with various consultants and advisors pursuant to which it issued 963,964 shares of a newly created Series B Preferred Stock. The rights, preferences, privileges and limitations of the Series B Preferred Stock are set forth in a certificate of designation filed by the Company with the Secretary of State of the State of Delaware. The Series B Preferred Stock ranks senior to the Company’s common stock and junior with respect to the Company’s Series C Preferred Stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution. Each Holder of Series B Preferred Stock shall be entitled to receive dividends or distributions on each share of Series B Preferred Stock on an “as converted” into Common Stock basis when and if dividends are declared on the Common Stock by the Board of Directors. Each outstanding share of the Series B Preferred Stock will automatically convert into 1,000 shares of common stock on the date that approval of an amendment to the Corporation’s Certificate of Incorporation, as amended, to implement a one-for-173 reverse stock split of the Corporation’s capital stock by a majority of the votes entitled to be cast thereon, whether presented at a special or annual meeting of shareholders of the Corporation or by written consent of the shareholders and the subsequent filing of such amendment with the Secretary of State of the State of Delaware. The consultants and advisors were granted piggyback registration rights. The above issuances were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

In February 2021, the Company settled a claim with Microcap Headlines, Inc. for $10,000. This amount has been accrued on the Company’s balance sheet at December 31, 2020.