Form 10-Q
period 2021-03-31
Boston Therapeutics, Inc.
filed 2021-06-14
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2021
Common Stock, $0.001 par value per share	916,914,554 shares

BOSTON THERAPEUTICS, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “BTI” or “Company” refer to the operations of Boston Therapeutics, Inc., a Delaware corporation, formerly called Avanyx Therapeutics, Inc.

i

Boston Therapeutics, Inc.

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Boston Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$46,964	$7,402
Prepaid expenses and other current assets	3,500	10,273
Inventory, net	—	2,225
Total current assets	50,464	19,900

Total assets	$50,464	$19,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$312,580	$530,907
Accounts payable – related party	84,262	282,302
Accrued expenses and other current liabilities	830,983	1,286,119
Accrued expenses – related party	114,297	1,397,409
Deferred revenue – related party	104,782	104,782
Convertible note payable – related party, net of discount, current portion – in default	—	1,402,000
Convertible notes payable, current portion – in default	200,000	200,000
Notes payable – related parties, current portion – portions in default	497,821	2,783,429
Note payable marketing agreement	450,000	450,000
Derivative liability, current portion	15,282	2,763
Warrant liability	438,972	160,342
Total current liabilities	3,048,979	8,600,053

COMMITMENTS AND CONTINGENCIES (See Note 14)	—	—
Series B Preferred stock, 1,000,000 shares designated, 963,964 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	963,964	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Preferred stock, 150,000 shares designated, 0 and 82,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	83
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 916,914,554 and 111,131,373 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	916,915	111,131
Additional paid-in capital	37,165,114	19,322,864
Accumulated deficit	(42,044,508)	(28,014,231)
Total stockholders’ deficit	(3,962,479)	(8,580,153)

Total liabilities and stockholders’ deficit	$50,464	$19,900

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue	$—	$3,093

Operating expenses:
Direct expenses	8,766	4,902
Research and development	2,500	—
Sales and marketing	308	541
General and administrative	574,955	131,361
Total operating expenses	586,529	136,804

Operating loss	(586,529)	(133,711)

Other (expenses) income:
Interest expense	(21,740)	(98,192)
Change in fair value of derivative liability	(21,143)	3,549
Change in fair value of warrant liability	(278,630)	101,993
Loss on conversion of related party debt into common stock	(10,604,620)	—
Loss on conversion of trade payables into common stock	(993,715)	—
Loss on conversion of Series A preferred stock into common stock	(1,735,500)	—
Gain on settlement of accounts payable for Series B preferred stock	211,600	—
Total other (expenses) income	(13,443,748)	7,350

Loss before provision for income taxes	(14,030,277)	(126,361)

Net loss	$(14,030,277)	$(126,361)
Net loss per share- basic and diluted	$(0.02)	$(0.00)
Weighted average shares outstanding basic and diluted	690,048,665	111,131,373

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2021

	Series B	Series B	Series A	Series A
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit)	Total

Balance, December 31, 2020	—	$—	82,500	$83	111,131,373	$111,131	$19,322,864	$(28,014,231)	$(8,580,153)

Conversion of Series A preferred stock into Common Stock			(82,500)	$(83)	75,000,000	75,000	1,660,583		1,735,500
Conversion of related party debt into common stock					677,903,545	677,904	14,787,149		15,465,053
Conversion of trade accounts payable into common stock					52,879,636	52,880	1,321,991		1,374,871
Conversion of trade accounts payable into Series B preferred stock	397,964	397,964					63,903		63,903
Issuance of Series B stock for consulting services	566,000	566,000					—		—
Settlement of derivative liabilities due to conversion							8,624		8,624
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(14,030,277)	(14,030,277)

Balance, March 31, 2021	963,964	$963,964	-	$-	916,914,554	$916,915	$37,165,114	$(42,044,508)	$(3,962,479)

Boston Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2020

	Series A	Series A
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	82,500	$83	111,131,373	$111,131	$19,322,864	$(27,106,348)	$(7,672,270)

Net loss for the three months ended March 31, 2020	—	—	—	—	—	(126,361)	(126,361)

Balance, March 31, 2020 (unaudited)	82,500	$83	111,131,373	$111,131	$19,322,864	$(27,232,709)	$(7,798,631)

The accompanying notes are an integral part of these consolidated financial statements.

Boston Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net (Loss)	$(14,030,277)	$(126,361)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on conversion of related party debt into common stock	10,604,620	—
Loss on conversion of trade payables into common stock	993,715	—
Loss on conversion of Series A preferred stock into common stock	1,735,500	—
Gain on settlement of accounts payable for Series B preferred stock	(211,600)	—
Issuance of Series B preferred stock for consulting services	566,000	—
Depreciation and amortization	—	509
Provision for excess inventory	2,225	—
Change in fair value of warrant liabilities	278,630	(101,993)
Change in fair value of derivative liabilities	21,143	(3,549)
Changes in operating assets and liabilities
Inventory	—	135
Prepaid expenses and other current assets	6,773	8,194
Accounts payable	(218,327)	(7,578)
Accrued expenses	61,446	(193,604)
Accounts payable - related party	(198,040)	150,000
Accrued expenses - related party	207,754	119,659
Net cash (used in) operating activities	(180,438)	(154,588)

Cash flows from investing activities
Net cash from investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of notes payable to related parties	220,000	250,000
Repayment of convertible notes payable	—	(50,000)
Net cash provided by financing activities	220,000	200,000

Net increase (decrease) in cash	39,562	45,412
Cash, beginning of year	7,402	6,701
Cash, end of year	$46,964	$52,113

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$7,627
Income taxes	$—	$—

Non-cash financing activities:
Conversion of related party debt and accrued interest into common stock	$2,012,447	$—
Settlement of restated party debt and accrued interest into common stock version of related party debt and accrued interest into common stock	$2,848,078	$—
Conversion of related party amounts payable into common stock	$381,155	$—
Conversion of series A preferred stock into common stock	$75,000	$—
Conversion of related party and other amounts payable into series B preferred stock	$461,867	$—
Settlement of derivative liability due to conversion	$8,624	$—

The accompanying notes are an integral part of these financial statements.

1.	GENERAL ORGANIZATION AND BUSINESS

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $42.0 million as of March 31, 2021 and used cash in operations of $180,438 during the three months ended March 31, 2021. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $47,000 cash on hand at March 31, 2020. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $835,000 through the issuance of 10% notes payable to a related party during 2020. The Company was advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. In addition, the Company was advanced $50,000 through the issuance of 10% notes payable to a related party thus far during the second quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents at March 31, 2021 and December 31, 2020.

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

The Company generates revenue from royalties pursuant to a licensing and manufacturing agreement with Advance Pharmaceutical Company Limited (“APC”), whereby the licensee sells and distributes territory licensed products, excluding those manufactured and supplied by the Company in the territory. APC is a related party as a director and significant stockholder of the Company is an owner and director of APC. The Company did not recognize any revenue from royalties from APC during the three months ended March 31, 2021 and 2020 respectively.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management establishes a reserve for doubtful accounts based on its assessment of the current status of individual accounts. Balances that remain outstanding after management has used reasonable collection efforts are written off against the allowance. There were no accounts receivable as of March 31, 2021 or December 31, 2020. There were no allowances for doubtful accounts as of March 31, 2021 and December 31, 2020.

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

The Company begins to depreciate assets when they are placed in service. The costs of repairs and maintenance are expensed as incurred; major renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. For the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $0 and $509, respectively.

Intangible Assets

Intangible assets consist of identifiable finite-lived assets acquired in business acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and are amortized over their economic useful lives on a straight line basis.

Impairment of Long-lived Assets

The Company reviews long-lived assets, which include the Company’s intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Future undiscounted cash flows of the underlying assets are compared to the assets’ carrying values. Adjustments to fair value are made if the sum of expected future undiscounted cash flows is less than book value. No intangible assets exist at March 31, 2021 or December 31, 2020.

Loss per Share

Basic net loss per share is computed based on the net loss for the period divided by the weighted average actual shares outstanding during the period. Diluted net loss per share is computed based on the net loss for the period divided by the weighted average number of common shares and common equivalent shares outstanding during each period unless the effect of such common equivalent shares would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options using the treasury stock method. The weighted average number of common shares for the year ended March 31, 2021 did not include 9,121,000, 38,208,320, 3,280,107, and 963,964,000 for options, warrants and shares to be issued upon conversion of notes payable and Series B Preferred Stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2020 did not include 9,184,000, 38,458,320, 3,280,107 and 8,250,000 for options, warrants and shares to be issued upon conversion of notes payable and Series A Preferred Stock, respectively, because of their anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three months ended March 31, 2021 and 2020.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of operating expenses in the sales and marketing expenses in the statements of operations. The Company did not incur any advertising costs for the three months ended March 31, 2021 and 2020, respectively.

Research and Development Costs

Research and development expenditures are charged to the statement of operations as incurred. Such costs include proprietary research and development activities, purchased research and development, and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Fair Value of Financial Instruments

Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates fair value due to their short-term nature using level 3 inputs as defined above. The carrying value of the notes payable as of March 31, 2021 and December 31, 2020, evaluated using level 3 inputs defined above based on quoted market prices on rates available to the Company for debt with similar terms and maturities, approximates the fair value.

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with senior convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2021 and December 31, 2020 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Inventory consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. The components of inventory at March 31, 2021 and 2020 net of inventory reserves, were as follows:

	2021	2020
Raw materials	$—	$—
Finished goods	—	2,225
Total	$—	$2,225

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value. The Company stopped selling its remaining bottles of Sugardown during the first quarter of 2021 while it evaluates its strategy for the product going forward. As a result, the company has taken a charge to the provision for inventory obsolescence totaling $2,225 in the first quarter of 2021. No charges to the provision for inventory obsolescence were recorded for the three months ended March 31, 2020.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table represents the major components of accrued expenses and other current liabilities at March 31, 2021 and December 31, 2020:

	2021	2020
Accrued payroll	$188,716	$188,716
Professional fees	84,033	131,974
Accrued consulting fees	400,000	741,600
Interest	145,501	133,501
Accrued expense reimbursement and other	12,733	90,328
Total	$830,983	$1,286,119

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial liabilities as of March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis are summarized below:

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$15,282	$—	$—	$15,282
Warrant liability	438,972	—	—	438,972
Total	$454,254	$—	$—	$454,254

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$2,763	$—	$—	$2,763
Warrant liability	160,342	—	—	160,342
Total	$163,105	$—	$—	$163,105

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

The fair value of the conversion/exercise options were calculated using a Black-Scholes formula with the following weighted average assumptions during the three months ended March 31, 2021 and year ended December 31, 2020. No options were converted or exercised during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the three months ended March 31, 2021 and 2020:

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2020	2,763	160,342
Aggregate amount of derivative instruments issued	—	—
Settled due to conversions	(8,624)	—
Change in fair value of derivative liabilities	21,143	278,630
Balance, March 31, 2021	$15,282	$438,972

	Debt	Warrant
	Derivative	Liability
Balance, December 31, 2019	9,451	461,744
Aggregate amount of derivative instruments issued	—	—
Settled due to conversions	—	—
Change in fair value of derivative liabilities	(3,549)	(101,993)
Balance, March 31, 2020	$5,902	$359,751

6.	CONVERTIBLE NOTES PAYABLE

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

Convertible notes payable consist of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Principal balance	$200,000	$200,000
Outstanding	$200,000	$200,000

7.	MARKETING AGREEMENT

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

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at March 31, 2021 and December 31, 2020 totaled $99,493 and $90,493, respectively.

As of March 31, 2021, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at December 31, 2020. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

Level Brands sued the Company for non-performance under the contract. The matter was taken to arbitration with both parties claiming non performance under the contract. In October 2019, the arbitration was dismissed without prejudice.

8.	SERIES B PREFERRED STOCK

Series B Preferred Stock

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $1. Each share of the Series B Preferred Stock is convertible into 1,000 shares of the Company’s common stock. The Series B Preferred Stock shall have no voting rights until January 1, 2022 when it will be on an as converted basis (subject to limitations) and liquidation preference for each share of Series B Preferred Stock at an amount equal to the stated value per share.

During January 2021, the Company issued 132,000 shares of its Series B Preferred Stock in full payment of consulting service accounts payable totaling $343,600. As a result of this transaction, the Company recorded a non-cash gain of $211,600.

During January 2021, the Company issued 92,982 shares of its Series B Preferred Stock in full payment of consulting service accounts payable totaling $156,885.

During January 2021, the Company issued 172,982 shares of its Series B Preferred Stock in full payment of trade accounts payable totaling $172,982.

During January 2021, the Company issued 566,000 shares of its Series B Preferred Stock to five parties for consulting services to be performed during the first and second quarters of 2021 related to the potential merger transaction discussed in Note 1.

As of March 31, 2021 and December 31, 2020, the Company has 963,964 shares of Series B Preferred Stock outstanding.

The Series B Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by paying the monetary value in cash upon a liquidation event due to the liquidation preferences of the Series B Preferred Stock based upon its designation.

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

The Company recognized the value attributable to the conversion feature of the issued warrants of $650,421 as a charge against additional paid in capital up to $450,000 with the excess of $200,421 charged to change in fair value of warrant liability during the year ended December 31, 2017. The Company valued the warrants using the Black-Scholes pricing model as described in Note 5.

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

During 2017, the Company recognized the value attributable to the conversion feature of the issued warrants of $93,312 as a charge against additional paid in capital. The Company valued the warrants using the Black-Scholes pricing model as described in Note 5.

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

During 2018, the Company recognized the value attributable to the conversion feature of the issued warrants of $226,833 as a charge against additional paid in capital. The Company valued the warrants using the Black-Scholes pricing model as described in Note 5.

As of December 31, 2020, the Company had 82,500 shares of Series A Preferred Stock outstanding. During January 2021, the holders of the Series A Preferred Stock exchanged 100% of the outstanding shares into 75,000,000 shares of the Company’s common shares. The terms of the exchange were different than the original terms of the Series A Preferred stock resulting in a non-cash loss to the Company of $1,735,500.

Common Stock

During January 2021, the Company issued 75,000,000 shares of its common stocks in exchange for 100% of the outstanding shares of its Series A Preferred Stock. The terms of the exchange were different than the original terms of the Series A Preferred stock resulting in a non-cash loss to the Company of $1,735,500.

During January 2021, the Company issued 20,052,000 shares of its common stock to a related party in full payment of a trade accounts payable totaling $20,052. As a result of this settlement, the Company recorded a non-cash loss of $501,300.

During January 2021, the Company issued 32,827,636 shares of its common stock to a related party in full payment for past CEO and other consulting services rendered totaling $361,104. As a result of this settlement, the Company recorded a non-cash loss of $492,415.

During January 2021, the Company issued 43,860,545 shares of its common stock to a related party in full payment of a loans totaling $404,500 and related accrued interest totaling $77,966.

During January 2021, the Company issued 320,855,533 shares of its common stock to a related party in full payment of loans totaling $2,101,000 and related accrued interest totaling $264,523.

During January 2021, the Company issued 39,836,667 shares of its common stock to a related party in full payment of a loan totaling $200,000 and related accrued interest totaling $42,044.

During January 2021, the Company issued 273,350,500 shares of its common stock to a related party in full payment of convertible loans totaling $1,202,000 and related accrued interest totaling $568,400.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of March 31, 2021, the Company had 38,208,320 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following tables summarize the Company’s common stock warrants activity for the three months ended March 31, 2021 and 2020:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	38,208,320	$0.16	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as of March 31, 2021	38,208,320	$0.16	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	38,458,320	$0.16	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as of March 31, 2020	38,458,320	$0.16	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.03 as of March 31, 2021, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

10.	STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant options to purchase up to 5,000,000 shares of common stock. On September 7, 2013, the 2010 plan was amended to increase the number of shares of common stock issuable under the 2010 Plan to 7,500,000. As of March 31, 2021 and December 31, 2020, there were 250,000 and 250,000 options outstanding under the 2010 Plan, respectively.

During the year ended December 31, 2011, the Company adopted a non-qualified stock option plan entitled “2011 Non-Qualified Stock Plan” (2011 Plan) under which the Company may grant options to purchase 2,100,000 shares of common stock. In December 2012, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 12,000,000 shares. During the period ended March 31, 2013, the 2011 Plan was amended to increase the number of shares of common stock issuable under the 2011 Plan to 17,500,000. As of March 31, 2021 and December 31, 2020, there were 8,871,000 and 8,871,000 options outstanding under the 2011 Plan.

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

No stock options were issued under either plan during the three months ended March 31, 2021 or 2020.

The Company did not record any stock-based compensation expense for either three month period ending March 31, 2021 or 2020 in connection with share-based payment awards. As of March 31, 2021 and December 31, 2020, there was $0 and $0, respectively of unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021 and 2020:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2020	9,121,000	$0.10 – 1.21	$0.36
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2021	9,121,000	$0.10 – 1.21	$0.36

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	9,184,000	$0.10 – 1.21	$0.36
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2020	9,184,000	$0.10 – 1.21	$0.36

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2021:

		Options Outstanding					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.10	3,500,000	$0.10	2.54	$—	3,500,000	$0.10	2.54	$—
0.15	4,000,000	0.15	0.40	—	—	0.15	0.40	—
0.18	934,000	0.18	2.23	—	934,000	0.18	2.23	—
0.20	150,000	0.20	3.99	—	150,000	0.20	3.99	—
0.37	58,000	0.37	1.43	—	58,000	0.37	1.43	—
0.69	100,000	0.69	2.95	—	100,000	0.69	2.95	—
1.21	379,000	1.21	2.75	—	379,000	1.21	2.75	—
$0.10-1.21	9,121,000	$0.20	1.62	$—	5,121,000	$0.20	1.62	$—

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2021 and December 31, 2020:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2020	4,000,000	$0.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as of March 31, 2021	4,000,000	$0.15

The weighted-average remaining contractual life for options exercisable at March 31, 2021 is 1.62 years. At March 31, 2021 the Company has 8,871,000 and 7,250,000 options available for grant under the 2011 Plan and 2010 Plan, respectively.

The aggregate intrinsic value for fully vested, exercisable options was $0 at both March 31, 2021 and December 31, 2020, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $0 for both periods as no options were exercised. The actual tax benefit realized from stock option exercises during the three months ended March 31, 2021 and 2020 were $0 for both periods as no options were exercised in either period.

11.	RELATED PARTY TRANSACTIONS

On June 24, 2011, the Company entered into a definitive Licensing and Manufacturing Agreement (the “Agreement”) with Advance Pharmaceutical Company Ltd. (“APC”), a Hong Kong-based privately-held company. Under terms of the Agreement, the Company manufactures and supplies product in bulk for APC. APC is responsible for the packaging, marketing and distribution of SUGARDOWN® in certain territories within Asia. In addition, APC is able to purchase the SUGARDOWN product directly from the US manufacturer and sell it within APC’s distribution area. In these situations, the Company is entitled to royalty payments from APC of 10% of the total sales price paid upon shipment of the product. APC, through a wholly owned subsidiary, has purchased an aggregate 1,799,800 shares of the Company’s common stock in conjunction with the Company’s private placement offerings during the years ended December 31, 2012 and 2011. The shares were purchased on the same terms as the other participants acquiring shares in the respective offerings. Conroy Chi-Heng Cheng is a director of APC and joined the Company’s Board in December 2013. No revenue was generated pursuant to the Agreement for the three months ended March 31, 2021 or 2020.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2020 and December 31, 2019, the balance of the notes payable to Dr. Platt totaled $277,821 and are included Notes payable - related party on the accompanying balance sheet. As of March 31, 2021 and December 31, 2020, $110,415 and $104,476, respectively, of accrued interest in connection with the related party promissory notes, had been included in accrued expenses and other current liabilities – related party on the accompanying balance sheet.

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

During January 2021 all of the remaining CJY Holdings Notes totaling $1,202,000 and related accrued interest totaling $568,400 were converted into 273,350,500 shares of the Company’s common stock.

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

A beneficial conversion feature of $186,939 was calculated and capped at the value of the note pursuant to ASC 470 - 20. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $0 during the three months ended March 31, 2021 and 2020, respectively. In connection with this borrowing, the Company also issued warrants to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

During January 2021 all of the outstanding debentures totaling $200,000 and related accrued interest totaling $42.044 were converted into 39,836,667 shares of the Company’s common stock.

Convertible notes payable – related party consist of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Principal balance	$—	$1,402,000
Debt discount	—	—
Outstanding, net of debt	$—	$1,402,000

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

During January of 2021 all of the outstanding WTE notes totaling $404,500 and related accrued interest totaling $77,966 were converted into 43,860,545 shares of the Company’s common stock. Accrued interest at December 31, 2020 totaled $77,966.

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

During January 2021 CJY notes totaling $2,101,000 and related accrued interest totaling $264,523 were converted into 320,855,533 shares of the Company’s common stock. Accrued interest at March 31, 2021 totaled $3,882. Accrued interest at December 31, 2020 totaled $264,523.

Notes payable-related party consist of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Founder	$277,821	$277,821
CJY Holdings Ltd	220,000	2,101,108
World Technology East Ltd II	—	404,500
	$497,821	$2,783,429

Included in accounts payable at March 31, 2021 and December 31, 2020 are amounts due shareholders, officers and directors of the Company in the amounts of $0 and $282,302, respectively.

Included in accrued expenses at March 31, 2021 and December 31, 2020 are amounts due shareholders, officers and directors of the Company in the amounts of $110,415 and $1,397,409, respectively.

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

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. During January 2021, the Company settled this claim with Microcap Headlines, Inc. for $10,000 which was accrued on the Company’s balance sheet at December 31, 2020.

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

Merger Agreement

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

The merger was completed on June 4, 2021.

Employment Agreement

The Company entered into an Employment Agreement with Carl W. Rausch pursuant to which Mr. Rausch was engaged as the Chief Executive Officer of the Company for a period of three years. Mr. Rausch was initially required to relocate from Hong Kong to the United States. However, due to his continued efforts in Hong Kong, the Company and Mr. Rausch, in March 2017, amended the employment agreement to remove the provision requiring Mr. Rausch to relocate to the United States. Mr. Rausch received a signing bonus of $60,000 and an annual salary of $224,000, which would be increased to $264,000 upon Mr. Rausch relocating to the United States. Further, upon the Company being listed on a national exchange, Mr. Rausch’s salary will be increased by $20,000. The Company granted Mr. Rausch a Stock Option (the “Rausch Option”) to acquire an aggregate of 6,000,000 shares of common stock of the Company, exercisable for five (5) years, subject to vesting. The Rausch Option shall be earned and vested in three equal tranches of 2,000,000 upon the Company raising $1,000,000 in financing, the Company raising $5,000,000 in financing and the Company entering into a significant corporate alliance for substantial marketing and selling of the Company’s product portfolio. The initial tranche shall be exercisable at $0.20 per share, the second tranche will be $0.40 per share and the third tranche shall be $0.60 per share, which such vesting is subject to Mr. Rausch’s continued employment as an executive with the Company as of the vesting date. In addition, as additional consideration for Mr. Rausch’s commitment to the Company, the stock options previously granted to Mr. Rausch shall be amended to extend the expiration date to the ten year anniversary of signing date and such options shall be considered fully vested. Mr. Rausch shall be entitled to certain raises and milestones subject to the achievement of certain milestones to be agreed upon. In the event the Employment Agreement is terminated prior to the expiration of the term by the Company without cause or by Mr. Rausch with good reason, the Company shall pay Mr. Rausch an amount equal to Mr. Rausch’s accrued but unpaid base salary and earned but unpaid bonus prior to the termination date, reimbursement for any reimbursable business expenses and Mr. Rausch’s salary for a period of one year. On December 12, 2019, Mr. Rausch resigned as the Chief Executive Officer and Board Chairman. Under the agreement, Mr. Rausch’s options were not canceled as a result of his voluntary termination

On March 1, 2018 the Board of Directors approved a reduction in the exercise price of 6,000,000 stock options issued to the Company’s CEO on August 22, 2016. The First tranche of 2,000,000 will be exercisable at $0.10 per share and the second and third tranches of 2,000,000 will be exercisable at $0.15 per share. The remainder of the terms remain unchanged.

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

Consulting Agreement

On April 1, 2018, the Company entered into a Corporate Advisory Agreement with a consultant. Services commenced May 1, 2018 for a term of one year with an option to renew for an additional six months. Compensation pursuant to the agreement is as follows: (1) a monthly fee of $6,500 paid in cash, and (2) 3,000,000 shares of restricted common stock of which 1,400,000 shares were deliverable upon execution of the agreement and the remaining 1,600,000 delivered in monthly installments of 400,000 shares as long as the agreement has not been terminated. Included in accrued expenses is the monthly fee totaling $110,500 and the fair value of the shares of common stock totaling $211,600, as the shares have not been issued as of December 31, 2020. During January 2021, the Company issued the consultant 132,000 shares of its Series B Preferred Stock in full payment of these obligations.

13.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred from March 31, 2021 through the date of the filing for possible disclosure and recognition in the financial statements.

On May 24, 2021, the Company borrowed $50,000 from a related party. The Note bears interest at 10% and is due in 12 months.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $42.0 million as of March 31, 2021 and used cash in operations of $180,438 during the three months ended March 31, 2021. These factors among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $47,000 cash on hand at March 31, 2021. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $835,000 through the issuance of 10% notes payable to a related party during 2020. The Company has been advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. In addition, the Company was advanced $50,000 through the issuance of 10% notes payable to a related party thus far during the second quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the second quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2021 compared to March 31, 2020

Revenue

We had no revenue for the three months ended March 31, 2021 compared to revenue of $3,093 for the three months ended March 31, 2020. The decrease is attributable to the Company’s lack of financial resources to assist with sales and marketing costs.

Direct Expenses

Direct expenses related to revenue for the three months ended March 31, 2021 totaled $8,766 as compared to $4,902 for the three months ended March 31, 2020. Costs for fulfillment were higher in 2021 due to stability studies for our Sugardown product. We also to a charge to excess inventory totaling $2,335 for our remaining bottles of Sugardown as we are pausing sales while we assess our strategy.

Research and Development

Research and development expense for the three months ended March 31, 2021 was $2,500 as compared to $0 for the three months ended March 31, 2020. The increase was due to consulting services provided regarding the Sugardown products.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2021 was $308, a decrease of $233 as compared to $541 for the three months ended March 31, 2020. There are currently no employees dedicated to sales and marketing.

General and Administrative

General and administrative expense for the three months ended March 31, 2021 was $574,955, a increase of $443,594 as compared to $131,361 for the three months ended March 31, 2020. The Company currently has zero employees as all of the general and administrative tasks are performed by outside consultants. The 2021 increased expenses relate to various professional consulting fees of $328,167 to assist the Company with the expected transaction with Nanomix. The remaining 2021 fees and all 2020 expenses related to profession fees including legal, accounting and audit fees, as well as insurance, IT and other operating expenses.

Other (Expenses) Income

Total other income was ($13,443,748) for the three months ended March 31, 2021 compared to total other income $7,350 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company recognized non-cash losses totaling ($10,604,620) related to the conversion of its debt into Common stock. The Company also recognized non-cash losses totaling ($993,715) for the exchange of stock for trade payables. The Company also recognized non-cash losses totaling ($1,735,500) for the conversion of Series A preferred stock into common stock. The Company also recognized a non-cash gain of $211,600, from the settlement of trade accounts payable with Series B preferred stock. Interest expense decreased by $76,452 for the three months ended March 31, 2021 as compared to the same period in 2020. This was due to the significant conversions of debt into common stock during January 2021. The Company recognized a loss of $278,630 from the change in the valuation of its warrant liability for the three months ended March 31, 2021 compared to a gain of $101,993 for three months ended March 31, 2020. The Company also recognized a loss of $21,143 from the change in the valuation of its derivative liability for the three months ended March 31, 2021 compared to a gain of approximately $3,500 for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash of $48,964 and accounts payable and accrued expenses of $1,342,122. For the three months ended March 31, 2021 the Company used $180,438 of cash in operations.

The Company has incurred recurring operating losses since inception as it has worked to bring its SUGARDOWN® product to market and develop BTI-320 and IPOXYN. Management expects such operating losses will continue until such time that substantial revenues are received from SUGARDOWN® or the regulatory and clinical development of BTI-320 or IPOXYN is completed. The Company has approximately $47,000 cash on hand at March 31, 2021. Management is currently seeking additional capital through private placements and public offerings of its common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings as well as collaboration activities in order to fund our operations. The Company was advanced $835,000 through the issuance of 10% notes payable to a related party during 2020. The Company was advanced $220,000 through the issuance of 10% notes payable to a related party during the first quarter of 2021. In addition, the Company was advanced $50,000 through the issuance of 10% notes payable to a related party during the second quarter of 2021. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2021. The future of the Company is dependent upon its ability to obtain continued financing and upon future profitable operations from the partnering, development and clarity of its new business opportunities.

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

As disclosed in our annual report filing for the year ended December 31, 2020, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

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

On October 16, 2019 the Company received a Summons and Complaint filed by Microcap Headlines Inc. against the Company in the Supreme Court of the United States of New York County of Suffolk claiming damages of $18,000 and the costs and disbursements of the action. The Company filed an Answer on November 15, 2019. During January 2021, the Company settled this claim with Microcap Headlines, Inc. for $10,000 which was accrued on the Company’s balance sheet at December 31, 2020.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not aware of any other outstanding or pending litigation.

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During January 2021, the Company issued 132,000 shares of its Series B Preferred Stock in full payment of consulting service accounts payable totaling $343,600.

During January 2021, the Company issued 92,982 shares of its Series B Preferred Stock in full payment of consulting service accounts payable totaling $156,885.

During January 2021, the Company issued 172,982 shares of its Series B Preferred Stock in full payment of trade accounts payable totaling $172,982.

During January 2021, the Company issued 566,000 shares of its Series B Preferred Stock to five parties for consulting services to be performed during the first and second quarters of 2021 related to a potential merger transaction.

Common Stock

During January 2021, the Company issued 75,000,000 shares of its common stocks in exchange for 100% of the outstanding shares of its Series A Preferred Stock.

During January 2021, the Company issued 20,052,000 shares of its common stock to a related party in full payment of a trade accounts payable totaling $20,052.

During January 2021, the Company issued 32,827,636 shares of its common stock to a related party in full payment for past CEO and other consulting services rendered totaling $361,104.

During January 2021, the Company issued 43,860,545 shares of its common stock to a related party in full payment of a loans totaling $404,500 and related accrued interest totaling $77,966.

During January 2021, the Company issued 320,855,533 shares of its common stock to a related party in full payment of loans totaling $2,101,000 and related accrued interest totaling $264,523.

During January 2021, the Company issued 39,836,667 shares of its common stock to a related party in full payment of a loan totaling $200,000 and related accrued interest totaling $42,044.

During January 2021, the Company issued 273,350,500 shares of its common stock to a related party in full payment of convertible loans totaling $1,202,000 and related accrued interest totaling $568,400.

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

BOSTON THERAPEUTICS, INC.

Date: June 14, 2021	By:	/s/ Conroy Chi-Heng Cheng
Conroy Chi-Heng Cheng
Chief Executive Officer