Form 10-Q
period 2021-06-30
Boston Therapeutics, Inc.
filed 2021-10-05
CIK 1473579

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2021

☐ transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________to _______________________

Commission file number 000-54586

BOSTON THERAPEUTICS, inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0801073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Hollis Street, Emeryville, CA	95608
(Address of principal executive offices)	(Zip Code)

(603) 935-9799
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock - $0.001 par value	916,914,554

BOSTON THERAPEUTICS, INC.

(UNAUDITED)

-i-

BOSTON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited) As of June, 30	As of December, 31
	2021	2020
ASSETS
Current assets:
Cash	$3,960,335	$15,098
Accounts receivable	-	821
Prepaid expenses and other current assets	145,312	156,875
Total current assets	4,105,647	172,794
Deposit	60,000	60,000
Property and equipment, net	79,753	65,612
Other long-term assets	121,838	232,065
Total Assets	$4,367,238	$530,471

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,428,129	$898,463
Accrued expenses	830,206	344,065
Accounts payable and accrued expenses, related party	168,706	50,000
Accrued interest	288,164	132,175
Accrued interest, related party	-	1,810,232
Convertible note payable, net of discount	200,000	-
Notes payable, related party	547,821	-
Notes payable marketing	450,000	-
Deferred Revenues	293,523	188,741
Other current liabilities	233,021	313,146
Total current liabilities	4,439,570	3,736,822
Notes payable – net of current portion	-	610,000
Notes payable, related party – net of current portion	-	8,307,000
Secured Promissory Note, net of discount	-	-
Secured Promissory Note, net of discount, related party	1,603,778	-
Other long-term liabilities	402,154	402,154
Total Liabilities	6,445,502	13,055,976

Commitments and Contingencies (Note 7)
Preferred stock; $0.00001 par value, 120,467,864 shares authorized, 0 and 101,015,049 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	40,070,108
Preferred stock B; 1,000,000 shares designated, 963,964 and 0 shares issued and outstanding at June 30, 2021 and December 30, 2020, respectively	963,964	-
Preferred stock C; 1,000,000 and 0 shares issued and outstanding at June 30, 2021 and December 30, 2020, respectively	14,670,633	-

Stockholders’ deficit:
Common stock; $0.00001 par value, 137,000,000 shares authorized, 0 and 743,513 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	7
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 916,914,554 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	916,915	-
Additional paid-in capital	83,484,560	44,727,164
Accumulated deficit	(102,114,336)	(97,322,784)
Total stockholders’ deficit	(17,712,861)	(52,595,613)
Total Liabilities, Preferred Stock Subject to Redemption and Stockholders’ Deficit	$4,367,238	$530,471

The accompanying notes are an integral part of the consolidated financial statements

BOSTON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$-	$(335,859)	$141,778	$358,995

Operating costs and expenses:
Research and development	489,503	1,407,515	1,083,176	2,156,857
Selling, general and administrative expenses	830,967	349,920	1,234,935	798,050
Total operating expenses	1,320,470	1,757,435	2,318,111	2,954,907
Loss from operations	(1,320,470)	(2,093,294)	(2,176,333)	(2,595,912)

Other income (expense):
Interest income	-	-	1	5
Interest expense	(83,280)	(45,828)	(111,924)	(82,807)
Interest expense, related, party	(244,404)	(254,051)	(572,347)	(481,088)
Change in fair value of derivative liability	15,282	-	15,282	-
Change in fair value of warrant liability	438,972	-	438,972	-
Loss on debt modification	-2,385,204	-	(2,385,203)	-
Total income (expense)	(2,258,634)	(299,879)	(2,615,219)	(563,890)

Loss before income taxes	(3,579,104)	(2,393,173)	(4,791,552)	(3,159,802)
Provision for income taxes	-	-	-	-
Net loss	$(3,579,104)	$(2,393,173)	$(4,791,552)	$(3,159,802)

Weighted average number of common shares outstanding – basic and diluted	916,914,554	743,513	916,914,554	743,513

Net loss per common share – basic and diluted	(0.004)	(3.22)	(0.005)	(4.25)

The accompanying notes are an integral part of the consolidated financial statements

BOSTON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six-Months ended June 30, 2021

(Unaudited)

	Stockholders’ Deficit Common Stock		Additional Paid-in	Total Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2020	743,513	$7	$44,727,164	$(97,322,784)	$(52,595,613)	$40,070,108
Stock based compensation	-	-	5,092,248	-	5,092,248
Issuance of Common Shares	813,125	9	23,442	-	23,451
Preferred Stock conversion into common stock	107,032,771	1,070	40,069,037	-	40,070,107	(40,070,108)
Notes payable and accrued interest conversion into common stock	98,890,380	989	10,638,627	-	10,639,616
Preferred Stock C exchange for Nanomix Common Stock	(207,479,789)	(2,075)	(14,668,558)		(14,670,633)	14,670,633
Merge with Boston Therapeutics	916,914,554	916,915	(4,782,604)	-	(3,865,689)	963,964
Loss on debt modification			2,385,204		2,385,204
Net loss	-	-	-	(4,791,552)	(4,791,552)
Balance, June 30, 2021	916,914,554	$916,915	$83,484,560	$(102,114,336)	$(17,712,861)	$15,634,597

NANOMIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six-Months ended June 30, 2020

(Unaudited)

	Stockholders’ Deficit Common Stock		Additional Paid-in	Total Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2019	743,513	$7	$44,465,695	$(91,130,414)	$(46,664,712)	$40,070,108
Stock based compensation	-	-	114,457	-	114,457
Net loss	-	-	-	(3,159,802)	(3,159,802)
Balance, June 30, 2020	743,513	$7	$44,580,152	$(94,290,216)	$(49,710,057)	$40,070,108

The accompanying notes are an integral part of the consolidated financial statements

BOSTON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six-Months Ended
	Ended June, 30
	2021	2020
Cash flows from operating activities:
Net loss	$(4,791,552)	$(3,159,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	17,476	12,347
Stock-based compensation	59,094	41,119
Warrants	33,154	73,338
Discount for issue secured promissory note	500,000	-
Loss on debt modification	2,385,204	-
Change in fair value of derivative liability	(15,282)	-
Change in fair value of warrant liability	(438,972)	-
Leasing	(39,696)	74,470
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	821	-
Prepaid expenses	11,563	(164,984)
Other assets	-	(40,000)
Accounts payable	267,823	506,229
Accrued expenses	(188,342)	8,118
Accounts payable and accrued expenses, related party	168,706	87,500
Accrued Interest	77,506	34,202
Accrued Interest, related party	572,346	481,088
Other liabilities	57,693	9,976
Net cash used by operating activities	(1,322,458)	(2,036,399)

Cash flows from investing activities:
Purchase of property and equipment	(31,617)	(18,676)
Cash received with merge with Boston Therapeutics	63,362	-
Net cash used by investing activities	31,745	(18,676)

Cash flows from financing activities:
Proceeds from notes payable	410,000	250,000
Proceeds from notes payable, related party	302,500	850,000
Proceeds from Secured Promissory Notes	4,500,000	-
Proceeds from borrowing PPP loan	-	402,154
Proceeds from issuance of common stock	23,450	-
Net cash provided by financing activities	5,235,950	1,502,154

Net increase (decrease) in cash	3,945,237	(552,921)

Cash at the beginning of the year	15,098	590,434
Cash at the end of the year	$3,960,335	$37,513

Non-cash investing and financing transactions:
Right-of-use asset obtained in exchange for lease obligations	(110,227)	$(93,230)
Lease liability	149,923	$18,760
Convertible notes payable for accrued expenses	50,000	75,000
Preferred stock conversion into common stock	40,070,108	-

The accompanying notes are an integral part of the consolidated financial statements

BOSTON THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of June 30, 2021 and for the six months ended June 30, 2021 and 2020 is unaudited.

Information as of December 31, 2020 is derived from audited financial statements)

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. On January 26, 2021, Boston Therapeutics, Inc., a Delaware corporation (the “Company”), BTHE Acquisition Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation (“Nanomix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, Merger Sub merged with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). As consideration for the Merger, Company issued to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). Upon the effectiveness of the amendment to our Certificate of Incorporation to effectuate the reverse stock split of one-for-173, all such shares of Preferred Stock issued to Nanomix shareholders shall automatically convert into approximately 35,316,768 shares of common stock of the Company, the warrants to be assumed at closing may be exercisable into approximately 2,100,911 shares of common stock of the Company and the options and restricted stock units to be assumed at closing may be exercisable into approximately 6,070,842 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options to be assumed on the closing date shall represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger. The merger closed on June 4, 2021.See Note 9

Nanomix has developed an advanced mobile Point-of-Care (POC) diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. Our goal is to provide laboratory quality testing for time sensitive medical conditions, at the first point of contact that a patient has with the healthcare system, no matter where that occurs. The Nanomix eLab® system is CE Marked, a 510(k) is currently in process, and Emergency Use Application (EUA) for COVID testing has been submitted to the FDA. Nanomix intends to market and sell this system for the detection and diagnosis of a variety of time sensitive medical conditions.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company currently operates in one business segment focusing on the development of mobile diagnostic tests. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of business or separate business entities.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet realized any significant revenues from its planned operations. The Company had net losses of approximately $4.8 million and $3.2 million for the six-months ended June 30, 2021 and 2020, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the operations of the Company have been funded through the sale of common stock, preferred stock subject to redemption, debt and convertible debt, and derived revenue from contract research and development services. Management believes that its existing working capital is insufficient to fund the Company’s operations for the next twelve months. As a result, the Company will need to raise additional capital to fund its operations and continue to conduct activities that support the development and commercialization of its products. Management intends to raise additional funds by way of public or private offering and continued contract research and development services. Management cannot be certain that additional funding will be available on acceptable terms, or at all to the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or an acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

The consolidated financial statements do not include any adjustments that might be necessary if Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and these differences may be material. The more significant estimates and assumptions by management include among others: recoverability of long-lived assets, accrued liabilities, the valuation allowance of deferred tax assets resulting from net operating losses and the valuation of the Company’s common stock, preferred stock, warrants and options on the Company’s common stock.

Revenue Recognition

Revenues are derived from three sources:

●	Net product sales,

●	R&D revenue, and

●	License and Royalty revenue

The Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

Product Revenue

Revenue from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon tendering the product to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Freight and distribution activities on products are performed when the customer obtains control of the goods. The Company has made an accounting policy election to account for shipping and handling activities that occur either when or after goods are tendered to the customer as a fulfillment activity, and therefore recognizes freight and distribution expenses in cost of product sales. The Company excludes certain taxes from the transaction price (e.g., sales, value added and some excise taxes).

The Company’s contracts with customers may include promises to transfer products or services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. SSP is directly observable, and the Company can use a range of amounts to estimate SSP, as it sells products and services separately, and can determine whether there is a discount to be allocated based on the relative SSP of the various products and services, for the various geographies.

The Company’s payment terms vary by the type and location of the Company’s customer and products or services offered. Payment terms differ by jurisdiction and customer, but payment is generally required in a term ranging from 30 to 60 days from date of shipment or satisfaction of the performance obligation. From time to time the Company may receive prepayment from customers for products to be manufactured or component materials to be procured and shipped in future dates. Customer payments in advance of the applicable performance obligation are deferred and recognized when the product has been tendered to the customer.

R&D Revenue

All contracts with customers are evaluated under the five-step model described above. The company recognizes income from R&D milestone-based contracts when those milestones are reached and non-milestone contracts and grants when earned. These projects are invoiced after expenses are incurred. Any projects or grants funded in advance are deferred until earned.

License and Royalty Revenues

The Company receives royalty revenue on sales by its licensee of products covered under patents that the Company owns. License Revenues are recorded based on the achievement of contract milestones. Royalty revenue is based on estimates of the sales that occurred during the relevant period as a component of license and royalty revenue. The relevant period estimates of sales are based on interim data provided by the licensee and analysis of historical royalties that have been paid to the Company, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenue are adjusted for in the period in which they become known, typically the following quarter. Historically, the Company has not recorded any royalty revenue and has not received any royalties from its licensee.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2021, the Company places all of its cash and with one financial institution. Such funds are insured by The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time; however, the Company has not experienced any such losses. At June 30, 2021 and December 31, 2020 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at June 30, 2021 and December 31, 2020.

Property and Equipment

Property and equipment are carried at cost and depreciated or amortized using a straight-line basis over the estimated useful lives of assets, as follows:

Computer equipment	3 years
Office furniture and equipment	5 years
Laboratory equipment	4 years
Manufacturing equipment	5 years

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the respective lease on a straight line basis.

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company will assess the recoverability of property and equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company follows a more-likely than -not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

The company assesses the realizability of its net deferred tax assets on an annual basis. If, after considering all relevant positive and negative evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized, the Company will reduce the net deferred tax assets by a valuation allowance. The realization of the net deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

The Company has no uncertain tax positions at any of the dates presented.

Foreign Currency Translation

The Company derives a portion of its revenue from foreign countries, but customers pay in U.S. Dollars. Therefore, no adjustments are required in the accompanying consolidated financial statements for foreign currency transactions.

Research and Development Costs

The Company expenses the cost of research and development as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other externa costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather when payment is made, in accordance with ASC 730, Research and Development.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs ( Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company had no assets or liabilities which were measured at fair value on a nonrecurring basis during the reporting periods.

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at June 30, 2021 and December 31, 2020.

The current assets and current liabilities reported on the Company’s balance sheets are estimated by management to approximate fair market value due to their short-term nature.

Employee Stock-based Compensation

Stock-based compensation issued to employees and members of the Company’s Board of Directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-choles option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s Statements of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements.

Stock-Based Compensation Issued to Non-employees

Common stock issued to non-employees for acquiring goods or providing services is recognized at fair value when the goods are obtained or over the service period, which is generally the vesting period. If the award contains performance conditions, the measurement date of the award is the earlier of the date at which a commitment for performance by the non-employee is reached or the date at which performance is reached. A performance commitment is reached when performance by the non-employee is probable because of sufficiently large disincentives for nonperformance.

Earnings per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options, warrants, convertible preferred stock and other rights during the period.

For the period ended June 30, 2021, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements Affecting the Company:

Recently Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The accounting guidance sets out a five-step approach to revenue recognition. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. The Company adopted the ASU 2014-09 (Topic 606) effective January 1, 2019.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” which amends existing accounting standards for leases. The ASU requires lessees to recognize most leases on their balance sheet as a lease liability with a corresponding right-of-use asset. Right-of-use assets and lease liabilities are recorded at the present value of minimum lease payments. The Company adopted the ASU effective January 1, 2019. We recognized a $121,838 right-of-use asset and $163,223 related lease liability as of June 30, 2021 and $232,065 right-of-use asset and $313,146 related lease liability as of December 31, 2020 for our operating lease. For our operating lease, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities. See Note 8 for further details regarding Nanomix’s leases.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. This guidance had no effect on the Company’s consolidated financial statements upon adoption in 2021.

NOTE 4 – REVENUE

Deferred Revenue

The company recognizes income from R&D milestone-based contracts when those milestones are reached and non-milestone contracts and grants when earned. These projects are invoiced after expenses are incurred. Any projects or grants funded in advance are deferred until earned.

From time to time the Company may receive prepayment from customers for products to be manufactured or component materials to be procured and shipped in future dates. Customer payments in advance of the applicable performance obligation are deferred and recognized in accordance with ASC 606.

As of June 30, 2021 and December 31, 2020, there were $293,523 and $188,741 unearned advanced revenues, respectively.

Disaggregation of Revenue

The following table disaggregates total revenues for the periods ending June 30, 2021 and 2020:

	Six-Months ended
	June 30, 2021	June 30, 2020
Net Product sales	$-	$47,904
R&D revenue	-	-
Government grant income	141,778	311,091
License and royalty revenue	-	-
	$141,778	$358,995

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	As of June 30,	As of December 31,
	2021	2020
Computer Equipment &Office Equipment	$20,730	$16,511
Lab Equipment	294,578	294,578
Manufacturing Equipment	140,792	113,393
Furniture and fixtures	14,370	14,370
Leasehold Improvements	20,232	20,232
Total property and equipment	490,702	459,084
Accumulated depreciation	(410,949)	(393,472)
Total property and equipment, net of accumulated depreciation	$79,753	$65,612

Depreciation expense was $17,476 and $12,347 for the six months ended June 30, 2021 and 2020.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Convertible Note payable, net of discount

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

Convertible notes payable balance was $200,000 as of June 30, 2021.

Notes Payable

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2020 and December 31, 2019, the balance of the notes payable to Dr. Platt totaled $277,821 and are included Notes payable.

During 2021 the company issued notes payable for a total amount of $270,000 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a former director of Boston Therapeutics. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable after one year. Interest accrues on the CJY Note at the rate of 10% per annum. Accrued interest $9,889 and $0 was included into accrued interest balance as of June 30, 2021 and December 31, 2020, respectively.

Note Payable Marketing

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

As compensation, the Company will provide Level Brands with the following:

●	A marketing fee of $850,000, for development of video content and an electronic press kit which will be used ongoing to support product marketing. This fee is paid with a promissory note of $450,000 and a number of shares of stock of the Company valued at $400,000, based on the closing price on the day prior to the effective date;

●	Quarterly fees for the first two years of up to $100,000 and issuance of 100,000 shares each quarter, based on sales volumes. The Company has the right to make all the stock payments in cash; and

●	a royalty of 5% of the gross licensed marks sales up to $10,000,000, 7.5% royalty on sales from $10,000,000 to $50,000,0000 and 10% on sales over $50,000,000,payable monthly as well as a 1% of all revenue for all Company products as of the date hereof.

The Note Payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at June 30, 2021 and December 31, 2020 totaled $108,493 and $0, respectively.

As of June 30, 2021, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at June 30, 2021. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

Level Brands sued the Company for non-performance under the contract. The matter was taken to arbitration with both parties claiming nonperformance under the contract. In October 2019, the arbitration was dismissed without prejudice.

Convertible Note Payable

From 2018 to June 3, 2021, the Company issued a total of $8.7 million of unsecured notes payable to investors including $7.7 million to related parties. These notes bear interest at a rate of 15% per annum and include a common stock warrant equal to 30% of the face value of the note. The outstanding principal, and accrued but unpaid interest on the notes converts into fully paid and non-assessable shares of Special Preferred Stock at a price of $0.32276 per share in a Qualified Investment. In the event of conversion not in conjunction with a Qualified Investment, the notes convert at $0.10759. As of June 3, 2021 and December 31, 2020, the Company had $1,960,116 and $1,429,327 interest accrued, respectively.

On June 4,2021 as a part of merger, the principal amount and accrued interest were converted into 98,890,380 shares of Common Stock, fully converting the notes and accrued interest as of 06/30/2021. The principal and accrued interest were converted per the terms of the agreement as such no gain or loss was recognized. The merger did not meet the Qualified Investment criteria.

Note Payable and Senior Secured Convertible Notes

In May 2018, the Company issued a secured note payable to a related party for a total amount of $1.0 million with a 90-day maturity. The maturity date of this note was extended by mutual agreement with the note holder and the note was outstanding until June 25, 2021. As of June 25,2021, and December 31, 2020, the Company has $603,778 and $510,444 interest accrued respectively.

On June 25, 2021, the Company and the $1.0 secured million note payable Holder entered into exchange agreement, whereby the company issued the Holder a Senior Secured Convertible Note in the principal amount of $1,603,778 with a maturity date of June 18, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 134,771,261 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of June 30, 2021, the note balance was $1,603,778.

On June 25, 2021, the Company and Gold Blaze Limited Vistra Corporate Services entered into exchange agreement, where the company issued the Gold Blaze Limited Vistra Corporate Services Senior Secured Convertible Note in the principal amount of $500,000 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 42,016,807 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $500,000. As of June 30, 2021, the note was shown net of unamortized discount of $0.

In June 25, 2021, the Company issued a Senior Secured Convertible Note to HT Investment MA LLC for a principal amount $5.0 million and maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 420,168,067 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $4,500,000. Funds received were $4,500,000 net of an original issue discount of $500,000. As of June 30, 2021, the note was shown net of unamortized discount of $0.

Paycheck Protection Program (PPP Loan)

On May 5, 2020, the Company received a U.S. Small Business Administration Loan under the Paycheck Protection Program (PPP Loan) primarily for payroll costs related to the COVID-19 crisis in the amount of $402,154. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date is twenty-four (24) months from the date of the funding of the loan. Pursuant to the terms of the PPP Loan, the Company may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred by the Company during the 8-week period (or any other period that may be authorized by the U.S. Small Business Association) beginning on the date of first disbursement of the loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 25% of the amount forgiven can be attributable to non-payroll costs. The Company has applied for forgiveness of the full loan amount, and the payments are currently in a deferred and not due status. As of June 30, 2021 and December 31, 2020, the Company has $4,639 and $2,636 interest accrued, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Preferred Stock

Preferred Stock

The following table represents a Preferred Stock by Series as of December 31, 2020:

Convertible Preferred Stock	Issued and outstanding shares	Issue price	Outstanding value
Series AA (Authorized: 1,045,650):	1,045,650	$1.15	$1,202,497.50
Series BB (Authorized: 22,120,639):	22,120,639	0.08111	1,794,205.03
Series CC (Authorized: 13,761,489):	13,761,489	0.46175	6,354,367.55
Series DD (Authorized: 45,000,000):	33,790,975	0.61971	20,940,605.12
Series EE-1 (Authorized: 17,000,000):	14,030,343	0.32276	4,528,433.51
Series EE-2 (Authorized: 18,000,000):	16,265,953	0.32276	5,249,998.99
	101,015,049		$40,070,107.70

On June 4, 2021, as consideration for the Merger, the Company converted 101,015,049 shares of preferred stock into 107,032,771 shares of common stock:

Convertible Preferred Stock	Preferred stock shares Outstanding	Conversion Ratio	Common Stock Shares Outstanding
Series AA:	1,045,650	1.2220	1,277,784
Series BB:	22,120,639	1.0000	22,120,639
Series CC:	13,761,489	1.0823	14,894,060
Series DD:	33,790,975	1.1377	38,443,992
Series EE-1:	14,030,343	1.0000	14,030,343
Series EE-2:	16,265,953	1.0000	16,265,953
Total Preferred Stock:	101,015,049		107,032,771

Series B

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

As of June 30, 2021, the Company has 963,964 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by paying the monetary value in cash upon a liquidation event due to the liquidation preferences of the Series B Preferred Stock based upon its designation.

Series C

As consideration for the Merger, the Company issued to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). Upon the effectiveness of the amendment to our Certificate of Incorporation to effectuate the reverse stock split of one-for-173, all such shares of Preferred Stock issued to Nanomix shareholders shall automatically convert into approximately 35,316,768 shares of common stock of the Company.

The Series C preferred stock shares are accounted for outside of permanent equity due to the terms of cash-redemption features.

Research and Development Arrangement

In April of 2020, the Company received a BARDA fixed price, cost sharing contract for development and EUA filing of COVID-19 Anitbody and Antigen tests on the Nanomix eLab platform. The total amount of the milestone-based contract was $569,647. As of June 30, 2021, the full amount of $569,467 had been received under the contract.

Employments Agreements

The Company does not have Employment Agreements with any employees. All employees are employed under “at will” arrangements without guarantees or separation arrangements.

Leases

The Company leases its facility under sublease agreement. The Sublease term is from November 19, 2019 to December 15, 2021. The sublease agreement cannot be extended beyond this date. Rent expense is recognized on a straight-line basis over the lease term. The company incurred rent expense, which is included as part of selling, general and administrative expenses, of $138,712 and $127,989 for the six months ended June 30, 2021 and 2020, respectively. See details at Note 8.

Legal

The Company is not currently involved in any legal matters in the normal course of business. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim and legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigations.

NOTE 8 – LEASES

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of June 30, 2021 and December 31, 2020, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet	June 30,	December 31,
	Classification	2021	2020

Right-of-use assets	Other long-term assets	$121,838	$232,065
Current lease liabilities	Other current liabilities	163,223	313,146
Non-current lease liabilities	Other long-term liabilities	0	0

As of June 30, 2021, our maturities of our lease liability are as follows:

2021	$170,480
Total	$170,480
Less: Imputed interest	-7,257
Present value of lease liabilities	$163,223

NOTE 9 – BUSINESS COMBINATION

On June 4, 2021, the Company consummated the Business Combination with Nanomix, Inc pursuant to the agreement between Nanomix, Inc and Boston Therapeutics, Inc (the Merger Agreement”). Pursuant to ASC 805, for financial accounting and reporting purposes, Nanomix, Inc was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Acordingly, the Business Combination was treated as the equivalent of the Nanomix, Inc issuing stock for the net assets of Boston Therapeutics, Inc, accompanied by a recapitalization. The net assets of Boston Therapeutics, Inc were stated at historic costs, with no goodwill or other intangible assets recorded, and are consolidated with Nanomox, Inc’s financial statements on the Closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been adjusted as shares reflecting the exchange ration established in the Merger Agreement.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2020, the Company was authorized to issue 137,000,000 shares of common stock with a par value of $0.00001 per share, and 743,513 common shares were issued and outstanding.

On January 25, 2021, the Company issued 210,000 common shares for option exercise with exercise price $0.01 per share

On February 11, 2021, the Company issued 603,125 common shares for option exercise with average exercise price $0.0354 per share.

On June 4, 2021, as consideration for the Merger, the Company:

●	converted 101,015,049 shares of preferred stock into 107,032,771 shares of common stock;

●	converted $10,639,615.96 of notes payable and accrued interest into 98,890,380 shares of common stock with conversion rate 0.10759;

●	exchanged all outstanding 207,479,789 shares of common stock for newly created 1,000,000 shares Series C Convertible Preferred Stock;

As of June 30, 2021, the Company has a total of 916,914,554 common shares issued and outstanding with a par value of $0.001.

NOTE 11 – WARRANTS

As described in Note 6, pursuant to issuance convertible notes payable to investors, the Company issued warrants to purchase an aggregate of 8,067,441 shares of the Company’s Common Stock at an exercise price $0.01 per share during 2018 - 2021. The Company has recognized an expense for these services within interest expense in the accompanying Statements of Operations in the years of warrants issuance of approximately $33,154 and $48,605 for the six months ended June 30, 2021 and 2020, respectively.

On September 1, 2018, the Company issued warrant to investor to purchase an aggregate of 3,100,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share.

On January 3, 2020, the Company issued warrants to Fastnet Advisors, LLC. to purchase an aggregate of 569,308 shares of the Company’s Common Stock at an exercise price of $0.01 per share. On December 14, 2020, the Company issued warrants outside consultant to purchase an aggregate of 600,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations in the year of warrants issuance of approximately $24,733 for the six months ended June 30, 2020.

On June 25, 2021, the Company issued warrants to investor to purchase an aggregate of 134,771,261 shares of the Company’s Common Stock at an exercise price of $0.01190 per share (refer to Note 8). On June 25, 2021, the Company issued warrant to Gold Blaze Limited Vista Corporate Services to purchase an aggregate of 42,016,807 shares of the Company’s Common Stock at an exercise price of $0.01190 per share. On June 25, 2021, the Company issued warrant to HT Investments MA LLC to purchase an aggregate of 420,168,067 shares of the Company’s Common Stock at an exercise price of $0.01190 per share. The Company has recognized a debt discount $5,000,000 for the beneficial conversion feature as a debt discount in the accompanying Consolidated Balance sheet statements for six month period ended June 30, 2021.

As of June 30, 2021 all warrants remain outstanding.

The following represents a summary of the Warrants outstanding at June 30, 2021, and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	11,627,995	$0.01
Granted with exercise price $0.01	708,754	0.01
Exercised/Expired/Forfeited	-
Outstanding at June 4, 2021	12,336,749	$0.01
Converted during merge	363,457,686	0.000339427
BTHE warrants	38,458,320
Granted after merge	596,956,135	0.01190
Exercised/Expired/Forfeited	-
Outstanding at June 30, 2021	998,872,141	0.00724
Exercisable at June 30, 2021	998,872,141	$0.00724

NOTE 12 – STOCK-BASED COMPENSATION

Terms of the Company’s share-based on compensation are governed by the Company’s 2010 Equity Incentive Plan (“the 2010 Plan”). The 2010 Plan permits the Company to grant non-statutory stock options, incentive stock options, restricted stocks, and stock purchase rights to the Company’s employees, outside directors and consultants; however incentive stock options may only be granted to the Company’s employees. As of June 30, 2021, the maximum aggregate number of shares of common stock that may be issued is 19,410,000 shares under the 2010 Plan, subject to adjustment due the effect of any stock split, stock dividend, combination, recapitalization or similar transaction. The exercise price for each option is determined by the Board of Directors, but will be (i) in the case of an incentive stock option, (A) granted to an employee who, at the time of grant of such option, is a 10% Holder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2010 Plan shall vest as determined by the Board of Directors but shall not exceed a ten-year period.

Options Issued to Directors and Employees as Compensation and to Nonemployees for Services Received

Pursuant to the terms of the 2010 Plan, from 2010 to 2020, the Company has granted an aggregate of 29,481,000 options to its executive officers and employees of the Company and to Nonemployees for Services Received. Of these, 15,146,000 options were exercised or forfeited and 14,335,000 remain outstanding as of December 31, 2020. The exercise prices of these grants, as determined by the Company’s Board of Directors, were $0.01 to $0.08 per share.

During six-months ended June 31, 2021, the Company granted an aggregate of 1,530,000 options to purchase the Company’s common stock to its executive officers and employees of the Company and to Nonemployees for Services Received. During six-months ended June 31, 2021, 695,000 options were exercised or forfeited, and 15,170,000 options remain outstanding. The exercise prices of these option grants, as determined by the Company’s Board of Directors, was $0.05 per share. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations of approximately $59,094 and $41,119 for six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $122,266 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.65 years.

Stock-based Compensation Summary Tables

The following table represents a summary of the options granted to employees and non-employees outstanding at June 30, 2021 and changes during the period then ended:

			Total
		Weighted Average	Weighted Average
	Options	Exercise Price	Intrinsic Value	Remaining Life
Outstanding at December 31, 2020	14,335,000	$0.04	$0.01	6.81
Granted	1,530,000	0.05	-	8.67
Exercised/Expired/Forfeited	(695,000)	(0.05)	-	-
Outstanding at June 30, 2021	15,170,000	$0.04	$0.01	5.81
Exercisable at June 30, 2021	12,126,273	$0.04	$0.01	4.70
Expected to be vested	3,043,727	$0.05	$0.00	7.86

NOTE 13 – WARRANTS AND OPTIONS VALUATION

The Company calculates the fair value of warrant and stock-based compensation awards granted to employees and nonemployees using the Black-Scholes option-pricing method. If the company determinates that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by regulators, the fair value calculated for the Company’s stock options could change significantly. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense to non-employees determined at the date of grant. Stock-based compensation expense to non-employees affects the Company’s selling, general and administrative expenses and research and development expenses.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the periods ended June 30, 2021 and 2020 are set forth below:

	For the period ended
	June 30, 2021	June 30, 2020
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.97% - 127.15%	54.97% - 121.02%
Risk-free rate	0.70% - 2.82%	0.61% - 2.82%
Term of options	5 - 10	5 - 10
Stock price	$0.05	$0.05

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. As the Company’s common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasure notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on the Company’s common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company also estimates a forfeiture rate to calculate the stock-based compensation for the Company’s equity awards. The Company will continue to use judgement in evaluating the expected volatility, expected terms and forfeiture rates utilized for the Company’s stock-based compensation calculations on a prospective basis.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had a secured note payable to Mr. Garrett Gruener, its investor, with a balance of $1,000,000 at June 25, 2021 and December 31, 2020. The note and related accrued interest of $603,778 were exchanged for an equal amount of Convertible Equity in the June 25, 2021 financing. As a result of the exchange as part of the merger, the Company issued a senior secured convertible note to Mr. Garrett Gruener, its investor, with a principal amount of $1,603,778 and 134,771,261 2-year warrants exercisable at $0.0119. As an incentive to enter into the agreement, the noteholder was also granted 134,771,261 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of June 30, 2021, the note balance was $1,603,778 (see Note 6).

The Company had convertible notes payable to: Mr. Gruener, its investor, with a total balance of $6,182,000 as of December 31, 2020; Mr. Fiddler, its investor, with a total balance of $950,000 as of December 31, 2020; and Mr. Ludvigson, its Chief Executive Officer, with a total balance of $175,000 as of December 31, 2020. See Note 6 for detailed disclosure of this related party debt, including interest rates, terms of conversion and other repayment terms. The notes and accrued interest were exchanged for Preferred Series C shares as part of the merger.

The Company had accrued salary payable to Mr. Ludvigson, its Chief Executive Officer, with a total balance of $50,000 and $50,000 as of June 30,2021 and December 31, 2020, respectively.

Included in the account payable and accrued expenses at June 30, 2021 and December 31, 2020 are amounts due shareholders, officers and directors of the Boston Therapeutics in the amounts of $118,707 and $0, respectively.

The summary of related party balances as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Account payable and accrued expenses, related party:
Mr. Ludvigson	50,000	50,000
Loraine Upham	11,995	-
David Platt	4,399	-
S. Colin Neill	73,750	-
Stephen A. Spanos	2,450	-
Upham Bioconsulting, LLC	6,113	-
Uphambc Consulting	20,000	-
	$168,707	$0

Accrued interest, related party:
Mr. Gruener	0	1,667,203
Mr. Fiddler	0	127,788
Mr. Ludvigson	0	15,241
	$0	$1,810,232

Notes payable, related party – net of current portion:
Mr. Gruener	0	7,182,000
Mr. Fiddler	0	950,000
Mr. Ludvigson	0	175,000
	$0	$8,307,000

Senior Secured Convertible note, related party:
Mr. Gruener	1,603,778	-
	$1,603,778	$0

NOTE 15 – INCOME TAXES

The Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB, and any related interpretations of those standards sanctioned by the FASB. Accordingly, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

At the date the financial statements were available to be issued, the federal and state income tax returns for the year ended December 31, 2020 have not been filed by the company.

As of December 31, 2019, the Company has federal and state net operating loss carryforward of approximately 91.0 million and $55,7 million available to reduce future taxable income, if any, for Federal and state income tax purposes. The Company experienced a Section 382 change of ownership in connection with the merger in 2021, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of June 30, 2021 and December 31, 2020, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

The company’s major tax jurisdictions are the United States and California. All of the Company’s tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. As of December 31, 2020, the tax years beginning after 2017 and 2016 remain subject to examination by US Federal and Californian authorities. However, net operating losses carried forward are subject to examination in the tax year utilized.

NOTE 16 – EMPLOYEE BENEFIT PLAN

The company established a 401(k) tax deferred saving plan, which permits participants to make contributions by salary deduction pursuant to Section401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the plan. The Company is responsible for administrative cost of the Plan. As of June 30, 2021, the Company has made no contributions to the plan since its inception.

NOTE 17 – SUBSEQUENT EVENTS

In conjunction with the merger, Boston Therapeutics entered into a Convertible Equity arrangement to issue $8.3 million in secured Notes for a related a net cash investment of $5.8 million. The Company has received $4.5 million of net cash to date and expects to receive the remaining $1.3 million in the Third Quarter of 2021.

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 as of the date of the report, and believes there are no additional subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS

This report, including exhibits that are being filed as part of this report, as well as other statements made by Boston Therapeutics, Inc. (“Boston Therapeutics”, the “Company”, “we”, “us”, and “our”), contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

These forward-looking statements include such things as: investment objectives and the Company’s ability to make investments in a timely manner on acceptable terms; references to future success of the Company’s products; the Company’s business strategy; estimated future capital expenditures; sales of the Company’s products; competitive strengths and goals; and, other similar matters.

These forward-looking statements reflect the Company’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Company’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, the following: ability to develop, commercialize and market new products; ability to market and sell products, whether through an internal, direct sales force or third parties; ability to manufacture products in accordance with applicable specifications, performance standards and quality requirements; ability to obtain, and timing and cost of obtaining, necessary regulatory approvals for new products or new indications or applications for existing products; ability to comply with applicable regulatory requirements; ability to effectively resolve warning letters, audit observations and other findings or comments from the FDA or other regulatory entities; changes in relationships, including disputes or disagreements, with strategic partners or other parties and reliance on strategic partners for the performance of critical activities under collaborative arrangements; competing products and technology changes; reduction or deferral of public funding available to customers; competition from new or better technology or lower cost products; market acceptance of our products; changes in market acceptance of products based on product performance or other factors, including changes in testing guidelines, algorithms or other recommendations by the Centers for Disease Control and Prevention and other agencies; ability to fund research and development and other products and operations; ability to obtain and maintain new or existing product distribution channels; reliance on sole supply sources for critical products and components; ability to reach and maintain sustained profitability; uncertainty relating to patent protection and potential patent infringement claims; uncertainty and costs of litigation relating to patents and other intellectual property; availability of licenses to patents or other technology; obstacles to international marketing and manufacturing of products; ability to sell products internationally, including the impact of changes in international funding sources and testing algorithms; adverse movements in foreign currency exchange rates; loss or impairment of sources of capital; ability to attract and retain qualified personnel; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; customer consolidations and inventory practices; equipment failures and ability to obtain needed raw materials and components; the impact of terrorist attacks and civil unrest; changes in laws or regulations; global and regional economic conditions; and general political, business and market conditions.

Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, these are only assumptions, and forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Investors are cautioned that forward-looking statements may not be reliable and speak only as of the date they are made and that, except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances. All subsequent written or oral forward-looking statements attributable to the Company or to individuals acting on its behalf are expressly qualified in their entirety by this section.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose any material non-public information or other confidential commercial information to securities analysts unless and until we have made it publicly available. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Overview

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,”.

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company as of June 30, 2021.

Our MD&A is presented in six sections:

●	Executive Overview

●	Consolidated Results of Operations

●	Liquidity and Capital Resources

●	Recent Developments

●	Significant Accounting Policies and Critical Accounting Estimates

●	Recently Issued Accounting Pronouncements

Executive Overview

On January 26, 2021, Boston Therapeutics, Inc., a Delaware corporation (the “Company”), BTHE Acquisition Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation (“Nanomix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The merger closed on June 4, 2021.

The Company issued to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). Upon the effectiveness of the amendment to our Certificate of Incorporation to effectuate the reverse stock split of one-for-173, all such shares of Preferred Stock issued to Nanomix shareholders shall automatically convert into approximately 35,316,768 shares of common stock of the Company, the warrants to be assumed at closing may be exercisable into approximately 2,100,911 shares of common stock of the Company and the options and restricted stock units to be assumed at closing may be exercisable into approximately 6,070,842 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options to be assumed on the closing date shall represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger.

The Closing of the merger effectuated a change in control of the Company. As a result of the Closing, the Nanomix shareholders own approximately 80.0% of the Company’s issued and outstanding common stock on a fully diluted basis assuming full conversion of the Series C Preferred Stock. As Nanomix is now the controlling management party, financial statements are consolidated based on the historical results of operations for Nanomix and the combined balance sheets of the entities. The Company intends to change its name to Nanomix Corporation and also will change its ticker symbol in the near future.

Our Business

Nanomix, Inc, is a development stage company that seeks to develop, manufacture, and commercialize point-of-care diagnostic tests that are used to detect or monitor diseases. The Company’s product development efforts are focused on our proprietary technology, a novel point-of-care diagnostic platform that offers certain customer advantages as compared to other point-of-care diagnostic technologies. Nanomix, Inc. was originally formed in 2001 as a nanotechnology sensor company. In 2009, ownership changed and the business was redirected to development and commercialization of a mobile point-of-care diagnostic platform.

Business Strategy

The healthcare market is rapidly evolving to incorporate a decentralized system of care delivery within a broad spectrum of environments: the emergency department, skilled nursing facilities, elderly homes, urgent care centers, ambulances, and remote locations. While hospital central laboratories currently are the gold standard of clinical testing, a mobile diagnostic platform offering high-quality testing results at affordable prices is needed to serve the decentralized testing requirements. The Nanomix eLab System is specifically designed to meet this evolving market need. The system includes a durable, handheld, rechargeable battery powered instrument and a disposable multiplex, microfluidic test cartridge. Proprietary biosensors deliver laboratory-quality performance wherever the patient or healthcare provider needs it, including a wide range of testing environments outside the hospital. The Nanomix eLab System is well suited for markets that include pre-hospital assessment, chronic medical care, and post-hospital disease management, as well as use in remote locations far from traditional centers of health care delivery. Whether in an Emergency Department, an Urgent Care facility, a skilled nursing facility or on an ambulance, the Nanomix eLab System is designed to help mobile health providers to quickly assess a patient’s condition and intervene with a higher level of care when necessary.

Our initial product development focus is on testing for critical medical conditions where rapidly available information is needed to help inform clinical decision making. The Nanomix S1 Assay Panel is designed to provide information about critical infections, including sepsis, in approximately 10 minutes. The S1 Assay Panel has received CE marking. Future product development efforts for other critical conditions are planned for development.

Results of Operations

Results of operations for the six months ended June 30, 2021 and 2020

The results of operations for the six months ended June 30, 2021 and 2020 were as follows:

BOSTON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended
	June 30,
	2021	2020

Revenues	$141,778	$358,995

Operating costs and expenses:
Research and development	1,083,176	2,156,857
Selling, general and administrative expenses	1,234,935	798,050
Total operating expenses	2,318,111	2,954,907
Loss from operations	(2,176,333)	(2,595,912)

Other income (expense):
Interest income	1	5
Interest expense	(111,924)	(82,807)
Interest expense, related, party	(572,347)	(481,088)
Change in fair value of derivative liability	15,282	-
Change in fair value of warrant liability	438,972	-
Loss on debt modification	(2,385,203)	-
Total income (expense)	(2,615,219)	(563,890)

Loss before income taxes	(4,791,552)	(3,159,802)
Provision for income taxes	-	-
Net loss	$(4,791,552)	$(3,159,802)

Total Revenues

Total net revenues during the six months ended June 30, 2021 were $142 thousand, a decrease of $217 thousand compared to the first six months of 2020. The decrease in total net revenues was attributable to a reduction of COVID-19 development funding received from BARDA. The BARDA funding began in 2020 and the project funding was completed earlier in 2021. There was no appreciable product related revenue in either period.

Research and Development

This category includes costs incurred for product and process development, and clinical & regulatory affairs. Costs for the six months ended June 30, 2021 were largely related to the development and clinical trials of two assays for COVID-19. Costs in the six months ended June 30, 2020 were related to the development of the S1 Assay Panel and development work on the COVID-19 program. All development efforts were for development of the eLab platform.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) for the first six months of 2021 increased by $437 thousand from the same period in 2020. The increase was due to establishment of a sales and marketing function in 2021 and increased general and administrative costs in 2021 mainly from legal and accounting costs related to the merger.

Other Income (Expense)

Other Income (Expense) is primarily composed of loss on debt modification of $2,385 thousand for the six months of 2021 resulting from the exchange of a Nanomix secured Note and related accrued interest for a Senior Secured Convertible Note as part of the merger. Interest expense of $684 thousand in the first six months of 2021 and $564 thousand for the first six months of 2020 are related to issued Secured Notes and Unsecured Convertible Notes used to fund the Company’s operations. These Notes and accrued interest were converted to Preferred Series C stock as part of the merger.

Net Loss

The Net Loss for the six months ended June 30, 2021 was $4.792 million versus $3.160 million for the same period in 2020. The increased loss was largely due to the loss on debt modification offset by decreased operating expenses of $637 thousand and the change in the fair value of warrant and derivative liabilities.

Liquidity and Capital Resources

Overview

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

On June 25, 2021, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company issued senior secured convertible notes in an aggregate principal amount of approximately $8.4 million for an aggregate purchase price of approximately $7.9 million. Immediately prior to the execution of the agreement described above, we entered into exchange agreements with the holders of outstanding promissory notes with an aggregate principal amount, together with accrued but unpaid interest, of approximately $2.1 million. The holders of the outstanding promissory notes were issued senior secured notes in the financing described above for an aggregate principal amount of $2.1million. In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of approximately708.8 million shares of Common Stock (collectively, the “Warrants”). The Company will receive approximately $5.8 million in funding from the transaction.

Cash Flows

As of June 30, 2021, the Company had cash and equivalents of $3.96 million compared to $38 thousand as of June 2020 and outstanding debt of $2.0 million compared to $7.5 million in the same quarter of 2020. An additional $1.3 million from the sale of notes is held in escrow per investor agreements. The Company expects to receive these funds in September of 2021.

Cash used in operating activities during the six months ended June 30, 2021 was $1.322 million. The net loss of $4.792 million for the first six months of 2021 was offset by loss on debt modification $2,385 thousand, an increase in accrued interest of $650 thousand and an increase in accounts payable of $375 thousand.

Cash provided by financing activities during six month ended June 30, 2021 of $5.2 million was primarily related to proceeds from the sale of Senior Secured Convertible notes and convertible debt issuances used to fund company operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

In June 2021, the Company completed a merger with Boston Therapeutics, a publicly held entity. The Company is the majority shareholder of the resulting entity. As part of the merger agreement, substantially all of the Company’s debt has been converted to equity in the merged entity. In addition, and in conjunction with the merger, Boston Therapeutics entered into a Convertible Equity arrangement, issuing $8.3 million in secured Notes and a related cash investment of $5.8 million. $4.5 million of this was received in the second quarter. The remainder of $1.3 million is expected to be received in the third quarter.

Significant Accounting Policies and Critical Accounting Estimates

Significant accounting policies are described in Note 3 – Significant Accounting Policies to the audited consolidated financial statements included herein. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

●	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

●	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

The following listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. There have been no significant changes in our critical accounting estimates during the year ended December 31, 2020.

Revenue Recognition

For certain contracts, we recognize revenue from R&D, milestone and grant revenues when earned. Grants are invoiced after expenses are incurred, as that is the depiction of the timing of the transfer of services. Performance obligations generally follow the major phases of product development processes: design feasibility & planning, product development & design optimization, design verification, design validation & process validation, and pivotal studies. Further details regarding revenue recognition are document at Note 3(b) – Summary of Significant Accounting Policies: Revenue Recognition to the Unaudited Condensed Consolidated Financial Statements.

Stock-Based Compensation

We recognize the fair value of equity-based awards as compensation expense in our statement of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This valuation model’s computations incorporate highly subjective assumptions, such as the expected stock price volatility and the estimated life of each award. The fair value of the options, after considering the effect of expected forfeitures, is then amortized, generally on a straight-line basis, over the related vesting period of the option.

Research & Development Costs

Research and development activities consist primarily of new product development, continuing engineering for existing products, and regulatory and clinical trial costs. Costs related to research and development efforts on existing or potential products are expensed as incurred.

Accounts Receivable

No allowance has been provided for uncollectible accounts. As of June 30, 2021 and 2020, the Company has no accounts receivable.

Income Taxes

Income taxes are accounted for under ASC 740 authoritative guidance (“Guidance”), which requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

The Guidance also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits. The Company believes that it is more likely than not that it will not be able to utilize its net operating loss carryforwards and maintains a full valuation allowance. The Company maintains a full valuation allowance on research and development tax credits.

The Guidance also prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.

Recently Issued Accounting Pronouncements

The information concerning recently issued accounting pronouncements contained in Note 3 – Summary of Significant Accounting Policies, to the unaudited, condensed consolidated financial statements included in Part 1, Item 1 of this report is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Boston Therapeutics, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Boston Therapeutics, Inc.

Dated: October 4, 2021	By:	/s/ David Ludvigson
	Name:	David Ludvigson
	Title:	CEO
(Principal Executive Officer and Principal Financial and Accounting Officer)