Form 10-Q
period 2021-09-30
NANOMIX Corp
filed 2021-11-15
CIK 1473579

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2021

☐ transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________to _______________________

Commission file number 000-54586

NANOMIX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0801073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Hollis Street, Emeryville, CA	95608
(Address of principal executive offices)	(Zip Code)

(510) 428-5300
(Registrant’s telephone number, including area code)

Boston Therapeutics, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 15, 2021
Common Stock - $0.001 par value	916,914,554

NANOMIX CORPORATION

(F/K/A BOSTON THERAPEUTICS, INC.)

(UNAUDITED)

i

NANOMIX CORPORATION

(F/K/A BOSTON THERAPEUTICS, INC.)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	As of September, 30	As of December, 31
	2021	2020
ASSETS
Current assets:
Cash	$2,384,109	$15,098
Accounts receivable	-	821
Prepaid expenses and other current assets	163,563	156,875
Total current assets	2,547,672	172,794
Deposit	60,000	60,000
Property and equipment, net	342,349	65,612
Other long-term assets	62,429	232,065
Total Assets	$3,012,450	$530,471

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$853,847	$898,463
Accrued expenses	796,231	344,065
Accounts payable and accrued expenses, related party	166,257	50,000
Accrued interest	313,688	132,175
Accrued interest, related party	-	1,810,232
Convertible note payable, net of discount	200,000	-
Notes payable, related party	547,821	-
Notes payable marketing	450,000	-
Deferred Revenues	293,523	188,741
Other current liabilities	93,029	313,146
Total current liabilities	3,714,396	3,736,822
Notes payable – net of current portion	-	610,000
Notes payable, related party – net of current portion	-	8,307,000
Secured Promissory Note, net of discount	1,225,211	-
Secured Promissory Note, net of discount, related party	1,603,778	-
Other long-term liabilities	402,154	402,154
Total Liabilities	6,945,539	13,055,976

Commitments and Contingencies (Note 7)
Preferred stock; $0.00001 par value, 120,467,864 shares authorized, 0 and 101,015,049 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	40,070,108
Preferred stock B; 1,000,000 shares designated, 963,964 and 0 shares issued and outstanding at September 30, 2021 and December 30, 2020, respectively	963,964	-
Preferred stock C; 1,000,000 and 0 shares issued and outstanding at September 30, 2021 and December 30, 2020, respectively	14,670,633	-

Stockholders’ deficit:
Common stock; $0.00001 par value, 137,000,000 shares authorized, 0 and 743,513 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	7
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 916,914,554 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	916,915	-
Additional paid-in capital	84,104,025	44,727,164
Accumulated deficit	(104,588,626)	(97,322,784)
Total stockholders’ deficit	(19,567,686)	(52,595,613)
Total Liabilities, Preferred Stock Subject to Redemption and Stockholders’ Deficit	$3,012,450	$530,471

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

(F/K/A BOSTON THERAPEUTICS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$-	$141,778	$141,778	$500,773

Operating costs and expenses:
Research and development	971,127	974,051	2,075,255	3,130,908
Selling, general and administrative expenses	784,556	311,626	1,998,540	1,109,677
Total operating expenses	1,755,683	1,285,677	4,073,795	4,240,585
Loss from operations	(1,755,683)	(1,143,899)	(3,932,017)	(3,739,812)

Other income (expense):
Interest income	(1)	(1)	1	5
Interest expense	(718,605)	(323,435)	(830,529)	(152,192)
Interest expense, related, party	0	(30,327)	(572,347)	(765,465)
Change in fair value of derivative liability	0	-	15,282	-
Change in fair value of warrant liability	0	-	438,972	-
Loss on debt modification	(0)	-	(2,385,204)	-
Total income (expense)	(718,606)	(353,763)	(3,333,825)	(917,652)

Loss before income taxes	(2,474,289)	(1,497,662)	(7,265,842)	(4,657,464)
Provision for income taxes	-	-	-	-
Net loss	$(2,474,289)	$(1,497,662)	$(7,265,842)	$(4,657,464)

Weighted average number of common shares outstanding – basic and diluted	916,914,554	743,513	916,914,554	743,513

Net loss per common share – basic and diluted	(0.003)	(2.01)	(0.008)	(6.26)

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

(F/K/A BOSTON THERAPEUTICS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine-Months ended September 30, 2021

(Unaudited)

	Stockholders’ Deficit		Additional	Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2020	743,513	$7	$44,727,164	$(97,322,784)	$(52,595,613)	$40,070,108
Stock based compensation	-	-	5,913,901	-	5,913,901
Issuance of Common Shares	813,125	9	23,442	-	23,451
Preferred Stock conversion into common stock	107,032,771	1,070	40,069,037	-	40,070,107	(40,070,108)
Notes payable and accrued interest conversion into common stock	98,890,380	989	10,638,627	-	10,639,616
Preferred Stock C exchange for Nanomix Common Stock	(207,479,789)	(2,075)	(14,668,558)	-	(14,670,633)	14,670,633
Merge with Boston Therapeutics	916,914,554	916,915	(4,782,604)	-	(3,865,689)	963,964
Loss on debt modification			2,385,204		2,385,204
Nanomix common stock purchase			(202,188)		(202,188)
Net loss	-	-	-	(7,265,842)	(7,265,842)
Balance, September 30, 2021	916,914,554	$916,915	$84,104,025	$(104,588,626)	$(19,567,686)	$15,634,597

	Stockholders’ Deficit		Additional	Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2019	743,513	$7	$44,465,695	$(91,130,414)	$(46,664,712)	$40,070,108
Stock based compensation	-	-	179,689	-	179,689
Net loss	-	-	-	(4,657,464)	(4,657,464)
Balance, September 30, 2020	743,513	$7	$44,645,384	$(95,787,878)	$(51,142,487)	$40,070,108

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

(F/K/A BOSTON THERAPEUTICS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine-Months Ended
	September, 30
	2021	2020
Cash flows from operating activities:
Net loss	$(7,265,842)	$(4,657,464)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	41,571	6,958
Stock-based compensation	84,140	61,679
Warrants	33,154	118,010
Amortization of debt discount	690,819	-
Loss on debt modification	2,385,204	-
Change in fair value of derivative liability	(15,284)	-
Change in fair value of warrant liability	(438,972)	-
Leasing	(59,544)	50,415
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	821	-
Prepaid expenses	(6,688)	(165,242)
Other assets	-	(40,000)
Accounts payable	(306,460)	683,026
Accrued expenses	(222,317)	10,210
Accounts payable and accrued expenses, related party	166,257	87,500
Accrued Interest	103,030	343,292
Accrued Interest, related party	572,346	481,088
Other liabilities	(3,041)	9,976
Net cash used by operating activities	(4,240,806)	(3,010,552)

Cash flows from investing activities:
Purchase of property and equipment	(318,308)	(18,676)
Cash received with merge with Boston Therapeutics	63,362	-
Net cash used by investing activities	(254,946)	(18,676)

Cash flows from financing activities:
Proceeds from notes payable	410,000	250,000
Proceeds from notes payable, related party	352,500	1,887,500
Repayments of notes payable, related party	(50,000)	-
Proceeds from Secured Promissory Notes	6,331,000	-
Proceeds from borrowing PPP loan	-	402,154
Proceeds from issuance of common stock	23,451	-
Re-purchase of Nanomix common shares	(202,188)	-
Net cash provided by financing activities	6,864,763	2,539,654

Net increase (decrease) in cash	2,369,011	(489,574)

Cash at the beginning of the year	15,098	590,434
Cash at the end of the year	$2,384,109	$100,860

Non-cash investing and financing transactions:
Right-of-use asset obtained in exchange for lease obligations	(169,636)	$(141,752)
Lease liability	229,180	$91,338
Convertible notes payable for accrued expenses	50,000	75,000
Preferred stock conversion into common stock	40,070,108	-
Secured promissory note for related party for related party note payable	1,603,778	-
Common stock for convertible note payable	10,639,615	-
Discount for beneficial conversion feature and warrants issued with notes	5,796,609	-

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

(F/K/A BOSTON THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020 is unaudited.

Information as of December 31, 2020 is derived from audited financial statements)

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Nanomix Corporation (f/k/a Boston Therapeutics, Inc.) (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. On January 26, 2021, Boston Therapeutics, Inc., a Delaware corporation (the “Company”), BTHE Acquisition Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation (“Nanomix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, Merger Sub merged with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). As consideration for the Merger, Company issued to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). Upon the effectiveness of the amendment to our Certificate of Incorporation to effectuate the reverse stock split of one-for-173, all such shares of Preferred Stock issued to Nanomix shareholders shall automatically convert into approximately 35,316,768 shares of common stock of the Company, the warrants to be assumed at closing may be exercisable into approximately 2,100,911 shares of common stock of the Company and the options and restricted stock units to be assumed at closing may be exercisable into approximately 6,070,842 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options to be assumed on the closing date shall represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger. The merger closed on June 4, 2021.See Note 9

Nanomix has developed an advanced mobile Point-of-Care (POC) diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. Our goal is to provide laboratory quality testing for time sensitive medical conditions, at the first point of contact that a patient has with the healthcare system, no matter where that occurs. The Nanomix eLab® system is CE Marked, a 510(k) is currently in process, and Emergency Use Application (EUA) for COVID testing has been submitted to the FDA. Nanomix intends to market and sell this system for the detection and diagnosis of a variety of time sensitive medical conditions.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet realized any significant revenues from its planned operations. The Company had net losses of approximately $7.3 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

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

The Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09 ASC 606 – Revenue from Contracts with customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2021, the Company places all of its cash and with one financial institution. Such funds are insured by The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time; however, the Company has not experienced any such losses. At September 30, 2021 and December 31, 2020 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at September 30, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

In accordance with current accounting standards, certain assets and liabilities must be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. ASC 820 requires that certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value. The Company had no assets and liabilities required to be measured on a recurring basis at September 30, 2021 and December 31, 2020.

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

For the period ended September 30, 2021, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

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

As of September 30, 2021 and December 31, 2020, there were $293,523 and $188,741 unearned advanced revenues, respectively.

Disaggregation of Revenue

The following table disaggregates total revenues for the periods ending September 30, 2021 and 2020:

	Nine-Months ended
	September 31, 2021	September 31, 2020
Net Product sales	-	$47,904
R&D revenue	-	-
Government grant income	141,778	452,869
License and royalty revenue	-	-
	$141,778	$500,773

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	As of September 30,	As of December 31,
	2021	2020
Computer Equipment &Office Equipment	$24,973	$16,511
Lab Equipment	300,112	294,578
Manufacturing Equipment	417,705	113,393
Furniture and fixtures	14,370	14,370
Leasehold Improvements	20,232	20,232
Total property and equipment	777,392	459,084
Accumulated depreciation	(435,043)	(393,472)
Total property and equipment, net of accumulated depreciation	$342,349	$65,612

Depreciation expense was $41,571 and $6,958 for the nine months ended September 30, 2021 and 2020.

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

Convertible notes payable balance was $200,000 as of September 30, 2021.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of September 30, 2021 and December 31, 2020, the balance of the notes payable to Dr. Platt totaled $277,821 and are included in notes payable.

During 2021 the company issued notes payable for a total amount of $270,000 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a former director of Boston Therapeutics. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable after one year. Interest accrues on the CJY Note at the rate of 10% per annum. As of September 30, 2021 and December 31, 2020, the balance of the notes payable to CJY totaled $270,000 and $0 and are included notes payable. Accrued interest $16,679 and $0 was included into accrued interest balance as of September 30, 2021 and December 31, 2020, respectively.

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

The note payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. Accrued interest at September 30, 2021 and December 31, 2020 totaled $117,493 and $0, respectively. As of September 30, 2021 and December 31, 2020 the principal balance of the marketing note was $450,000.

As of September 30, 2021, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at September 30, 2021. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

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

On June 4,2021 as a part of merger, the principal amount and accrued interest were converted into 98,890,380 shares of Common Stock, fully converting the notes and accrued interest as of September 30, 2021. The principal and accrued interest were converted per the terms of the agreement as such no gain or loss was recognized. The merger did not meet the Qualified Investment criteria.

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

On June 25, 2021, the Company and the $1.0 secured million note payable Holder entered into exchange agreement, whereby the company issued the Holder a Senior Secured Convertible Note in the principal amount of $1,603,778 with a maturity date of June 18, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 134,771,261 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of September 30, 2021, the note balance was $1,603,778.

On June 25, 2021, the Company and Gold Blaze Limited Vistra Corporate Services entered into exchange agreement, where the company issued the Gold Blaze Limited Vistra Corporate Services Senior Secured Convertible Note in the principal amount of $500,000 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 42,016,807 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $500,000. As of September 30, 2021, the note was shown net of unamortized discount of $62,500.

In June 25, 2021, the Company issued a Senior Secured Convertible Note to HT Investment MA LLC for a principal amount $5.0 million and maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 420,168,067 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $4,500,000. Funds received were $4,500,000 net of an original issue discount of $500,000. As of September 30, 2021, the note was shown net of unamortized discount of $625,000.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Dr. Harold Parnes for a principal amount $1.2 million and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 100,840,336 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $222,534 and a discount from the relative fair value of warrants issued of $494,802. As of September 30, 2021, the note was shown net of unamortized discount of $485,653.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Steve Schrader for a principal amount $131 thousand and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 11,176,470 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $24,775 and a discount from the relative fair value of warrants issued of $54,598. As of September 30, 2021, the note was shown net of unamortized discount of $52,058.

Paycheck Protection Program (PPP Loan)

On May 5, 2020, the Company received a U.S. Small Business Administration Loan under the Paycheck Protection Program (PPP Loan) primarily for payroll costs related to the COVID-19 crisis in the amount of $402,154. Under the Paycheck Protection Program, the PPP Loan has a fixed interest rate of 1%, a maturity date is twenty-four (24) months from the date of the funding of the loan. Pursuant to the terms of the PPP Loan, the Company may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred by the Company during the 8-week period (or any other period that may be authorized by the U.S. Small Business Association) beginning on the date of first disbursement of the loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 25% of the amount forgiven can be attributable to non-payroll costs. The Company has applied for forgiveness of the full loan amount, and the payments are currently in a deferred and not due status. As of September 30, 2021 and December 31, 2020, the Company has $5,652 and $2,636 interest accrued, respectively.

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

As of September 30, 2021, the Company has 963,964 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by paying the monetary value in cash upon a liquidation event due to the liquidation preferences of the Series B Preferred Stock based upon its designation.

The Series B preferred stock shares are accounted for outside of permanent equity due to the terms of cash-redemption features.

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

Research and Development Arrangement

In April of 2020, the Company received a BARDA fixed price, cost sharing contract for development and EUA filing of COVID-19 Anitbody and Antigen tests on the Nanomix eLab platform. The total amount of the milestone-based contract was $569,647. As of September 30, 2021, the full amount of $569,467 had been received under the contract.

Employments Agreements

The Company does not have Employment Agreements with any employees. All employees are employed under “at will” arrangements without guarantees or separation arrangements.

Leases

The Company leases its facility under sublease agreement. The Sublease term is from November 19, 2019 to December 15, 2021. The sublease agreement cannot be extended beyond this date. Rent expense is recognized on a straight-line basis over the lease term. The company incurred rent expense, which is included as part of selling, general and administrative expenses, of $209,487 and $198,733 for the nine months ended September 30, 2021 and 2020, respectively. See details at Note 8.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of September 30, 2021 and December 31, 2020, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet	September 30,	December 31,
	Classification	2021	2020

Right-of-use assets	Other long-term assets	$62,429	$232,065
Current lease liabilities	Other current liabilities	83,966	313,146
Non-current lease liabilities	Other long-term liabilities	0	0

As of September 30, 2021, our maturities of our lease liability are as follows:

2021	$86,084
Total	$86,084
Less: Imputed interest	-2,118
Present value of lease liabilities	$83,966

NOTE 9 – BUSINESS COMBINATION

On June 4, 2021, the Company consummated the Business Combination with Nanomix, Inc pursuant to the agreement between Nanomix, Inc and Boston Therapeutics, Inc (the Merger Agreement”). Pursuant to ASC 805, for financial accounting and reporting purposes, Nanomix, Inc was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the Nanomix, Inc issuing stock for the net assets of Boston Therapeutics, Inc, accompanied by a recapitalization. The net assets of Boston Therapeutics, Inc were stated at historic costs, with no goodwill or other intangible assets recorded, and are consolidated with Nanomox, Inc’s financial statements on the Closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been adjusted as shares reflecting the exchange ration established in the Merger Agreement.

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

In September 2021, the Company re-purchased 940,206 of Nanomix, Inc. pre-merger common shares from unaccredited investors for the amount $202,188.

As of September 30, 2021, the Company has a total of 916,914,554 common shares issued and outstanding with a par value of $0.001.

NOTE 11 – WARRANTS

As described in Note 6, pursuant to issuance convertible notes payable to investors, the Company issued warrants to purchase an aggregate of 8,067,441 shares of the Company’s Common Stock at an exercise price $0.01 per share during 2018 - 2021. The Company has recognized an expense for these services within interest expense in the accompanying Statements of Operations in the years of warrants issuance of approximately $33,154 and $93,277 for the nine months ended September 30, 2021 and 2020, respectively.

On September 1, 2018, the Company issued warrant to investor to purchase an aggregate of 3,100,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share.

On January 3, 2020, the Company issued warrants to Fastnet Advisors, LLC. to purchase an aggregate of 569,308 shares of the Company’s Common Stock at an exercise price of $0.01 per share. On December 14, 2020, the Company issued warrants outside consultant to purchase an aggregate of 600,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations in the year of warrants issuance of approximately $24,733 for the nine months ended September 30, 2020.

On June 25, 2021, the Company issued warrants to related party to purchase an aggregate of 134,771,261 shares of the Company’s Common Stock at an exercise price of $0.01190 per share. The issuance of warrants resulted in a loss on modification of debt of $2,385,204. (refer to Note 6). On June 25, 2021, the Company issued warrants to Gold Blaze Limited Vista Corporate Services to purchase an aggregate of 42,016,807 shares of the Company’s Common Stock at an exercise price of $0.01190 per share. On June 25, 2021, the Company issued warrants to HT Investments MA LLC to purchase an aggregate of 420,168,067 shares of the Company’s Common Stock at an exercise price of $0.01190 per share. On September 27, 2021, the Company issued warrants to Dr. Harold Parnes to purchase an aggregate of 100,840,336 shares of the Company’s Common Stock at an exercise price of $0.01190 per share. On September 27, 2021, the Company issued warrants to Steve Schrader to purchase an aggregate of 11,176,470 shares of the Company’s Common Stock at an exercise price of $0.01190 per share. The Company recognized $5,247,308 for the beneficial conversion feature as a debt discount at issuance of the notes in addition to an original issue discount of $500,000 and a discount from the relative fair value of warrants issued of $549,300. For the three months ended September 30, 2021, the Company recorded amortization of $688,530 for the  debt discounts as interest expense in the accompanying consolidated statements of operations.

As of September 30, 2021 all warrants remain outstanding.

The following represents a summary of the Warrants outstanding at September 30, 2021, and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	11,627,995	$0.01
Granted with exercise price $0.01	708,754	0.01
Exercised/Expired/Forfeited	-
Outstanding at June 4, 2021	12,336,749	$0.01
Converted during merge	363,457,686	$0.000339
BTHE warrants	38,458,320	0.01
Granted after merge	708,972,941	0.01190
Exercised/Expired/Forfeited	-
Outstanding at September 30, 2021	1,110,888,947	$0.008052

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

During nine months ended September 30, 2021, the Company granted an aggregate of 1,530,000 options to purchase the Company’s common stock to its executive officers and employees of the Company and to Nonemployees for Services Received. During nine months ended September 30, 2021, 695,000 options were exercised or forfeited, and 15,170,000 options remain outstanding. The exercise prices of these option grants, as determined by the Company’s Board of Directors, was $0.05 per share. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations of approximately $84,140 and $61,679 for nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $122,266 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.4 years.

Stock-based Compensation Summary Tables

The following table represents a summary of the options granted to employees and non-employees outstanding at September 30, 2021 and changes during the period then ended:

			Total
		Weighted Average	Weighted Average
	Options	Exercise Price	Intristic Value	Remaining Life
Outstanding at December 31, 2020	14,335,000	$0.04	$0.01	6.56
Granted	1,530,000	0.05	-	8.42
Exercised/Expired/Forfeited	(695,000)	(0.05)	-	-
Outstanding at September 30, 2021	15,170,000	$0.04	$0.01	5.56
Exercisable at September, 2021	12,126,273	$0.04	$0.01	4.45
Expected to be vested	3,043,727	$0.05	$0.00	7.61

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the periods ended September 30, 2021 and 2020 are set forth below:

	For the period ended
	September 30, 2021	September 30, 2020
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.97%-126.57%	54.97%-121.02%
Risk-free rate	0.70% - 2.82%	0.61% - 2.82%
Term of options	5 - 10	5 - 10
Stock price	$0.05	$0.05

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. As the Company’s common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasure notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on the Company’s common stock.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had a secured note payable to Mr. Garrett Gruener, its investor, with a balance of $1,000,000 at June 25, 2021 and December 31, 2020. The note and related accrued interest of $603,778 were exchanged for an equal amount of Convertible Equity in the June 25, 2021 financing. As a result of the exchange as part of the merger, the Company issued a senior secured convertible note to Mr. Garrett Gruener, its investor, with a principal amount of $1,603,778 and 134,771,261 2-year warrants exercisable at $0.0119. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of September 30, 2021, the note balance was $1,603,778.

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

The Company had accrued salary payable to Mr. Ludvigson, its Chief Executive Officer, with a total balance of $50,000 and $50,000 as of September 30,2021 and December 31, 2020, respectively.

Included in the account payable and accrued expenses at September 30, 2021 and December 31, 2020 are amounts due shareholders, officers and directors of Boston Therapeutics in the amounts of $118,707 and $0, respectively.

The summary of related party balances as of September 30, 2021 and December 31, 2020:

	30-Sep-21	31-Dec-20
Account payable and accrued expenses, related party:
Mr. Ludvigson	50,000	50000
Loraine Upham	11,995	-
David Platt	4,399	-
S. Colin Neill	73,750	-
Upham Bioconsulting, LLC	6,113	-
Uphambc Consulting	20,000	-
	$166,257	$0

Accrued interest, related party:
Mr. Gruener	0	1,667,203
Mr. Fiddler	0	127,788
Mr. Ludvigson	0	15,241
	$0	$1,810,232

Notes payable, related party – net of current portion:
Mr. Gruener	0	7,182,000
Mr. Fiddler	0	950,000
Mr. Ludvigson	0	175,000
	$0	$8,307,000

Senior Secured Convertible note, related party:
Mr. Gruener	1,603,778	-
	$1,603,778	$0

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

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of September 30, 2021 and December 31, 2020, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

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

NOTE 16 – EMPLOYEE BENEFIT PLAN

The company established a 401(k) tax deferred saving plan, which permits participants to make contributions by salary deduction pursuant to Section401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the plan. The Company is responsible for administrative cost of the Plan. As of September 30, 2021, the Company has made no contributions to the plan since its inception.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 as of the date of the report, and believes there are no additional subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS

This report, including exhibits that are being filed as part of this report, as well as other statements made by Nanomix Corporation(“Nanomix”, the “Company”, “we”, “us”, and “our”), contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ’‘Critical Accounting Policies,’’.

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company as of September 30, 2021.

Our MD&A is presented in six sections:

●	Executive Overview

●	Consolidated Results of Operations

●	Liquidity and Capital Resources

●	Recent Developments

●	Significant Accounting Policies and Critical Accounting Estimates

●	Recently Issued Accounting Pronouncements

Executive Overview

On January 26, 2021, Nanomix Corporation (f/k/a Boston Therapeutics, Inc.), a Delaware corporation (the “Company”), BTHE Acquisition Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation (“Nanomix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The merger closed on June 4, 2021.

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

Results of Operations

Results of operations for the nine months ended September 30, 2021 and 2020

The results of operations for the nine months ended September 30, 2021 and 2020 were as follows:

NANOMIX CORPORATION

(F/K/A BOSTON THERAPEUTICS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended
	September 30,
	2021	2020

Revenues	$141,778	$500,773

Operating costs and expenses:
Research and development	2,075,255	3,130,908
Selling, general and administrative expenses	1,998,540	1,109,677
Total operating expenses	4,073,795	4,240,585
Loss from operations	(3,932,017)	(3,739,812)

Other income (expense):
Interest income	1	5
Interest expense	(830,529)	(152,192)
Interest expense, related, party	(572,347)	(765,465)
Change in fair value of derivative liability	15,282	-
Change in fair value of warrant liability	438,972	-
Loss on debt modification	(2,385,204)	-
Total income (expense)	(3,333,825)	(917,652)

Loss before income taxes	(7,265,842)	(4,657,464)
Provision for income taxes	-	-
Net loss	$(7,265,842)	$(4,657,464)

Total Revenues

Total net revenues during the nine months ended September 30, 2021 were $142 thousand, a decrease of $359 thousand compared to the first nine months of 2020. The decrease in total net revenues was attributable to a reduction of COVID-19 development funding received from BARDA. The BARDA funding began in 2020 and the project funding was completed earlier in 2021. There was no appreciable product related revenue in either period.

Research and Development

This category includes costs incurred for product and process development, and clinical & regulatory affairs. Costs for the nine months ended September 30, 2021 were largely related to the development and clinical trials of two assays for COVID-19. Costs in the nine months ended September 30, 2020 were related to the development of the S1 Assay Panel and development work on the COVID-19 program. All development efforts were for development of the eLab platform.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) for the first nine months of 2021 increased by $889 thousand from the same period in 2020. The increase was due to establishment of a sales and marketing function in 2021 and increased general and administrative costs in 2021 mainly from legal and accounting costs related to the merger.

Other Income (Expense)

Other Income (Expense) is primarily composed of loss on debt modification of $2,385 thousand for the nine months of 2021. Interest expense of $1,403 thousand in the first nine months of 2021 and $918 thousand for the first nine months of 2020 are related to issued Secured Notes and Unsecured Convertible Notes used to fund the Company’s operations. These Notes and Accrued interest were converted to Preferred Series C stock as part of the merger.

Net Loss

The Net Loss for the nine months ended September 30, 2021 was $7.266 million versus $4.657 million for the same period in 2020. The increased loss was largely due to the loss on debt modification offset with the decreased R&D spending and the change in the fair value of warrant and derivative liabilities.

Liquidity and Capital Resources

Overview

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

On June 25, 2021, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company issued senior secured convertible notes in an aggregate principal amount of approximately $8.4 million for an aggregate purchase price of approximately $7.9 million. Immediately prior to the execution of the agreement described above, we entered into exchange agreements with the holders of outstanding promissory notes with an aggregate principal amount, together with accrued but unpaid interest, of approximately $2.1 million. The holders of the outstanding promissory notes were issued senior secured notes in the financing described above for an aggregate principal amount of $2.1 million. In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of approximately 708.8 million shares of Common Stock (collectively, the “Warrants”). The Company received approximately $5.8 million in funding from the transaction.

Cash Flows

As of September 30, 2021, the Company had cash and equivalents of $2.384 million compared to $101 thousand as of September 2020 and outstanding debt of $8.837 million compared to $8.5 million in the same quarter of 2020.

Cash used in operating activities during the nine months ended September 30, 2021 was $4.241 million. The net loss of $7.266 million for the first nine months of 2021 was offset by a loss on debt modification of $2,385 thousand, and amortization of the discount from the issue of promissory notes of $691 thousand, which were the significant non-cash items.

Cash used by investing activities during the nine months ended September 30, 2021 of $255 thousand was primarily for investing in of manufacturing equipment offset by cash received with merge.

Cash provided by financing activities during nine months ended September 30, 2021 of $6.9 million was primarily related to proceeds from the sale of Senior Secured Convertible notes and convertible debt issuances used to fund company operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

In June 2021, Nanomix completed a merger with the Company, a publicly held entity. Nanomix is the majority shareholder of the resulting entity. As part of the merger agreement, substantially all of Nanomix’s debt has been converted to equity in the merged entity. In addition, and in conjunction with the merger, the Company entered into a Convertible Equity arrangement, issuing $8.3 million in secured Notes and a related cash investment of $5.8 million. $4.5 million of this was received in the second quarter. The remainder of $1.3 million was received in the third quarter.

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

Accounts Receivable

No allowance has been provided for uncollectible accounts. As of September 30, 2021 and 2020, the Company has no accounts receivable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None..

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Quarterly Report on Form 10-Q of Nanomix Corporation (f/k/a Boston Therapeutics, Inc.) for the quarter ended June 30, 2021 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Boston Therapeutics, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

NANOMIX CORPORATION

Dated: November 15, 2021	By:	/s/ David Ludvigson
	Name:	David Ludvigson
	Title:	CEO
(Principal Executive Officer and Principal Financial and Accounting Officer)