Form 10-Q
period 2022-03-31
NANOMIX Corp
filed 2022-05-17
CIK 1473579

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2022

☐   transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________to _______________________

Commission file number 000-54586

NANOMIX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0801073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Williams Street, San Leandro, CA	94577
(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Common Stock - $0.001 par value	46,320,805

NANOMIX CORPORATION

NANOMIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	As of March 31,	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$10,961	$297,351
Prepaid expenses and other current assets	110,323	171,488
Total current assets	121,284	468,839
Deposit	57,555	97,555
Property and equipment, net	340,027	339,318
Operating lease right-of-use assets	639,335	-
Total Assets	$1,158,201	$905,712

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$812,082	$407,943
Accrued expenses	665,723	726,148
Accounts payable and accrued expenses, related party	369,973	354,973
Accrued interest	359,586	332,561
Convertible note payable, net of discount	200,000	200,000
Notes payable, related party	547,821	547,821
Notes payable marketing	450,000	450,000
Deferred Revenues	293,523	293,523
Other current liabilities	86,737	12,129
Total current liabilities	3,785,445	3,325,098
Secured Promissory Note, net of discount	2,808,621	2,012,287
Secured Promissory Note, net of discount, related party	1,622,297	1,603,778
Operating lease liabilities, net of current portion	556,278	-
Total Liabilities	8,772,641	6,941,163

Commitments and Contingencies (Note 7)
Preferred stock B; 1,000,000 shares designated, 963,964 shares issued, 0 and 963,964 shares outstanding at March 31, 2022 and December 31, 2021, respectively	-	963,964
Preferred stock C; 1,000,000 shares designated, 1,000,000 shares issued, 8,867 and 1,000,000 shares outstanding at March 31, 2022 and December 31, 2021, respectively	130,085	14,670,633
Preferred stock D; 10,000 shares designated, 500 shares issued, 500 and 0 shares outstanding at March 31, 2022 and December 31, 2021, respectively	500,000	-

Stockholders’ deficit:
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 46,203,866 and 5,300,084 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	46,204	5,300
Additional paid-in capital	101,405,293	85,092,094
Stock payable	-	20,375
Accumulated deficit	(109,696,022)	(106,787,817)
Total stockholders’ deficit	(8,244,525)	(21,670,048)
Total Liabilities, Preferred Stock Subject to Redemption and Stockholders’ Deficit	$1,158,201	$905,712

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,
	2022	2021

Revenues	$-	$141,778

Operating costs and expenses:
Research and development	861,353	608,771
Selling, general and administrative expenses	1,136,381	388,871
Total operating expenses	1,997,734	997,642
Loss from operations	(1,997,734)	(855,864)

Other income (expense):
Interest income	-	-
Interest expense	(847,299)	(28,643)
Interest expense, related, party	-	(327,943)
Total income (expense)	(847,299)	(356,586)

Loss before income taxes	(2,845,033)	(1,212,450)
Provision for income taxes	-	-
Net loss	$(2,845,033)	$(1,212,450)

Common stock warrant deemed dividends	(63,172)	-

Net loss attributable to common sharehoders	$(2,908,205)	$(1,212,450)

Weighted average number of common shares outstanding – basic and diluted	18,936,485	1,225,881

Net loss per common share – basic and diluted	(0.15)	(0.99)

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Month Ended March 31, 2022

(unaudited)

	Stockholders’ Deficit				Total
	Common Stock		Stock payable	Additional	Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Amount	Paid-in Capital	Deficit	Deficit	Equity
Balance, December 31, 2021	5,300,084	$5,300	$20,375	$85,092,094	$(106,787,817)	$(21,670,048)	$15,634,597
Fractional shares rounding	2,757	3		(3)		-
Stock based compensation	-	-	-	29,550	-	29,550
Warrants issued with notes	-	-	-	736,494	-	736,494
Issuance of Series D Shares	-	-	-	-	-	-	500,000
Change in number of warrants pursuant by antidilution issuance				63,172	(63,172)	-
Preferred Stock B conversion into common stock	5,572,045	5,572	-	958,392	-	963,964	(963,964)
Preferred Stock C conversion into common stock	35,328,980	35,329	(20,375)	14,525,594	-	14,540,548	(14,540,548)
Net loss	-	-	-	-	(2,845,033)	(2,845,033)
Balance, March 31, 2022	46,203,866	$46,204	$-	$101,405,293	$(109,696,022)	$(8,244,525)	$630,085

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Month Ended March 31, 2021

(unaudited)

	Stockholders’ Deficit				Total
	Common Stock		Stock payable	Additional	Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Amount	Paid-in Capital	Deficit	Deficit	Equity
Balance, December 31, 2020	4,298	-null-	$-	$44,727,171	$(97,322,784)	$(52,595,613)	$40,070,108
Stock based compensation	-	-	-	28,405	-	28,405
Issuance of Common Shares	4,700	1	-	23,450	-	23,451
Net loss	-	-	-	-	(1,212,450)	(1,212,450)
Balance, March 31, 2021	8,998	$1	$-	$44,779,026	$(98,535,234)	$(53,756,207)	$40,070,108

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,845,033)	$(1,212,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	21,443	8,165
Loss from asset disposal	485	-
Stock-based compensation	29,550	28,405
Warrants	136,493	-
Amortization of debt discount	814,853	-
Leasing	-	811
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	-	821
Prepaid expenses	61,165	(8,686)
Other assets	40,000	-
Accounts payable	404,139	341,515
Accrued expenses	(60,425)	(111,742)
Accounts payable and accrued expenses, related party	15,000	50,000
Accrued Interest	27,025	27,379
Accrued Interest, related party	-	327,943
Other liabilities	(8,448)	-
Net cash used by operating activities	(1,363,753)	(547,839)

Cash flows from investing activities:
Purchase of property and equipment	(22,637)	(4,219)
Net cash used by investing activities	(22,637)	(4,219)

Cash flows from financing activities:
Proceeds from notes payable	-	290,000
Proceeds from notes payable, related party	-	290,000
Proceeds from Secured Promissory Notes	600,000	-
Proceeds from issuance of common stock	-	23,450
Proceeds from issuance of Preferred stock D	500,000	-
Net cash provided by financing activities	1,100,000	603,450

Net increase (decrease) in cash	(286,390)	51,392

Cash at the beginning of the year	297,351	15,098
Cash at the end of the year	$10,961	$66,490

Non-cash investing and financing transactions:
Right-of-use asset obtained in exchange for lease obligations	639,335	(53,717)
Lease liability	(639,335)	52,905
Convertible notes payable for accrued expenses	-	37,500
Preferred stock conversion into common stock	15,504,512	-
Dividend pursuant to warrant number change	63,172	-
Warrant issued with debt	600,000	-

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited.
Information as of December 31, 2021 is derived from audited financial statements)

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. On January 26, 2021, Boston Therapeutics, Inc., a Delaware corporation (the “Company”), BTHE Acquisition Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation (“Nanomix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, Merger Sub merged with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On November 12, 2021, FINRA notified the Company that the name change to “Nanomix Corporation” and the symbol change to “NNMX” would be effective November 15, 2021. As consideration for the Merger, the Company issued to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). On March 22, 2022, 991,133 of such shares of Preferred Stock issued to Nanomix shareholders automatically converted into 35,328,980 shares of common stock of the Company, 3,281 shares of Preferred Stock C were converted into 116,939 of common stock in April 2022 and 5,586 of Preferred Stock C are still outstanding and will be converted into 199,131 of common stock of the Company; the warrants assumed at closing may be exercisable into approximately 2,124,687 shares of common stock of the Company and the options and restricted stock units assumed at closing may be exercisable into approximately 5,718,838 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options assumed on the closing date represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger. The merger closed on June 4, 2021. See Note 9

Nanomix has developed an advanced mobile Point-of-Care (POC) diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. Our goal is to provide laboratory quality testing for time sensitive medical conditions, at the first point of contact that a patient has with the healthcare system, no matter where that occurs. The Nanomix eLab® system is CE Marked, a 510(k) is currently in development, and Emergency Use Application (EUA) for COVID testing has been submitted to the FDA. Nanomix intends to market and sell the Nanomix eLab system for the detection and diagnosis of a variety of time sensitive medical conditions.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet realized any significant revenues from its planned operations. The Company had net losses of approximately $2.8 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2022, the Company places all of its cash and with one financial institution. Such funds are insured by The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time; however, the Company has not experienced any such losses. At March 31, 2022 and December 31, 2021 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at March 31, 2022 and December 31, 2021.

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

For the period ended March 31, 2022, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

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

As of March 31, 2022 and December 31, 2021, there were $293,523 unearned advanced revenues.

Disaggregation of Revenue

The following table disaggregates total revenues for the periods ending March 31, 2022 and 2021:

	Three months Ended
	March 31,
	2022	2021
Government grant income	$-	$141,778
	$0	$141,778

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	As of March 31,	As of December 31,
	2022	2021
Computer Equipment &Office Equipment	$27,502	$27,453
Lab Equipment	300,112	300,112
Manufacturing Equipment	445,280	435,220
Furniture and fixtures	14,370	14,370
Leasehold Improvements	11,550	20,232
Total property and equipment	798,814	797,387
Accumulated depreciation	(458,787)	(458,069)
Total property and equipment, net of accumulated depreciation	$340,027	$339,318

Depreciation expense was $21,443 and $8,165 for the three months ended March 31, 2022 and 2021, respectively.

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

The Convertible Notes and accrued interest were exchanged into common stock prior to the merger leaving a remaining Convertible notes payable balance of $200,000 as of March 31, 2022 and December 31, 2021. Accrued interest $58,008 and $55,008 was included in accrued interest balance as of March 31, 2022 and December 31, 2021, respectively.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of March 31, 2022 and December 31, 2021, the balance of the notes payable to Dr. Platt totaled $277,821 and are included in notes payable. Accrued interest $135,942 and $127,575 was included into accrued interest balance as of March 31, 2022 and December 31, 2021, respectively.

During 2021 the company issued notes payable for a total amount of $270,000 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a former director of Boston Therapeutics. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable after one year. Interest accrues on the CJY Note at the rate of 10% per annum. As of March 31, 2022 and December 31, 2021, the balance of the notes payable to CJY totaled $270,000 and are included notes payable. Accrued interest $30,142 and $23,485 was included into accrued interest balance as of March 31, 2022 andDecember 31, 2021, respectively.

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

The note payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. As of March 31, 2022 and December 31, 2021 the principal balance of the marketing note was $450,000. Accrued interest at March 31, 2022 and December 31, 2021 totaled $135,493 and $126,493, respectively.

As of March 31 2022, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at March 31, 2022 and December 31, 2021. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

Level Brands sued the Company for non-performance under the contract. The matter was taken to arbitration with both parties claiming nonperformance under the contract. In October 2019, the arbitration was dismissed without prejudice.

Convertible Note Payable

From 2018 to June 3, 2021, the Company issued a total of $8.7 million of unsecured notes payable to investors including $7.7 million to related parties. These notes bear interest at a rate of 15% per annum and include a common stock warrant equal to 30% of the face value of the note. The outstanding principal, and accrued but unpaid interest on the notes converts into fully paid and non-assessable shares of Special Preferred Stock at a price of $0.32276 per share in a Qualified Investment. In the event of conversion not in conjunction with a Qualified Investment, the notes are convertible into Common Stock at a price of $0.10759. As of June 3, 2021, the Company had $1,960,116 interest accrued.

On June 4,2021 as a part of merger, the principal amount and accrued interest were converted into 571,621 shares of Common Stock, fully converting the notes and accrued interest as of March 31, 2022 and December 31, 2021. The principal and accrued interest were converted per the terms of the agreement as such no gain or loss was recognized. The merger did not meet the Qualified Investment criteria.

Note Payable and Senior Secured Convertible Notes

In May 2018, the Company issued a secured note payable to a related party for a total amount of $1.0 million with a 90-day maturity. The maturity date of this note was extended by mutual agreement with the note holder and the note was outstanding until June 25, 2021. As of June 25,2021, the Company has $603,778 interest accrued.

On June 25, 2021, the Company and the $1.0 secured million note payable Holder entered into exchange agreement, whereby the company issued the Holder a Senior Secured Convertible Note in the principal amount of $1,603,778 with a maturity date of June 18, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 1,368,762 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204 for the year ended December 31, 2021. As of March 31, 2022 and December 31, 2021, the note balance was $1,603,778.

On June 25, 2021, the Company and Gold Blaze Limited Vistra Corporate Services entered into exchange agreement, where the company issued the Gold Blaze Limited Vistra Corporate Services Senior Secured Convertible Note in the principal amount of $500,000 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 426,730 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $500,000. As of March 31, 2022 and December 31, 2021, the note was shown net of unamortized discount of $312,500 and $375,000, respectively. Discount amortization for the three months ended March 31, 2022 and March 31, 2021 was $62,500 and $0, respectively.

In June 25, 2021, the Company issued a Senior Secured Convertible Note to HT Investment MA LLC for a principal amount $5.0 million and maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 4,267,304 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $4,500,000. Funds received were $4,500,000 net of an original issue discount of $500,000. As of March 31, 2022 and December 31, 2021, the note was shown net of unamortized discount of $3,125,000 and $3,750,000, respectively. Discount amortization for the three months ended March 31, 2022 and March 31, 2021 was $625,000 and $0, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Dr. Harold Parnes for a principal amount $1.2 million and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 1,024,153 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $222,534 and a discount from the relative fair value of warrants issued of $494,802. As of March 31, 2022 and December 31, 2021, the note was shown net of unamortized discount of $535,013 and $624,680, respectively. Discount amortization for the three months ended March 31, 2022 and March 31, 2021 was $89,667 and $0, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Steve Schrader for a principal amount $131 thousand and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 113,510 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $24,672 and a discount from the relative fair value of warrants issued of $54,598. As of March 31, 2022 and December 31, 2021, the note was shown net of unamortized discount of $59,124 and $69,033, respectively. Discount amortization for the three months ended March 31, 2022 and March 31, 2021 was $9,909 and $0, respectively.

In February 28, 2022, , the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 94,829 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of March 31, 2022 and December 31, 2021, the note was shown net of unamortized discount of $106,481 and $0, respectively. Discount amortization for the three months ended March 31, 2022 and March 31, 2021 was $4,630 and $0, respectively.

In February 28, 2022, , the Company issued a Senior Secured Convertible Note to Gold Blaze Limited Vistra Corporate Services for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 94,829 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of March 31, 2022 and December 31, 2021, the note was shown net of unamortized discount of $106,481 and $0, respectively. Discount amortization for the three months ended March 31, 2022 and March 31, 2021 was $4,630 and $0, respectively.

In February 28, 2022, , the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $444,444 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 379,316 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $400,000. Funds received were $400,000 net of an original issue discount of $44,444. As of March 31, 2022 and December 31, 2021, the note was shown net of unamortized discount of $425,926 and $0, respectively. Discount amortization for the three months ended March 31, 2022 and March 31, 2021 was $18,519 and $0, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Preferred Stock

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

In March 2022 as a result of the Reverse Stock Split, all shares of Preferred Stock B converted into 5,572,045 shares of common stock of the Company.

As of March 31, 2022, the Company has 0 shares of Series B Preferred Stock outstanding.

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

In March 2022 as a result of the Reverse Stock Split, 991,133 shares of Preferred Stock C issued to the Nanomix shareholders converted into 35,328,980 shares of common stock of the Company. In April 2022 3,281 shares of preferred Stock C were converted into 116,939 shares of common stock of the Company. The remaining 5,586 shares of Preferred Stock C are still outstanding.

Series D

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

The Series D preferred stock shares are accounted for outside of permanent equity due to the terms of cash-redemption features.

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

Leases

During 2021 the Company leased its facility under a sublease agreement. The Sublease term was from November 19, 2019 to December 15, 2021. The sublease agreement was extended through December 31, 2021. Rent expense was recognized on a straight-line basis over the lease term.

On December 6, 2021 the Company signed a short-term lease agreement for the same facility with a term from January 1, 2022 to March 31, 2022.

On February 4, 2022 the Company signed a new facility lease agreement moving all operaations to a new location. The Lease term is from April 1, 2022 to March 31, 2027. Rent expense will be recognized on a straight-line basis over the lease term. See details in Note 8.

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

We recognized a $639,335 right-of-use asset and $639,335 related lease liability as of March 31, 2022 for our operating lease. For our operating lease, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of March 31, 2022 the Company had three-months lease which was recognized over the period January 1, 2022 to March 31,2022.

The company incurred rent expense, which is included as part of selling, general and administrative expenses, of $81,251 and $69,278 for the three months ended March 31, 2022 and 2021.

The tables below present financial information associated with our lease.

	Balance Sheet	March 31,	December 31,
	Classification	2022	2021
Right-of-use assets	Other long-term assets	$639,335	$0
Current lease liabilities	Other current liabilities	83,056	0
Non-current lease liabilities	Other long-term liabilities	556,278	0

As of March 31, 2022, our maturities of our lease liability are as follows:

March 31, 2022
Maturity of lease liabilities	Operating Leases
2023	$173,400
2024	178,602
2025	183,960
2026	189,479
2027	195,163
Total lease payments	$920,604
Less: Imputed interest	(281,269)
Present value of lease liabilities	$639,335

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

On January 25, 2021, the Company issued 1,214 common shares for option exercise with exercise price $1.73 per share

On February 11, 2021, the Company issued 3,486 common shares for option exercise with average exercise price $6.12 per share.

On June 4, 2021, as consideration for the Merger, the Company:

●	converted 101,015,049 shares of preferred stock into 618,687 shares of common stock;

●	converted $10,639,615.96 of notes payable and accrued interest into 571,621 shares of common stock with conversion rate 18.613;

●	exchanged all outstanding 1,199,306 shares of common stock for newly created 1,000,000 shares Series C Convertible Preferred Stock;

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

As of December 31, 2021, the Company had a total of 5,300,084 common shares issued and outstanding with a par value of $0.001. The Company has 2,000,000,000 authorized shares of common stock as of the same period and after the reverse stock split.

On January 11, 2022, Nanomix Corporation filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-173. Pursuant to the Amendment, every one-hundred and seventy three (173) shares of the Company’s Common Stock issued and outstanding or held in treasury (if any) immediately prior to the effectiveness of Amendment were automatically reclassified as and combined, without further action, into one (1) validly issued, fully paid and nonassessable share of Common Stock. No fractional shares will be issued in connection with the Reverse Stock Split; but rather, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result additional 2,757 shares of common stock were issued.

In March 2022 as a result of the Reverse Stock Split, all shares of Preferred Stock B converted into 5,572,045 shares of common stock of the Company.

In March 2022 as a result of the Reverse Stock Split, 991,133 shares of Preferred Stock C issued to the Nanomix shareholders converted into 35,328,980 shares of common stock of the Company.

As of March 31, 2022, the Company has 2,000,000,000 authorized shares of common stock, 46,203,866 common shares issued and outstanding with a par value of $0.001.

NOTE 11 – WARRANTS

As described in Note 6, pursuant to issuance convertible notes payable to investors, the Company issued warrants to purchase an aggregate of 1,373,861 shares of the Company’s Common Stock at an exercise price $0.058 per share during 2018 - 2021. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations in the years of warrants issuance of approximately $0 for the three months ended March 31, 2022 and 2021, respectively.

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

On June 25, 2021, the Company issued warrants to related party to purchase an aggregate of 1,368,762 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. The issuance of warrants resulted in a loss on modification of debt of $2,385,204. (refer to Note 6). On June 25, 2021, the Company issued warrants to Gold Blaze Limited Vista Corporate Services to purchase an aggregate of 426,730 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On June 25, 2021, the Company issued warrants to HT Investments MA LLC to purchase an aggregate of 4,267,304 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On September 27, 2021, the Company issued warrants to Dr. Harold Parnes to purchase an aggregate of 1,024,153 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On September 27, 2021, the Company issued warrants to Steve Schrader to purchase an aggregate of 113,510 shares of the Company’s Common Stock at an exercise price of $1.1717 per share.

On February 28, 2022, the Company issued warrants to Gold Blaze Limited Vista Corporate Services to purchase an aggregate of 94,829 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On February 28, 2022, the Company issued warrants to Zygote Ventures to purchase an aggregate of 94,829 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On February 28, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 379,316 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On March 23, 2022, the Company issued warrants to GHS Investments LLC to purchase an aggregate of 60,000 shares of the Company’s Common Stock at an exercise price of $2.0587 per share.

As of March 31, 2022 all warrants remain outstanding.

The following represents a summary of the Warrants outstanding at March 31, 2022, and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	2,002,622	$0.0581
Granted with exercise price $0.058	122,065	$0.0581
BTHE warrants	222,302	$1.7300
Granted with exercise price $1.1717	7,200,459	$1.1717
Exercised/Expired/Forfeited	-	-
Outstanding at December 31, 2021	9,547,448	$0.9369
Granted with exercise price $1.1717	568,973	$1.1717
Granted with exercise price $2.0587	60,000	$2.0587
Exercised/Expired/Forfeited	-	-
Outstanding at March 31, 2022	10,176,421	$0.9566

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

Restricted Stock Units

During year ended December 31, 2021, the company granted 19,783,551 restricted stock units (RSU) to its employees. Of these, 1,542,776 were forfeited due to employee resignations. Restricted stock is valued at the fair market value on the date of grant with expense recognized over the vesting period from June 4, 2021 till February 20, 2023. The Company has recognized an expense for vested RSU within general and administrative expense in the accompanying Statements of Operations of approximately $9,159 and $0 for period ended March 31, 2022 and 2021, respectively.

Options Issued to Directors and Employees as Compensation and to Nonemployees for Services Received

Pursuant to the terms of the 2010 Plan, from 2010 to 2021, the Company has granted an aggregate of 5,340,844 options to its executive officers and employees of the Company and to Nonemployees for Services Received. Of these, 2,763,489 options were exercised or forfeited and 2,577,355 remain outstanding as of December 31, 2021. The exercise prices of these grants, as determined by the Company’s Board of Directors, were $0.058 to $0.46 per share. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations of approximately $20,391 and $28,405 for three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $146,267 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.56 years.

Stock-based Compensation Summary Tables

The following table represents a summary of the options granted to employees and non-employees outstanding at March 31, 2022 and changes during the period then ended:

			Total
		Weighted Average	Weighted Average
	Options	Exercise Price	Intrinsic Value	Remaining Life
Outstanding at December 31, 2021	2,577,335	$0.23	$0.06	5.67
Granted	-	-	-	-
Exercised/Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2022	2,577,335	$0.23	$0.06	5.67
Exercisable at March, 2022	2,358,804	$0.23	$0.06	4.78
Expected to be vested	218,531	$0.29	$0.00	8.64

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the periods ended March 31, 2022 and 2021 are set forth below:

	For the period ended
	March 31, 2022	March 31, 2021
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.97% - 127.09%	54.97% - 122.28%
Risk-free rate	1.09% - 2.82%	0.61% - 2.82%
Term of options	5-10	5-10
Stock price	$0.29	$0.29

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. As the Company’s common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasure notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on the Company’s common stock.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had a secured note payable to Mr. Garrett Gruener, its investor, with a balance of $1,000,000 at June 25, 2021 and December 31, 2020. The note and related accrued interest of $603,778 were exchanged for an equal amount of Convertible Equity in the June 25, 2021 financing. As a result of the exchange as part of the merger, the Company issued a senior secured convertible note to Mr. Garrett Gruener, its investor, with a principal amount of $1,603,778 and 779,025 5-year warrants exercisable at $2.0587. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of March 31, 2022 and December 31, 2021, the note balance was $1,603,778.

The Company has a Senior Secured Convertible Note to Garrett Gruener, its investor, for a principal amount $444,444. As of March 31, 2022 and December 31, 2021, the note net of unamortized discount balance as of March 31, 2022 and December 31, 2021 was $18,519 and $0, respectively.

The Company had accrued salary payable and accounts payable to Mr. Ludvigson, its Chief Executive Officer, with a total balance of $65,000 as of March 31, 2022 and a balance of $50,000 as of December 31, 2021.

Included in the account payable and accrued expenses at March 31, 2022 and December 31, 2021 are amounts due shareholders, officers and directors of Boston Therapeutics in the amounts of $304,973.

The summary of related party balances as of March 31, 2022 and December 31, 2021:

	31-Mar-22	31-Dec-21
Account payable and accrued expenses, related party:
Mr. Ludvigson	65,000	50,000
Loraine Upham	11,995	11,995
Loraine Upham accrued compensation	188,716	188,716
David Platt	4,399	4,399
S. Colin Neill	73,750	73,750
Upham Bioconsulting, LLC	6,113	6,113
Uphambc Consulting	20,000	20,000
	$369,973	$354,973

Senior Secured Convertible note, related party:
Mr. Gruener	1,622,297	1,603,778
	$1,622,297	$1,603,778

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

The Company’s deferred tax asset and valuation allowance at December 31, 2021:

Schedule of Deferred Tax Assets

As of December 31, 2021

NOL at 12/31/20	(93,056,108)

Net income year ended December 31, 2021	(9,465,033)

Loss on debt modification	2,385,204
Interest Expense - Debt Discount	1,511,049
Interest Expense	706,126
Other accrued expenses - CY	547,642
Stock Compensation - Options	139,515
Accrued Vacation – CY	35,152
Compensation – RSU	21,077
Change in fair value of derivative liability	(15,282)
Change in fair value of warrant liability	(438,972)

NOL at 12/31/21	(97,629,630)

Effective rate	21%

Deferred tax asset	(20,502,222)
Valuation allowance	20,502,222

Net deferred tax asset at 12/31/21	-

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

NOTE 16 – EMPLOYEE BENEFIT PLAN

The company established a 401(k) tax deferred saving plan, which permits participants to make contributions by salary deduction pursuant to Section401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the plan. The Company is responsible for administrative cost of the Plan. As of March 31, 2022 and December 31, 2021, the Company has made no contributions to the plan since its inception.

NOTE 17 – SUBSEQUENT EVENTS

In April 2022 3,281 shares of Preferred Stock C were converted into 116,939 shares of common stock of the Company. 5,586 shares of Preferred Stock C are still outstanding and will be converted into 199,131 of common stock of the Company later.

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 as of the date of the report, and believes there are no additional subsequent events to report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company as of March 31, 2022.

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

Results of Operations

Results of operations for the three months ended March 31, 2022 and 2021

The results of operations for the three months ended March 31, 2022 and 2021 were as follows:

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,
	2022	2021

Revenues	$-	$141,778

Operating costs and expenses:
Research and development	861,353	608,771
Selling, general and administrative expenses	1,136,381	388,871
Total operating expenses	1,997,734	997,642
Loss from operations	(1,997,734)	(855,864)

Other income (expense):
Interest income	-	-
Interest expense	(847,299)	(28,643)
Interest expense, related, party	-	(327,943)
Total income (expense)	(847,299)	(356,586)

Loss before income taxes	(2,845,033)	(1,212,450)
Provision for income taxes	-	-
Net loss	$(2,845,033)	$(1,212,450)

Total Revenues

There were no net revenues during the three months ended March 31, 2022. Revenues of $142 thousand in in the first three months of 2021 were related to completion of a BARDA product development contract.

Research and Development

This category includes costs incurred for product and process development, and clinical & regulatory affairs. Costs for the three months ended March 31, 2022 were largely related to further development of the Company’s S-1 Assay Panel for critical infections and for regulatory filing and related activities for an assay for the detection of COVID-19. Costs in the three months ended March 31, 2021 were related to the development of the S1 Assay Panel and development work on the COVID-19 program. All development efforts were for development of the eLab platform.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) for the three months ended March 31, 2022 increased by $748 thousand from the same period in 2021. The increase was due to establishment of a sales and marketing function in 2021 and increased general and administrative costs in 2022 mainly from legal and accounting costs related to the merger and subsequent regulatory filings, insurance, and warrant expense recorded in the first quarter of 2022.

Other Income (Expense)

Other Income (Expense) in 2022 was $847 thousand, an increase in expense of $491 compared to 2021. Other expense in 2022 was primarily composed of amortization of debt discount for the three months ended March 31, 2022. Interest expense of $352 thousand in 2021 is related to issued Secured Notes and Unsecured Convertible Notes used to fund the Company’s operations. These Notes and accrued interest were converted to Preferred Series C stock in 2021 as part of the merger.

Net Loss

The Net Loss for the three months ended March 31, 2022 was $2.8 million versus $1.2 million for the same period in 2021. The increased loss of $1.6 million was largely due to the increase in operating expenses, debt discount amortization and the decrease in revenue.

Liquidity and Capital Resources

Overview

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

On June 25, 2021, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company issued senior secured convertible notes in an aggregate principal amount of approximately $8.4 million for an aggregate purchase price of approximately $7.9 million. Immediately prior to the execution of the agreement described above, we entered into exchange agreements with the holders of outstanding promissory notes with an aggregate principal amount, together with accrued but unpaid interest, of approximately $2.1 million. The holders of the outstanding promissory notes were issued senior secured notes in the financing described above for an aggregate principal amount of $2.1 million. In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of approximately 708.8 million shares of Common Stock (collectively, the “Warrants”). The Company received approximately $5.8 million in funding from the transaction. In February of 2022, an additional $666 thousand of Notes were issued to investors bringing the total senior secured convertible notes issued to $9.1 million.

In March of 2022, the Company entered into a Convertible Preferred stock arrangement and issued 500 shares of Preferred D stock for $500 thousand. The Preferred D investment agreement is expected to provide an additional $2.5 million in funding over the next 6 months.

Cash Flows

As of March 31, 2022, the Company had cash and equivalents of $10 thousand compared to $66 thousand as of March 31, 2021 and outstanding debt of $9.1 million compared to $9.5 million in the same quarter of 2021.

Cash used in operating activities during the three months ended March 31, 2022 was $1.364 million. The net loss of $2.845 million for the three months of 2022 was increased by amortization of the discount from the issue of promissory notes of $815 thousand, which were the significant non-cash expense items.

Cash used by investing activites during 2021 of $23 thousand was primarily for investing in manufacturing equipments and leasehold improvements.

Cash provided by financing activities during three months of 2022 of $1.1 million was primarily related to proceeds from the sale of convertible debt issuances and proceeds of issuance Preffered D stock used to fund company operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

In June 2021, the Company completed a merger with Boston Therapeutics, a publicly held entity. The Company is the majority shareholder of the resulting entity. As part of the merger agreement, substantially all of the Company’s debt has been converted to equity in the merged entity. In addition, and in conjunction with the merger, the Company entered into a Convertible Equity arrangement and as of March 31, 2022 has issued $9.1 million in secured Notes and a received a related cash investment of $6.5 million. In March of 2022, the Company entered into a Convertible Preferred financing agreement with an investor for am amount up to $3 million. $500 thousand of that investment was received in March 2022 and the remainder is expected to be received over the next 6 months.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. There have been no significant changes in our critical accounting estimates during the period ended March 31, 2022.

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

As disclosed in our annual report filing for the year ended December 31, 2021, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None..

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Quarterly Report on Form 10-Q of Nanomix Corporation for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

104*	Cover Page Interactive Data File (formated as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Nanomix Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

Nanomix Corporation

Dated: May 17, 2022	By:	/s/ David Ludvigson
	Name:	David Ludvigson
	Title:	CEO
(Principal Executive Officer and Principal Financial and Accounting Officer)