Form 10-Q
period 2022-06-30
NANOMIX Corp
filed 2022-08-15
CIK 1473579

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2022

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 15, 2022
Common Stock - $0.001 par value	47,809,235

NANOMIX CORPORATION

(UNAUDITED)

NANOMIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	As of June, 30	As of December, 31
	2022	2021
ASSETS
Current assets:
Cash	$8,490	$297,351
Accounts receivable	11,450	-
Prepaid expenses and other current assets	13,975	171,488
Total current assets	33,915	468,839
Deposit	34,550	97,555
Property and equipment, net	302,230	339,318
Operating lease right-of-use assets	617,036	-
Total Assets	$987,731	$905,712

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$945,133	$407,943
Accrued expenses	678,611	726,148
Accounts payable and accrued expenses, related party	389,473	354,973
Accrued interest	385,041	332,561
Convertible note payable, net of discount	200,000	200,000
Notes payable, related party	547,821	547,821
Notes payable marketing	450,000	450,000
Deferred Revenues	293,523	293,523
Operating lease liabilities, current portion	87,527	293,523
Other current liabilities	17,413	12,129
Total current liabilities	3,994,542	3,325,098
Secured Promissory Note, net of discount	3,541,691	2,012,287
Secured Promissory Note, net of discount, related party	2,068,016	1,603,778
Operating lease liabilities, net of current portion	532,190	-
Total Liabilities	10,136,439	6,941,163

Commitments and Contingencies (Note 7)
Preferred stock B; 1,000,000 shares designated, 963,964 shares issued, 0 and 963,964 shares outstanding at June 30, 2022 and December 31, 2021, respectively	-	963,964
Preferred stock C; 1,000,000 shares designated, 1,000,000 shares issued, 5,586 and 1,000,000 shares outstanding at June 30, 2022 and December 31, 2021, respectively	81,950	14,670,633
Preferred stock D; 10,000 shares designated, 500 shares issued, 500 and 0 shares outstanding at June 30, 2022 and December 31, 2021, respectively	600,000	-

Stockholders’ deficit:
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 46,464,455 and 5,300,084 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	46,464	5,300
Additional paid-in capital	102,572,238	85,092,094
Stock payable	2,600	20,375
Accumulated deficit	(112,451,960)	(106,787,817)
Total stockholders’ deficit	(9,830,658)	(21,670,048)
Total Liabilities, Preferred Stock Subject to Redemption and Stockholders’ Deficit	$987,731	$905,712

The accompanying notes are an integral part of the consolidated interim financial statements

BOSTON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$15,450	$-	$15,450	$141,778

Operating costs and expenses:
Research and development	725,126	489,503	1,586,479	1,083,176
Selling, general and administrative expenses	887,638	830,967	2,063,465	1,234,935
Total operating expenses	1,612,764	1,320,470	3,649,944	2,318,111
Loss from operations	(1,597,314)	(1,320,470)	(3,634,494)	(2,176,333)

Other income (expense):
Interest income	1	-	2	1
Interest expense	(893,438)	(83,280)	(1,722,254)	(111,924)
Interest expense, related, party	(125,706)	(244,404)	(144,225)	(572,346)
Change in fair value of derivative liability	-	15,282	0	15,282
Change in fair value of warrant liability	-	438,972	0	438,972
Loss on debt modification	-	(2,385,204)	0	(2,385,204)
Total income (expense)	(1,019,143)	(2,258,634)	(1,866,477)	(2,615,219)

Loss before income taxes	(2,616,457)	(3,579,104)	(5,500,971)	(4,791,552)
Provision for income taxes	-	-	-	-
Net loss	$(2,616,457)	$(3,579,104)	$(5,500,971)	$(4,791,552)

Common stock warrant and preferred stock deemed dividends	(100,000)	-	(163,172)	-

Net loss attributable to common shareholders	$(2,716,457)	$(3,579,104)	$(5,664,143)	$(4,791,552)

Weighted average number of common shares outstanding – basic and diluted	46,357,008	5,300,084	32,722,494	5,300,084

Net loss per common share – basic and diluted	(0.06)	(0.68)	(0.17)	(0.90)

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2022

(unaudited)

	Stockholders’ Deficit
	Common Stock		Stock payable	Additional Paid-in	Total Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2021	5,300,084	$5,300	$20,375	$85,092,094	$(106,787,817)	$(21,670,048)	$15,634,597
Fractional shares rounding	2,757	3		(3)		-
Stock based compensation	-	-	-	52,635	-	52,635
Warrants issued with notes	-	-	-	1,651,480	-	1,651,480
Issuance of Series D Shares	-	-	-	-	(100,000)	(100,000)	600,000
Change in number of warrants pursuant by antidilution issuance				63,172	(63,172)	-
Preferred Stock B conversion into common stock	5,572,045	5,572	-	958,392	-	963,964	(963,964)
Preferred Stock C conversion into common stock	35,445,919	35,445	(20,375)	14,573,612	-	14,588,682	(14,588,683)
Secured Promissary Notes converted into common stock	111,803	112		130,888		131,000
Services compensated by stock issuance	31,847	32		49,968		50,000
Stock options exercised			2,600			2,600
Net loss	-	-	-	-	(5,500,971)	(5,500,971)
Balance, June 30, 2022	46,464,455	$46,464	$2,600	$102,572,238	$(112,451,960)	$(9,830,658)	$681,950

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2021

(unaudited)

	Stockholders’ Deficit
	Common Stock		Stock payable	Additional Paid-in	Total Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2020	4,298	-null-	$-	$44,727,171	$(97,322,784)	$(52,595,613)	$40,070,108
Stock based compensation	-	-	-	5,092,248	-	5,092,248
Issuance of Common Shares	4,700	1	-	23,450	-	23,451
Preferred Stock conversion into common stock	618,687	6	-	40,070,101		40,070,107	(40,070,108)
Notes payable and accrued interest conversion into common stock	571,621	6	-	10,639,610		10,639,616
Preferred Stock C exchange for Nanomix Common Stock	(1,199,306)	(13)	-	(14,670,620)		(14,670,633)	14,670,633
Merge with Boston Therapeutics	5,300,084	5,300	-	(3,870,989)		(3,865,689)	963,964
Loss on debt modification	-	-	-	2,385,204		2,385,204
Net loss	-	-	-	-	(4,791,552)	(4,791,552)
Balance, June 30, 2021	5,300,084	$5,300	$-	$84,396,175	$(102,114,336)	$(17,712,861)	$15,634,597

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,500,971)	$(4,791,552)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	41,725	17,476
Loss from asset disposal	485	-
Stock-based compensation	52,635	59,094
Warrants	136,493	33,154
Discount for issue secured promissory note	-	500,000
Amortization of debt discount	1,804,629	-
Loss on debt modification	-	2,385,204
Change in fair value of derivative liability	-	(15,282)
Change in fair value of warrant liability	-	(438,972)
Leasing	2,681	(39,696)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(11,450)	821
Prepaid expenses	157,513	11,563
Other assets	63,005	-
Accounts payable	604,704	267,823
Accrued expenses	(47,537)	(188,342)
Accounts payable and accrued expenses, related party	34,500	168,706
Accrued Interest	52,480	77,506
Accrued Interest, related party	-	572,346
Other liabilities	5,284	57,693
Net cash used by operating activities	(2,603,824)	(1,322,458)

Cash flows from investing activities:
Purchase of property and equipment	(22,637)	(31,617)
Cash received with merge with Boston Therapeutics	-	63,362
Net cash used by investing activities	(22,637)	31,745

Cash flows from financing activities:
Proceeds from notes payable	-	410,000
Proceeds from notes payable, related party	-	302,500
Proceeds from Secured Promissory Notes	200,000	4,500,000
Proceeds from Secured Promissory Notes, related party	1,635,000
Proceeds from issuance of common stock	-	23,450
Proceeds from issuance of Preferred stock D	500,000	-
Proceeds from options exercised	2,600	-
Net cash provided by financing activities	2,337,600	5,235,950

Net increase (decrease) in cash	(288,861)	3,945,237

Cash at the beginning of the period	297,351	15,098
Cash at the end of the period	$8,490	$3,960,335

Non-cash investing and financing transactions:
Right-of-use asset obtained in exchange for lease obligations	617,036	(110,227)
Lease liability	(619,717)	149,923
Convertible notes payable for accrued expenses	-	50,000
Preferred stock conversion into common stock	15,552,647	40,070,108
Dividend pursuant to warrant number change	-	-
Warrants issued with debt	1,514,986	-
Services compensated by stock issued	50,000	-
Conversion of note payable to common stock	131,000	-
Dividend from issuance preferred stock D	100,000	-

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited.
Information as of December 31, 2021 is derived from audited financial statements)

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. On January 26, 2021, Boston Therapeutics, Inc., a Delaware corporation (the “Company”), BTHE Acquisition Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation (“Nanomix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, Merger Sub merged with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On November 12, 2021, FINRA notified the Company that the name change to “Nanomix Corporation” and the symbol change to “NNMX” would be effective November 15, 2021. As consideration for the Merger, the Company issued to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). On March 22, 2022, 991,133 of such shares of Preferred Stock issued to Nanomix shareholders automatically converted into 35,328,980 shares of common stock of the Company; 3,281 shares of Preferred C Stock were converted into 116,939 of common stock in April 2022 and 5,586 shares of Preferred Stock C are still outstanding and will be converted into 199,131 of common stock of the Company; the warrants assumed at closing may be exercisable into approximately 2,124,687 shares of common stock of the Company and the options and restricted stock units assumed at closing may be exercisable into approximately 5,718,838 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options assumed on the closing date represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger. The merger closed on June 4, 2021. See Note 9

Nanomix has developed an advanced mobile Point-of-Care (POC) diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. Our goal is to provide laboratory quality testing for time sensitive medical conditions, at the first point of contact that a patient has with the healthcare system, no matter where that occurs. The Nanomix eLab® system is CE Marked, a 510(k) is currently in development, and Emergency Use Application (EUA) for COVID testing has been submitted to the FDA. Nanomix intends to market and sell the Nanomix eLab system for the detection and diagnosis of a variety of time sensitive medical conditions.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet realized any significant revenues from its planned operations. The Company had net losses of approximately $5.5 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

Revenues are derived from three sources:

●	Net product sales, and

●	R&D revenue.

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

Product Revenue

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon tendering the product to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Freight and distribution activities on products are performed when the customer obtains control of the goods. The Company has made an accounting policy election to account for shipping and handling activities that occur either when or after goods are tendered to the customer as a fulfillment activity, and therefore recognizes freight and distribution expenses in cost of product sales. The Company excludes certain taxes from the transaction price (e.g., sales, value added and some excise taxes).

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2022, the Company places all of its cash and with one financial institution. Such funds are insured by The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time; however, the Company has not experienced any such losses. At June 30, 2022 and December 31, 2021 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that no allowances for sales returns and doubtful accounts were required at June 30, 2022 and December 31, 2021.

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

For the period ended June 30, 2022, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

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

As of June 30, 2022 and December 31, 2021, there were $293,523 unearned advanced revenues.

Disaggregation of Revenue

The following table disaggregates total revenues for the periods ending June 30, 2022 and 2021:

	Six months Ended
	June 30,
	2022	2021
Net Product sales	$15,450	$-
Government grant income	-	141,778
	$15,450.00	$141,778.00

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	As of June 30,	As of December 31,
	2022	2021
Computer Equipment &Office Equipment	$27,501	$27,453
Lab Equipment	300,112	300,112
Manufacturing Equipment	427,765	435,220
Furniture and fixtures	14,370	14,370
Leasehold Improvements	11,550	20,232
Total property and equipment	781,298	797,387
Accumulated depreciation	(479,068)	(458,069)
Total property and equipment, net of accumulated depreciation	$302,230	$339,318

Depreciation expense was $41,725 and $17,476 for the three months ended June 30, 2022 and 2021, respectively.

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

The Convertible Notes and accrued interest were exchanged into common stock prior to the merger leaving a remaining Convertible notes payable balance of $200,000 as of June 30, 2022 and December 31, 2021. Accrued interest $61,008 and $55,008 was included in accrued interest balance as of June 30, 2022 and December 31, 2021, respectively.

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

During 2021 the company issued notes payable for a total amount of $270,000 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a former director of Boston Therapeutics. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable after one year. Interest accrues on the CJY Note at the rate of 10% per annum. As of June 30, 2022 and December 31, 2021, the balance of the notes payable to CJY totaled $270,000 and are included notes payable. Accrued interest $36,874 and $23,485 was included into accrued interest balance as of June 30, 2022 and December 31, 2021, respectively.

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

The note payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. As of June 30, 2022 and December 31, 2021 the principal balance of the marketing note was $450,000. Accrued interest at June 30, 2022 and December 31, 2021 totaled $144,493 and $126,493, respectively.

As of June 30, 2022, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at June 30, 2022 and December 31, 2021. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

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

On June 4,2021 as a part of merger, the principal amount and accrued interest were converted into 571,621 shares of Common Stock, fully converting the notes and accrued interest as of June 30, 2021. The principal and accrued interest were converted per the terms of the agreement as such no gain or loss was recognized. The merger did not meet the Qualified Investment criteria.

Note Payable and Senior Secured Convertible Notes

In May 2018, the Company issued a secured note payable to a related party for a total amount of $1.0 million with a 90-day maturity. The maturity date of this note was extended by mutual agreement with the note holder and the note was outstanding until June 25, 2021. As of June 25,2021, the Company had $603,778 interest accrued.

On June 25, 2021, the Company and the $1.0 secured million note payable Holder entered into an exchange agreement, whereby the company issued the Holder a Senior Secured Convertible Note in the principal amount of $1,603,778 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 1,368,762 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204 for the year ended December 31, 2021. As of June 30, 2022 and December 31, 2021, the note balance was $1,603,778.

On June 25, 2021, the Company and Gold Blaze Limited Vistra Corporate Services entered into exchange agreement, where the company issued the Gold Blaze Limited Vistra Corporate Services Senior Secured Convertible Note in the principal amount of $500,000 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 426,730 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $500,000. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $250,000 and $125,000, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $125,000 and $0, respectively.

In June 25, 2021, the Company issued a Senior Secured Convertible Note to HT Investment MA LLC for a principal amount $5.0 million and maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 4,267,304 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $4,500,000. Funds received were $4,500,000 net of an original issue discount of $500,000. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $2,500,000 and $1,250,000, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $1,250,000 and $0, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Dr. Harold Parnes for a principal amount $1.2 million and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 1,024,153 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $222,534 and a discount from the relative fair value of warrants issued of $494,802. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $754,654 and $575,320, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $179,334 and $0, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Steve Schrader for a principal amount $131 thousand and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 113,510 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $24,672 and a discount from the relative fair value of warrants issued of $54,598. In May 18, 2022 Senior Secured Convertible Note to Steve Schrader was converted into 111,803 shares of Common Stock and the remaining debt discount was expensed immediately. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $0 and $61,967, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $69,033 and $0, respectively.

In February 28, 2022, , the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 94,829 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $18,519 and $0, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $18,519 and $0, respectively.

In February 28, 2022, , the Company issued a Senior Secured Convertible Note to Gold Blaze Limited Vistra Corporate Services for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 94,829 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $18,519 and $0, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $18,519 and $0, respectively.

In February 28, 2022, , the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $444,444 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 379,316 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $400,000. Funds received were $400,000 net of an original issue discount of $44,444. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $74,074 and $0, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $74,074 and $0, respectively.

In April 26, 2022, , the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $611,111 and maturity date of April 26, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 782,340 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $550,000. Funds received were $550,000 net of an original issue discount of $61,111. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $54,321 and $0, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $54,321 and $0, respectively.

In May 25, 2022, , the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $394,444 and maturity date of May 25, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 504,964 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $77,945 and a discount from the relative fair value of warrants issued of $163,631. Funds received were $355,000 net of an original issue discount of $39,444. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $127,474 and $0, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $14,051 and $0, respectively.

In June 22, 2022, , the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $366,667 and maturity date of June 22, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock. As an incentive to enter into the agreement, the noteholder was also granted 469,404 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $123,410. Funds received were $330,000 net of an original issue discount of $36,667. As of June 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $208,369 and $0, respectively. Discount amortization for the six months ended June 30, 2022 and 2021 was $1,779 and $0, respectively.

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

As of June 30, 2022, the Company has 0 shares of Series B Preferred Stock outstanding.

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

In March 2022 as a result of the Reverse Stock Split, 991,133 shares of Preferred Stock C issued to the Nanomix shareholders converted into 35,328,980 shares of common stock of the Company. In April 2022 3,281 shares of Preferred Stock C were converted into 116,939 shares of common stock of the Company. The remaining 5,586 shares of Preferred Stock are still outstanding.

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

On February 4, 2022 the Company signed a new facility lease agreement moving all operations to a new location. The lease term is from April 1, 2022 to March 31, 2027. Rent expense will be recognized on a straight-line basis over the lease term. See details in Note 8.

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

We recognized a $617,036 right-of-use asset and $619,717 in a related lease liability as of June 30, 2022 for our operating lease. For our operating lease, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The company incurred rent expense, which is included as part of selling, general and administrative expenses, of $127,281 and $138,712 for the six months ended June 30, 2022 and 2021.

The tables below present financial information associated with our lease.

	Balance Sheet	June 30,	December 31,
	Classification	2022	2021

Right-of-use assets	Other long-term assets	$617,036	$0
Current lease liabilities	Other current liabilities	87,527	0
Non-current lease liabilities	Other long-term liabilities	532,190	0

As of June 30, 2022, our maturities of our lease liability are as follows:

30-Jun-22
Maturity of lease liabilities	Operating Leases
2023	$174,701
2024	179,942
2025	185,340
2026	190,900
2027	146,372
Total lease payments	$877,255
Less: Imputed interest	(257,538)
Present value of lease liabilities	$619,717

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

On January 11, 2022, Nanomix Corporation filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-173. Pursuant to the Amendment, every one-hundred and seventy three (173) shares of the Company’s Common Stock issued and outstanding or held in treasury (if any) immediately prior to the effectiveness of Amendment were automatically reclassified as and combined, without further action, into one (1) validly issued, fully paid and nonassessable share of Common Stock. No fractional shares will be issued in connection with the Reverse Stock Split; but rather, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result, additional 2,757 shares of common stock were issued.

In March 2022 as a result of the Reverse Stock Split, all shares of Preferred Stock B converted into 5,572,045 shares of common stock of the Company.

In March and April 2022 as a result of the Reverse Stock Split, 994,414 shares of Preferred Stock C issued to the Nanomix shareholders converted into 35,445,919 shares of common stock of the Company.

On May 18, 2022 Senior Secured Convertible Note to Steve Schrader with principal amount $131,000 was converted into 111,803 shares of Common Stock.

On May 18, 2022 the Company issued 31,847 shares of Common Stock as a compensation for marketing services.

As of June 30, 2022, the Company has 2,000,000,000 authorized shares of common stock, 46,464,455 common shares issued and outstanding with a par value of $0.001.

NOTE 11 – WARRANTS

As described in Note 6, pursuant to issuance convertible notes payable to investors, the Company issued warrants to purchase an aggregate of 1,373,861 shares of the Company’s Common Stock at an exercise price $0.058 per share during 2018 - 2021. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations in the years of warrants issuance of approximately $0 and $33,154 for the six months ended June 30, 2022 and 2021, respectively.

On September 1, 2018, the Company issued warrant to investor to purchase an aggregate of 527,921 shares of the Company’s Common Stock at an exercise price of $0.058 per share.

On January 3, 2020, the Company issued warrants to Fastnet Advisors, LLC. to purchase an aggregate of 96,951 shares of the Company’s Common Stock at an exercise price of $0.058 per share. On December 14, 2020, the Company issued warrants to an outside consultant to purchase an aggregate of 102,178 shares of the Company’s Common Stock at an exercise price of $0.058 per share.

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

On April 26, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 782,340 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On May 25, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 504,964 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On June 22, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 469,404 shares of the Company’s Common Stock at an exercise price of $1.1717 per share.

As of June 30, 2022 all warrants remain outstanding.

The following represents a summary of the Warrants outstanding at June 30, 2022, and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	2,002,622	$0.0581
Granted with exercise price $0.058	122,065	$0.0581
BTHE warrants	222,302	$1.7300
Granted with exercise price $1.1717	7,200,459	$1.1717
Exercised/Expired/Forfeited	-	-
Outstanding at December 31, 2021	9,547,448	$0.9369
Granted with exercise price $1.1717	2,325,681	$1.1717
Granted with exercise price $2.0587	60,000	$2.0587
Exercised/Expired/Forfeited	-	-
Outstanding at June 30, 2022	11,933,129	$0.9883

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

Restricted Stock Units

During year ended December 31, 2021, the company granted 3,407,207 restricted stock units (RSU) to its employees. Of these, 265,704 were forfeited due to employee resignations in year ended December 31, 2021 and 43,056 were forfeited in the six month period ended June 30, 2022. Restricted stock is valued at the fair market value on the date of grant with expense recognized over the vesting period from June 4, 2021 till February 20, 2023. The Company has recognized an expense for vested RSU within general and administrative expense in the accompanying Statements of Operations of approximately $18,192 and $0 for period ended June 30, 2022 and 2021, respectively.

Options Issued to Directors and Employees as Compensation and to Nonemployees for Services Received

Pursuant to the terms of the 2010 Plan, from 2010 to 2021, the Company has granted an aggregate of 5,340,844 options to its executive officers and employees of the Company and to Nonemployees for Services Received. Of these, 2,763,489 options were exercised or forfeited and 2,577,355 remain outstanding as of December 31, 2021. During period of six month ended June 30, 2022 44,779 options were exercised and 2,532,556 remain outstanding as of June 30, 2022. The exercise prices of these grants, as determined by the Company’s Board of Directors, were $0.058 to $0.46 per share. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations of approximately $34,443 and $59,094 for six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was approximately $110,379 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.31 years.

Stock-based Compensation Summary Tables

The following table represents a summary of the options granted to employees and non-employees outstanding at June 30, 2022 and changes during the period then ended:

			Total
		Weighted Average	Weighted Average
	Options	Exercise Price	Intrinsic Value	Remaining Life
Outstanding at December 31, 2021	2,577,335	$0.23	$0.06	5.42
Granted	-	-	-	-
Exercised/Expired/Forfeited	(44,779)	-0.06	-	-
Outstanding at June 30, 2022	2,532,556	$0.23	$0.06	5.42
Exercisable at June 30, 2022	2,345,230	$0.23	$0.06	4.53
Expected to be vested	187,326	$0.29	$0.00	8.39

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the periods ended June 30, 2022 and 2021 are set forth below:

	For the period ended
	June 30, 2022	June 30, 2021
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.97% - 127.09%	54.97% - 127.15%
Risk-free rate	1.09% - 3.16%	0.70% - 2.82%
Term of options	5-10	5-10
Stock price	$0.03-$2.70	$0.29

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. As the Company’s common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasure notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on the Company’s common stock.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had a secured note payable to Mr. Garrett Gruener, its investor, with a balance of $1,000,000 at June 25, 2021 and December 31, 2020. The note and related accrued interest of $603,778 were exchanged for an equal amount of Convertible Equity in the June 25, 2021 financing. As a result of the exchange as part of the merger, the Company issued a senior secured convertible note to Mr. Garrett Gruener, its investor, with a principal amount of $1,603,778 and 779,025 5-year warrants exercisable at $2.0587. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of June 30, 2022 and December 31, 2021, the note balance was $1,603,778.

The Company has a Senior Secured Convertible Notes to Garrett Gruener, its investor, for a principal amount $1,816,666. As of June 30, 2022 and December 31, 2021, the note net of unamortized discount balance was $464,238 and $0, respectively.

The Company had accrued salary payable and accounts payable to Mr. Ludvigson, its Chief Executive Officer, with a total balance of $84,500 as of June 30, 2022 and a balance of $50,000 as of December 31, 2021.

Included in the account payable and accrued expenses at June 30, 2022 and December 31, 2021 are amounts due shareholders, officers and directors of Boston Therapeutics in the amounts of $304,973.

The summary of related party balances as of June 30, 2022 and December 31, 2021:

	30-Jun-22	31-Dec-21
Account payable and accrued expenses, related party:
Mr. Ludvigson	84,500	50,000
Loraine Upham	11,995	11,995
Loraine Upham accrued compensation	188,716	188,716
David Platt	4,399	4,399
S. Colin Neill	73,750	73,750
Upham Bioconsulting, LLC	6,113	6,113
Uphambc Consulting	20,000	20,000
	$389,473	$354,973

Senior Secured Convertible note, related party:
Mr. Gruener	2,068,016	1,603,778
	$2,068,016	$1,603,778

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

As of December 31, 2020, the Company has federal and state net operating loss carryforward of approximately $93.0 million and $57.8 million available to reduce future taxable income, if any, for Federal and state income tax purposes. The Company experienced a Section 382 change of ownership in connection with the merger in 2021, thereby subjecting net operating loss carryovers generated previously to limitations on utilization. To-date, these limitations have not had an impact on the Company’s reported income tax.

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

NOTE 16 – EMPLOYEE BENEFIT PLAN

The company established a 401(k) tax deferred saving plan, which permits participants to make contributions by salary deduction pursuant to Section401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the plan. The Company is responsible for administrative cost of the Plan. As of June 30, 2022 and December 31, 2021, the Company has made no contributions to the plan since its inception.

NOTE 17 – SUBSEQUENT EVENTS

July 2022 Stock Issuance

On July 12, 2022 the Company issued 150,000 shares of Common Stock as a compensation for marketing services.

On July 12, 2022 the Company issued 150,000 shares of Common Stock as a compensation for PR/IR services.

On July 12, 2022 the Company issued 1,000,000 shares of Common Stock as a compensation for advisory services for the engagement period.

On July 21, 2021, a Nanomix, Inc stock option was exercised for 44,779 shares with an exercise price of $0.05806 per share for a total amount of $2,600.

July 2022 Private placement

In July 2022, Nanomix Corporation entered into a securities purchase agreement with Garrett Gruener, a Director of the Company, pursuant to which the Company issued a senior secured convertible note in a principal amount of $749,999 for an aggregate purchase price of $675,000. The Note has a term of twenty-four months and mature in July 2024, unless earlier converted or extended under certain conditions as set forth in the Note (the “Maturity Date”). On the Maturity Date, the Company shall pay to the Investor an amount in cash representing 115% of all outstanding principal amount and any other amounts which may be due under the Notes. Upon an Event of Default (as defined in the Notes), the Notes accrue interest at a rate of 14% per annum.

August 2022 Private placement

In August 2022, Nanomix Corporation entered into a securities purchase agreement with Jerry Fiddler, a Director of the Company, pursuant to which the Company issued a senior secured convertible note in a principal amount of $333,333 for an aggregate purchase price of $300,000. The Note has a term of twenty-four months and mature in July 2024, unless earlier converted or extended under certain conditions as set forth in the Note (the “Maturity Date”). On the Maturity Date, the Company shall pay to the Investor an amount in cash representing 115% of all outstanding principal amount and any other amounts which may be due under the Notes. Upon an Event of Default (as defined in the Notes), the Notes accrue interest at a rate of 14% per annum.

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

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company as of June 30, 2022.

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

Our initial product development focus is on testing for critical medical conditions where rapidly available information is needed to help inform clinical decision making. The Nanomix S1 Assay Panel is designed to provide information about critical infections, including sepsis, in less than 15 minutes. The S1 Assay Panel has received CE marking. Future product development efforts for other critical conditions are planned for development.

Results of Operations

Results of operations for the six months ended June 30, 2022 and 2021

The results of operations for the six months ended June 30, 2022 and 2021 were as follows:

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	June 30,
	2022	2021

Revenues	$15,450	$141,778

Operating costs and expenses:
Research and development	1,586,479	1,083,176
Selling, general and administrative expenses	2,063,465	1,234,935
Total operating expenses	3,649,944	2,318,111
Loss from operations	(3,634,494)	(2,176,333)

Other income (expense):
Interest income	2	1
Interest expense	(1,722,254)	(111,924)
Interest expense, related, party	(144,225)	(572,346)
Change in fair value of derivative liability	-	15,282
Change in fair value of warrant liability	-	438,972
Loss on debt modification	-	(2,385,204)
Total income (expense)	(1,866,477)	(2,615,219)

Loss before income taxes	(5,500,971)	(4,791,552)
Provision for income taxes	-	-
Net loss	$(5,500,971)	$(4,791,552)

Total Revenues

Total net revenues during six months ended June 30, 2022 were $15 thousand, a decrease of $127 thousand compared to the first six months of 2021. Revenues in the first six months of 2022 were from product sales while revenues in the first six months of 2021 were related to completion of a BARDA product development contract.

Research and Development

This category includes costs incurred for product and process development, and clinical & regulatory affairs. Costs for the six months ended June 30, 2022 of $1,6 million were largely related to further development of the Company’s S-1 Assay Panel for critical infections and for regulatory filing and related activities for an assay for the detection of COVID-19. Costs of $1.1 million in the six months ended June 30, 2021 were related to the development of the S1 Assay Panel and development work on the COVID-19 program. All development efforts were for development of the eLab platform.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) for the six months ended June 30, 2022 increased by $829 thousand from the same period in 2021. The increase was due to establishment of a sales and marketing function in 2021 and increased general and administrative costs in 2022 mainly from legal and accounting costs related to the merger and subsequent regulatory filings, insurance, and warrant expense recorded in the six months of 2022.

Other Income (Expense)

Other Expense in 2022 was $1,866 thousand, a decrease in expense of $749 thousand compared to 2021. Other expense in 2022 was primarily composed of amortization of the previously recorded debt discount for the six months ended June 30, 2022. Other expense in 2021 is primarily composed of loss on debt modification of $2,385 thousand for the six months of 2021 resulting from the exchange of a Nanomix secured Note and related accrued interest for a Senior Secured Convertible Note as part of the merger. These Notes and accrued interest were converted to Preferred Series C stock in 2021 as part of the merger.

Net Loss

The Net Loss for the six months ended June 30, 2022 was $5.5 million versus $4.8 million for the same period in 2021. The increased loss of $0.7 million was largely due to the increase in operating expenses and the decrease in revenue.

Liquidity and Capital Resources

Overview

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

On June 25, 2021, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company issued senior secured convertible notes in an aggregate principal amount of approximately $8.4 million for an aggregate purchase price of approximately $7.9 million. Immediately prior to the execution of the agreement described above, we entered into exchange agreements with the holders of outstanding promissory notes with an aggregate principal amount, together with accrued but unpaid interest, of approximately $2.1 million. The holders of the outstanding promissory notes were issued senior secured notes in the financing described above for an aggregate principal amount of $2.1 million. In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of approximately 708.8 million shares of Common Stock (collectively, the “Warrants”). The Company received approximately $5.8 million in funding from the transaction. In 2022, an additional $2,039 thousand of Notes were issued to investors bringing the total senior secured convertible notes issued to $10.3 million.

In March of 2022, the Company entered into a Convertible Preferred stock arrangement and issued 500 shares of Preferred D stock for $500 thousand. The Preferred D investment agreement was to provide an additional $2.5 million in funding over the next 6 months. The Company is in discussions to potentially terminate or amend the agreement.

Cash Flows

As of June 30, 2022, the Company had cash and equivalents of $8 thousand compared to $3.96 million as of June 30, 2021 and outstanding debt of $10.3 million compared to $2.0 million in the same quarter of 2021.

Cash used in operating activities during the six months ended June 30, 2022 was $2.604 million. The net loss of $5.5 million for the six months of 2022 was increased by amortization of the discount from the issue of promissory notes of $1,805 thousand and change in Accounts payable of $605 thousand, which were the significant non-cash expense items.

Cash used by investing activities during the six months ended June 30, 2022 of $23 thousand was primarily for investing in manufacturing equipment and leasehold improvements.

Cash provided by financing activities during first six months of 2022 of $2.3 million was primarily related to proceeds from the sale of convertible debt issuances and proceeds of issuance Preferred D stock used to fund company operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

In June 2021, the Company completed a merger with Boston Therapeutics, a publicly held entity. The Company is the majority shareholder of the resulting entity. As part of the merger agreement, substantially all of the Company’s debt has been converted to equity in the merged entity. In addition, and in conjunction with the merger, the Company entered into a Convertible Equity arrangement and as of June 30, 2022 has issued $9.1 million in secured Notes and a received a related cash investment of $6.5 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None..

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Quarterly Report on Form 10-Q of Nanomix Corporation for the quarter ended June 30, 2021 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

104*	Cover Page Interactive Data File (formated as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Nanomix Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

Nanomix Corporation

Dated: August 15, 2022	By:	/s/ Thomas Schlumpberger
	Name:	Thomas Schlumpberger
	Title:	CEO
(Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ David Ludvigson
	Name:	David Ludvigson
	Title:	Interim CFO
(Principal Financial and Accounting Officer)