Form 10-Q
period 2022-09-30
NANOMIX Corp
filed 2022-11-14
CIK 1473579

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2022
Common Stock - $0.001 par value	48,478,527

NANOMIX CORPORATION

(UNAUDITED)

NANOMIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	As of September, 30	As of December, 31
	2022	2021
ASSETS
Current assets:
Cash	$49,707	$297,351
Accounts receivable	4,652	-
Prepaid expenses and other current assets	13,975	171,488
Total current assets	68,334	468,839
Deposit	68,739	97,555
Property and equipment, net	281,703	339,318
Operating lease right-of-use assets	593,993	-
Total Assets	$1,012,769	$905,712

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$825,704	$407,943
Accrued expenses	681,179	726,148
Accounts payable and accrued expenses, related party	395,580	354,973
Accrued interest	410,679	332,561
Convertible note payable, net of discount	200,000	200,000
Notes payable, related party	547,821	547,821
Notes payable marketing	450,000	450,000
Deferred Revenues	293,523	293,523
Operating lease liabilities, current portion	92,167	-
Other current liabilities	-	12,129
Total current liabilities	3,896,653	3,325,098
Secured Promissory Note, net of discount	4,615,160	2,012,287
Secured Promissory Note, net of discount, related party	3,094,972	1,603,778
Operating lease liabilities, net of current portion	507,186	-
Total Liabilities	12,113,971	6,941,163

Commitments and Contingencies (Note 7)
Preferred stock B; 1,000,000 shares designated, 963,964 shares issued, 0 and 963,964 shares outstanding at September 30, 2022 and December 31, 2021, respectively	-	963,964
Preferred stock C; 1,000,000 shares designated, 1,000,000 shares issued, 1,008 and 1,000,000 shares outstanding at September 30, 2022 and December 31, 2021, respectively	14,788	14,670,633
Preferred stock D; 10,000 shares designated, 500 shares issued, 500 and 0 shares outstanding at September 30, 2022 and December 31, 2021, respectively	600,000	-

Stockholders’ deficit:
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 47,972,415 and 5,300,084 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	47,972	5,300
Additional paid-in capital	104,387,920	85,092,094
Stock payable	112,000	20,375
Accumulated deficit	(116,263,882)	(106,787,817)
Total stockholders’ deficit	(11,715,990)	(21,670,048)
Total Liabilities, Preferred Stock Subject to Redemption and Stockholders’ Deficit	$1,012,769	$905,712

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$15,450	$141,778

Operating costs and expenses:
Research and development	823,900	971,127	2,410,379	2,075,255
Selling, general and administrative expenses	2,117,402	784,556	4,180,867	1,998,540
Total operating expenses	2,941,302	1,755,683	6,591,246	4,073,795
Loss from operations	(2,941,302)	(1,755,683)	(6,575,796)	(3,932,017)

Other income (expense):
Interest income	1	(1)	2	1
Interest expense	(835,578)	(718,605)	(2,557,832)	(830,529)
Interest expense, related, party	(247,532)	-	(391,757)	(572,347)
Other income	212,490	-	212,490
Change in fair value of derivative liability	-	-	-	15,282
Change in fair value of warrant liability	-	-	-	438,972
Loss on debt modification	-	-	-	(2,385,204)
Total income (expense)	(870,619)	(718,606)	(2,737,097)	(3,333,825)

Loss before income taxes	(3,811,921)	(2,474,289)	(9,312,893)	(7,265,842)
Provision for income taxes	-	-	-	-
Net loss	$(3,811,921)	$(2,474,289)	$(9,312,893)	$(7,265,842)

Common stock warrant and preferred stock deemed dividends	-	-	(163,172)	-

Net loss attributable to common shareholders	$(3,811,921)	$(2,474,289)	$(9,476,065)	$(7,265,842)

Weighted average number of common shares outstanding – basic and diluted	47,659,601	5,300,084	37,756,244	5,300,084

Net loss per common share – basic and diluted	(0.08)	(0.47)	(0.25)	(1.37)

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2022

(unaudited)

	Stockholders’ Deficit
	Common Stock		Stock payable	Additional Paid-in	Total Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2021	5,300,084	$5,300	$20,375	$85,092,094	$(106,787,817)	$(21,670,048)	$15,634,597
Fractional shares rounding	2,757	3		(3)		-
Stock based compensation	-	-	-	312,070	-	312,070
Warrants issued with notes and preferred stock	-	-	-	2,333,472	-	2,333,472
Issuance of Series D Shares	-	-	-	-	(100,000)	(100,000)	600,000
Change in number of warrants pursuant by antidilution issuance				63,172	(63,172)	-
Preferred Stock B conversion into common stock	5,572,045	5,572	-	958,392	-	963,964	(963,964)
Preferred Stock C conversion into common stock	35,609,100	35,609	(20,375)	14,640,611	-	14,655,845	(14,655,845)
Secured Promissary Notes converted into common stock	111,803	112		130,888		131,000
Services compensated by stock issuance	1,331,847	1,332	112,000	854,668		968,000
Stock options exercised	44,779	44	-	2,556		2,600
Net loss	-	-	-	-	(9,312,893)	(9,312,893)
Balance, September 30, 2022	47,972,415	$47,972	$112,000	$104,387,920	$(116,263,882)	$(11,715,990)	$614,788

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2021

(unaudited)

	Stockholders’ Deficit
	Common Stock		Stock payable	Additional Paid-in	Total Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2020	4,298	-null-	$-	$44,727,171	$(97,322,784)	$(52,595,613)	$40,070,108
Stock based compensation	-	-	-	5,913,901	-	5,913,901
Issuance of Common Shares	4,700	1	-	23,450	-	23,451
Preferred Stock conversioninto common stock	618,687	6	-	40,070,101		40,070,107	(40,070,108)
Notes payable and accrued interest conversion into common stock	571,621	6	-	10,639,610		10,639,616
Preferred Stock C exchange for Nanomix Common Stock	(1,199,306)	(13)	-	(14,670,620)		(14,670,633)	14,670,633
Merge with Boson Therapeutics	5,300,084	5,300	-	(3,870,989)		(3,865,689)	963,964
Loss on debt modification	-	-	-	2,385,204		2,385,204
Common stock purchase	-	-	-	(202,188)		(202,188)
Net loss	-	-	-	-	(7,265,842)	(7,265,842)
Balance, September 30, 2021	5,300,084	$5,300	$-	$85,015,640	$(104,588,626)	$(19,567,686)	$15,634,597

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Nine Months
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,312,893)	$(7,265,842)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	63,196	41,571
Loss from asset disposal	485	-
Stock-based compensation	312,070	84,140
Warrants	136,493	33,154
Services compensated by stock issuance	968,000	-
Amortization of debt discount	2,862,046	690,819
Loss on debt modification	-	2,385,204
Change in fair value of derivative liability	-	(15,284)
Change in fair value of warrant liability	-	(438,972)
Leasing	5,360	(59,544)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(4,652)	821
Prepaid expenses	157,513	(6,688)
Other assets	28,816	-
Accounts payable	435,276	(306,460)
Accrued expenses	(44,969)	(222,317)
Accounts payable and accrued expenses, related party	40,607	166,257
Accrued Interest	78,118	103,030
Accrued Interest, related party	-	572,346
Other liabilities	(12,129)	(3,041)
Net cash used by operating activities	(4,286,663)	(4,240,806)

Cash flows from investing activities:
Purchase of property and equipment	(23,581)	(318,308)
Cash received with merge with Boston Therapeutics	-	63,362
Net cash used by investing activities	(23,581)	(254,946)

Cash flows from financing activities:
Proceeds from notes payable	-	410,000
Proceeds from notes payable, related party	-	352,500
Repayments of notes payable - related parties	-	(50,000)
Proceeds from Secured Promissory Notes	500,000	6,331,000
Proceeds from Secured Promissory Notes, related party	3,060,000
Proceeds from issuance of common stock	-	23,451
Proceeds from issuance of Preferred stock D	500,000	-
Proceeds from options exercised	2,600	-
Re-purchase of Nanomix common shares	-	(202,188)
Net cash provided by financing activities	4,062,600	6,864,763

Net increase (decrease) in cash	(247,644)	2,369,011

Cash at the beginning of the period	297,351	15,098
Cash at the end of the period	$49,707	$2,384,109

Non-cash investing and financing transactions:
Right-of-use asset obtained in exchange for lease obligations	593,993	(169,636)
Lease liability	(599,353)	229,180
Convertible notes payable for accrued expenses	-	50,000
Preferred stock conversion into common stock	15,619,809	40,070,108
Secured promissory note for related party note payable		1,603,778
Common stock for convertible note payable		10,639,615
Discount for beneficial conversion feature and warrants issued with notes		5,796,609
Dividend pursuant to warrant number change	63,172	-
Warrants issued with debt	2,196,979	-
Conversion of note payable to common stock	131,000	-
Dividend from issuance preferred stock D	100,000	-

The accompanying notes are an integral part of the consolidated interim financial statements

NANOMIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited.
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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet realized any significant revenues from its planned operations. The Company had net losses of approximately $9.3 million and $7.3 million for the nine months ended September 30, 2022 and 2021, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2022, the Company places all of its cash and with one financial institution. Such funds are insured by The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time; however, the Company has not experienced any such losses. At September 30, 2022 and December 31, 2021 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that there are $6,798 and $0 allowances for sales returns and doubtful accounts were required at September 30, 2022 and December 31, 2021.

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

Other Income

Other income of $212,490 in 2022 is from sale of the domain rights for nano.com to a third party for $250,000 net of escrow fees.

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

For the period ended September 30, 2022, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

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

As of September 30, 2022 and December 31, 2021, there were $293,523 unearned advanced revenues.

Disaggregation of Revenue

The following table disaggregates total revenues for the periods ending September 30, 2022 and 2021:

	Nine months Ended
	September 30,
	2022	2021
Net Product sales	$15,450	$-
Government grant income	-	141,778
	$15,450.00	$141,778.00

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	As of September 30,	As of December 31,
	2022	2021
Computer Equipment &Office Equipment	$28,446	$27,453
Lab Equipment	300,112	300,112
Manufacturing Equipment	427,765	435,220
Furniture and fixtures	14,370	14,370
Leasehold Improvements	11,550	20,232
Total property and equipment	782,243	797,387
Accumulated depreciation	(500,540)	(458,069)
Total property and equipment, net of accumulated depreciation	$281,703	$339,318

Depreciation expense was $63,196 and $41,571 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Convertible Notes and accrued interest were exchanged into common stock prior to the merger leaving a remaining Convertible notes payable balance of $200,000 as of September 30, 2022 and December 31, 2021. Accrued interest $64,008 and $55,008 was included in accrued interest balance as of September 30, 2022 and December 31, 2021, respectively.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of September 30, 2022 and December 31, 2021, the balance of the notes payable to Dr. Platt totaled $277,821 and are included in notes payable. Accrued interest $149,498 and $127,575 was included into accrued interest balance as of September 30, 2022 and December 31, 2021, respectively.

During 2021 the company issued notes payable for a total amount of $270,000 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a former director of Boston Therapeutics. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable after one year. Interest accrues on the CJY Note at the rate of 10% per annum. As of June 30, 2022 and December 31, 2021, the balance of the notes payable to CJY totaled $270,000 and are included notes payable. Accrued interest $43,679 and $23,485 was included into accrued interest balance as of September 30, 2022 and December 31, 2021, respectively.

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

The note payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. As of June 30, 2022 and December 31, 2021 the principal balance of the marketing note was $450,000. Accrued interest at September 30, 2022 and December 31, 2021 totaled $153,493 and $126,493, respectively.

As of June 30, 2022, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at September 30, 2022 and December 31, 2021. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

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

On June 4, 2021 as a part of merger, the principal amount and accrued interest were converted into 17,014,711 shares of Common Stock, fully converting the notes and accrued interest as of June 30, 2021. The principal and accrued interest were converted per the terms of the agreement as such no gain or loss was recognized. The merger did not meet the Qualified Investment criteria.

Note Payable and Senior Secured Convertible Notes

In May 2018, the Company issued a secured note payable to a related party for a total amount of $1.0 million with a 90-day maturity. The maturity date of this note was extended by mutual agreement with the note holder and the note was outstanding until June 25, 2021. As of June 25,2021, the Company had $603,778 interest accrued.

On June 25, 2021, the Company and the $1.0 secured million note payable Holder entered into an exchange agreement, whereby the company issued the Holder a Senior Secured Convertible Note in the principal amount of $1,603,778 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 1,368,762 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204 for the year ended December 31, 2021. As of September 30, 2022 and December 31, 2021, the note balance was $1,603,778.

On June 25, 2021, the Company and Gold Blaze Limited Vistra Corporate Services entered into exchange agreement, where the company issued the Gold Blaze Limited Vistra Corporate Services Senior Secured Convertible Note in the principal amount of $500,000 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 426,730 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $500,000. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $312,500 and $125,000, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $187,500 and $62,500, respectively.

In June 25, 2021, the Company issued a Senior Secured Convertible Note to HT Investment MA LLC for a principal amount $5.0 million and maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 4,267,304 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $4,500,000. Funds received were $4,500,000 net of an original issue discount of $500,000. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $3,125,000 and $1,250,000, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $1,875,000 and $625,000, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Dr. Harold Parnes for a principal amount $1.2 million and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 1,024,153 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $222,534 and a discount from the relative fair value of warrants issued of $494,802. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $844,321 and $575,320, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $269,001 and $2,988, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Steve Schrader for a principal amount $131 thousand and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 113,510 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $24,672 and a discount from the relative fair value of warrants issued of $54,598. In May 18, 2022 Senior Secured Convertible Note to Steve Schrader was converted into 111,803 shares of Common Stock and the remaining debt discount was expensed immediately. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $0 and $61,967, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $69,033 and $330, respectively.

In February 28, 2022, the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 94,829 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $32,407 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $32,407 and $0, respectively.

In February 28, 2022, the Company issued a Senior Secured Convertible Note to Gold Blaze Limited Vistra Corporate Services for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 94,829 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $32,407 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $32,407 and $0, respectively.

In February 28, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $444,444 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 379,316 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $400,000. Funds received were $400,000 net of an original issue discount of $44,444. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $129,630 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $129,630 and $0, respectively.

In April 26, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $611,111 and maturity date of April 26, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 782,340 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $550,000. Funds received were $550,000 net of an original issue discount of $61,111. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $130,710 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $130,710 and $0, respectively.

In May 25, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $394,444 and maturity date of May 25, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 504,964 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $77,945 and a discount from the relative fair value of warrants issued of $163,631. Funds received were $355,000 net of an original issue discount of $39,444. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $162,602 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $49,179 and $0, respectively.

In June 22, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $366,667 and maturity date of June 22, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 469,404 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $123,410. Funds received were $330,000 net of an original issue discount of $36,667. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $228,378 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $21,788 and $0, respectively.

In July 13, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $194,444 and maturity date of July 13, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 248,926 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $65,007. Funds received were $175,000 net of an original issue discount of $19,444. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $119,025 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $9,032 and $0, respectively.

In July 27, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $555,556 and maturity date of July 27, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 711,217 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $162,607 and a discount from the relative fair value of warrants issued of $238,247. Funds received were $500,000 net of an original issue discount of $55,556. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $139,082 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $39,936 and $0, respectively.

In August 9, 2022, the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $333,333 and maturity date of August 9, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 284,487 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $36,417. Funds received were $300,000 net of an original issue discount of $33,333. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $268,524 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $4,941 and $0, respectively.

In August 23, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $555,556 and maturity date of August 23, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 711,217 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $115,927. Funds received were $500,000 net of an original issue discount of $55,556. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $392,886 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $8,812 and $0, respectively.

In September 9, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $277,778 and maturity date of September 9, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 355,609 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $63,789. Funds received were $250,000 net of an original issue discount of $27,778. As of September 30, 2022 and December 31, 2021, the note was shown net of unamortized discount of $392,886 and $0, respectively. Discount amortization for the nine months ended September 30, 2022 and 2021 was $2,671 and $0, respectively.

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

As of December 31, 2021, the Company had 963,964 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by paying the monetary value in cash upon a liquidation event due to the liquidation preferences of the Series B Preferred Stock based upon its designation.

The Series B preferred stock shares are accounted for outside of permanent equity due to the terms of cash-redemption features.

In March 2022 as a result of the Reverse Stock Split, all shares of Preferred Stock B converted into 5,572,045 shares of common stock of the Company.

As of September 30, 2022, the Company has 0 shares of Series B Preferred Stock outstanding.

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

In March 2022 as a result of the Reverse Stock Split, 991,133 shares of Preferred Stock C issued to the Nanomix shareholders converted into 35,328,980 shares of common stock of the Company. In April 2022 3,281 shares of Preferred Stock C were converted into 116,939 shares of common stock of the Company. In September 2022 4,578 shares of Preferred Stock C were converted into 163,181 shares of common stock of the Company. As of September 30, 2022, the remaining 1,008 shares of Preferred Stock are still outstanding.

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

We recognized a $593,993 right-of-use asset and $599,353 in a related lease liability as of September 30, 2022 for our operating lease. For our operating lease, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The company incurred rent expense, which is included as part of selling, general and administrative expenses, of $175,215 and $209,487 for the nine months ended September 30, 2022 and 2021, respectively.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Right-of-use assets	Other long-term assets	$593,993	$0
Current lease liabilities	Other current liabilities	92,167	0
Non-current lease liabilities	Other long-term liabilities	507,186	0

As of September 30, 2022, our maturities of our lease liability are as follows:

September 30, 2022
Maturity of lease liabilities	Operating Leases
2023	$176,001
2024	181,281
2025	186,719
2026	192,321
2027	97,582
Total lease payments	$833,904
Less: Imputed interest	(234,551)
Present value of lease liabilities	$599,353

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

On January 25, 2021, the Company issued 1,214 common shares for option exercise with exercise price $1.73 per share.

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

On July 21, 2022, the Company issued 44,779 common shares for option exercise with an exercise price of $0.05806 per share for a total amount of $2,600.

On September 13, 2022, 4,578 shares of Preferred Stock C issued to the Nanomix shareholders converted into 163,181 shares of common stock of the Company.

On September 26, 2022 the company signed an agreement for advisory services with compensation 400,000 common shares and fair value $112,000. As of September 30, 2022 the shares weren’t issued and were recorded as stock payable.

As of September 30, 2022, the Company has 2,000,000,000 authorized shares of common stock, 47,972,415 common shares issued and outstanding with a par value of $0.001.

NOTE 11 – WARRANTS

As described in Note 6, pursuant to issuance convertible notes payable to investors, the Company issued warrants to purchase an aggregate of 1,373,861 shares of the Company’s Common Stock at an exercise price $0.058 per share during 2018 - 2021. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations in the years of warrants issuance of approximately $0 and $33,154 for the nine months ended September 30, 2022 and 2021, respectively.

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

On July 13, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 248,926 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On July 27, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 711,217 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On August 9, 2022, the Company issued warrants to Zygote Ventures to purchase an aggregate of 284,487 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On August 23, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 711,217 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On September 9, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 355,609 shares of the Company’s Common Stock at an exercise price of $1.1717 per share.

As of September 30, 2022 all warrants remain outstanding.

The following represents a summary of the Warrants outstanding at September 30, 2022, and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	2,002,622	$0.0581
Granted with exercise price $0.058	122,065	$0.0581
BTHE warrants	222,302	$1.7300
Granted with exercise price $1.1717	7,200,459	$1.1717
Exercised/Expired/Forfeited	-	-
Outstanding at December 31, 2021	9,547,448	$0.9369
Granted with exercise price $1.1717	4,637,137	$1.1717
Granted with exercise price $2.0587	60,000	$2.0587
Exercised/Expired/Forfeited	-	-
Outstanding at September 30, 2022	14,244,585	$1.0180

NOTE 12 – STOCK-BASED COMPENSATION

Terms of the Company’s share-based compensation are governed by the Company’s 2021 Equity Incentive Plan (“the 2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options, restricted stocks, and stock purchase rights to the Company’s employees, outside directors and consultants; however incentive stock options may only be granted to the Company’s employees. As of June 30, 2021, the maximum aggregate number of shares of common stock that may be issued is (i) 5,497,977 shares plus (ii) any (A) shares subject to equity awards granted under the Company’s 2010 Stock Plan or the Company’s 2011 Non-Qualified Stock Plan or equity awards granted under the Nanomix, Inc. 2010 Equity Incentive Plan that are assumed by the Company (the “Prior Plan Awards”) that, on or after the Effective Date (as defined below), expire or otherwise terminate without having been exercised or issued in full, (B) shares that, on or after the Effective Date, are tendered to or withheld by the Company for payment of an exercise price of Prior Plan Awards or for tax withholding obligations with respect to Prior Plan Awards, or (C) shares issued pursuant to Prior Plan Awards that, on or after the Effective Date, are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to the foregoing clause (ii) equal to 5,718,838 Shares, subject to adjustment due the effect of any stock split, stock dividend, combination, recapitalization or similar transaction. The exercise price for each option is determined by the Board of Directors, but will be (i) in the case of an incentive stock option, (A) granted to an employee who, at the time of grant of such option, is a 10% Holder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2021 Plan shall vest as determined by the Board of Directors but shall not exceed a ten-year period.

Restricted Stock Units

During year ended December 31, 2021, the company granted 3,407,207 restricted stock units (RSU) to its employees. Of these, 265,704 were forfeited due to employee resignations in year ended December 31, 2021. During the nine months period ended September 30, 2022 230,612 were forfeited and 505,000 RSUs were granted. Restricted stock is valued at the fair market value on the date of grant with expense recognized over the vesting period from June 4, 2021 till February 20, 2023. The Company has recognized an expense for vested RSU within general and administrative expense in the accompanying Statements of Operations of approximately $153,487 and $0 for period ended September 30, 2022 and 2021, respectively.

Options Issued to Directors and Employees as Compensation and to Nonemployees for Services Received

Pursuant to the terms of the 2010 Plan, from 2010 to 2021, the Company has granted an aggregate of 5,340,844 options to its executive officers and employees of the Company and to Nonemployees for Services Received. Of these, 2,763,489 options were exercised or forfeited and 2,577,355 remain outstanding as of December 31, 2021. During period of nine month ended September 30, 2022 44,779 options were exercised, 8,612 cancelled and 2,523,963 remain outstanding as of September 30, 2022. The exercise prices of these grants, as determined by the Company’s Board of Directors, were $0.058 to $0.46 per share.

Pursuant to the terms of the 2021 Plan, during 2022, the Company has granted 2,405,005 options to its executive officers, employees of the Company and to Nonemployees for Services Received. The exercise prices of these grants, as determined by the Company’s Board of Directors, were $0.2903 to $0.6089 per share.

The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations of approximately $158,583 and $84,140 for nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was approximately $460,582 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.05 years.

Stock-based Compensation Summary Tables

The following table represents a summary of the options granted to employees and non-employees outstanding at September 30, 2022 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Remaining Life

Outstanding at December 31, 2021	2,577,335	$0.23	$0.06	4.5
Fractional shares rounding	19	-	-	-
Granted @ $0.2903	465,005	0.29	-	8.63
Granted @ $0.5354	1,000,000	0.54	-	9.8
Granted @ $0.6089	940,000	0.61		9.81
Exercised/Expired/Forfeited	(53,391)	-0.10	-	-
Outstanding at September 30, 2022	4,928,968	$0.38	$0.00	7.01
Exercisable at September 30, 2022	2,809,864	$0.23	$0.00	5.15
Expected to be vested	2,119,104	$0.29	$0.00	9.49

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the periods ended September 30, 2022 and 2021 are set forth below:

	For the period ended
	September 30, 2022	September 30, 2021
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.97% - 127.09%	54.97% - 126.57%
Risk-free rate	1.09% - 3.33%	0.70% - 2.82%
Term of options	5-10	5-10
Stock price	$0.17-$2.70	$0.29

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. As the Company’s common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasure notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on the Company’s common stock.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had a secured note payable to Mr. Garrett Gruener, its investor, with a balance of $1,000,000 at June 25, 2021 and December 31, 2020. The note and related accrued interest of $603,778 were exchanged for an equal amount of Convertible Equity in the June 25, 2021 financing. As a result of the exchange as part of the merger, the Company issued a senior secured convertible note to Mr. Garrett Gruener, its investor, with a principal amount of $1,603,778 and 779,025 5-year warrants exercisable at $2.0587. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of September 30, 2022 and December 31, 2021, the note balance was $1,603,778.

The Company has a Senior Secured Convertible Notes to Garrett Gruener, its investor, for a principal amount $3,400,000. As of September 30, 2022 and December 31, 2021, the note net of unamortized discount balance was $1,491,494 and $0, respectively.

The Company had accrued salary payable and accounts payable to Mr. Ludvigson, its Chief Executive Officer, with a total balance of $90,607 as of September 30, 2022 and a balance of $50,000 as of December 31, 2021.

Included in the account payable and accrued expenses at September 30, 2022 and December 31, 2021 are amounts due shareholders, officers and directors of Boston Therapeutics in the amounts of $304,973.

The summary of related party balances as of September 30, 2022 and December 31, 2021:

	30-Sep-22	31-Dec-21
Account payable and accrued expenses, related party:
Mr. Ludvigson	90,607	50,000
Loraine Upham	11,995	11,995
Loraine Upham accrued compensation	188,716	188,716
David Platt	4,399	4,399
S. Colin Neill	73,750	73,750
Upham Bioconsulting, LLC	6,113	6,113
Uphambc Consulting	20,000	20,000
	$395,580	$354,973
Senior Secured Convertible note, related party:
Mr. Gruener	3,094,972	1,603,778
	$3,094,972	$1,603,778

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

NOTE 16 – EMPLOYEE BENEFIT PLAN

The company established a 401(k) tax deferred saving plan, which permits participants to make contributions by salary deduction pursuant to Section401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the plan. The Company is responsible for administrative cost of the Plan. As of September 30, 2022 and December 31, 2021, the Company has made no contributions to the plan since its inception.

NOTE 17 – SUBSEQUENT EVENTS

October 2022 Stock Issuance

On October 17, 2022 the Company issued 400,000 shares of Common Stock as a compensation for advisory services.

On October 17, 2022 the Company issued 50,000 shares of Common Stock as a compensation for executive search services.

On October 18, 2022, a Nanomix, Inc stock option was exercised for 55,112 shares with an exercise price of $0.05806 per share for a total amount of $3,200.

On October 19, 2022 the Company issued 1,000 shares of Common Stock as a compensation for consulting services.

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

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company as of September 30, 2022.

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

Our Business

Nanomix, Inc, is a development stage company that seeks to develop, manufacture, and commercialize point-of-care diagnostic tests that are used to detect or monitor diseases. The Company’s product development efforts are focused on our proprietary technology, a novel point-of-care diagnostic platform that offers certain customer advantages as compared to other point-of-care diagnostic technologies. Nanomix, Inc. was originally formed in 2001 as a nanotechnology sensor company. In 2009, ownership changed, and the business was redirected to development and commercialization of a mobile point-of-care diagnostic platform.

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

Results of Operations

Results of operations for the nine months ended September 30, 2022 and 2021

The results of operations for the nine months ended September 30, 2022 and 2021 were as follows:

NANOMIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	September 30,
	2022	2021

Revenues	$15,450	$141,778

Operating costs and expenses:
Research and development	2,410,379	2,075,255
Selling, general and administrative expenses	4,180,867	1,998,540
Total operating expenses	6,591,246	4,073,795
Loss from operations	(6,575,796)	(3,932,017)

Other income (expense):
Interest income	2	1
Interest expense	(2,557,832)	(830,529)
Interest expense, related, party	(391,757)	(572,347)
Other income	212,490	-
Change in fair value of derivative liability	-	15,282
Change in fair value of warrant liability	-	438,972
Loss on debt modification	-	(2,385,204)
Total income (expense)	(2,737,097)	(3,333,825)

Loss before income taxes	(9,312,893)	(7,265,842)
Provision for income taxes	-	-
Net loss	$(9,312,893)	$(7,265,842)

Total Revenues

Total net revenues during nine months ended September 30, 2022 were $15 thousand, a decrease of $126 thousand compared to the first nine months of 2021. Revenues in the first nine months of 2022 were from product sales while revenues in the first nine months of 2021 were related to completion of a BARDA product development contract.

Research and Development

This category includes costs incurred for product and process development, and clinical & regulatory affairs. Costs for the nine months ended September 30, 2022 of $2.4 million were largely related to further development of the Company’s S-1 Assay Panel for critical infections and for regulatory filing and related activities for an assay for the detection of COVID-19. Costs of $2.1 million in the nine months ended September 30, 2021 were related to the development of the S1 Assay Panel and development work on the COVID-19 program. All development efforts were for development of the eLab platform.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) for the nine months ended September 30, 2022 increased by $2.2 million from the same period in 2021. The increase was due to establishment of a sales and marketing function in 2021 and increased general and administrative costs in 2022 mainly from legal and accounting costs related to the merger and subsequent regulatory filings, insurance, and warrant expense recorded in the nine months of 2022.

Other Income (Expense)

Other Expense in 2022 was $2,737 thousand, a decrease in expense of $597 thousand compared to 2021. Other expense in 2022 was primarily composed of amortization of the previously recorded debt discount for the nine months ended September 30, 2022. Other expense in 2021 is primarily composed of loss on debt modification of $2,385 thousand for the nine months of 2021 resulting from the exchange of a Nanomix secured Note and related accrued interest for a Senior Secured Convertible Note as part of the merger. These Notes and accrued interest were converted to Preferred Series C stock in 2021 as part of the merger. Other income of $212,490 in 2022 is from sale of the domain rights for nano.com to a third party for $250,000 net of escrow fees.

Net Loss

The Net Loss for the nine months ended September 30, 2022 was $9.3 million versus $7.3 million for the same period in 2021. The increased loss of $2.0 million was largely due to the increase in operating expenses and the decrease in revenue.

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

Cash Flows

As of September 30, 2022, the Company had cash and equivalents of $50 thousand compared to $2.384 million as of September 30, 2021 and outstanding debt of $12.3 million compared to $8.4 million in the same quarter of 2021.

Cash used in operating activities during the nine months ended September 30, 2022 was $4.3 million. The net loss of $9.3 million for the nine months of 2022 was increased by amortization of the discount from the issue of promissory notes of $2.9 million, services compensated by stock issuance of $1.0 million, change in accounts payable of $0.4 million and stock-based compensation $0.3 million, which were the significant non-cash expense items.

Cash used by investing activities during the nine months ended September 30, 2022 of $24 thousand was primarily for investing in manufacturing equipment and leasehold improvements.

Cash provided by financing activities during first nine months of 2022 of $4.0 million was primarily related to proceeds from the sale of convertible debt issuances and proceeds of issuance Preferred D stock used to fund company operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

In June 2021, the Company completed a merger with Boston Therapeutics, a publicly held entity. The Company is the majority shareholder of the resulting entity. As part of the merger agreement, substantially all of the Company’s debt has been converted to equity in the merged entity. In addition, and in conjunction with the merger, the Company entered into a Convertible Equity arrangement and as of September 30, 2022 has issued $12.259 million in secured Notes and a received a related cash investment of $10.4 million.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. There have been no significant changes in our critical accounting estimates during nine months ended September 30, 2022.

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

Nanomix Corporation

Dated: November 14, 2022	By:	/s/ Thomas Schlumpberger
	Name:	Thomas Schlumpberger
	Title:	CEO
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ David Ludvigson
	Name:	David Ludvigson
	Title:	Interim CFO
(Principal Financial and Accounting Officer)