Form 10-K
period 2022-12-31
NANOMIX Corp
filed 2023-04-07
CIK 1473579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $28.8 million based on the closing price of the registrant’s common stock on OTCQB on that date.

As of April 6, 2023, a total of 48,996,763 shares of common stock, par value $0.001 per share, were issued and outstanding.

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

ii

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. These risks include, among others:

●	We have incurred significant losses since inception and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

●	Our financial situation creates doubt whether we will continue as a going concern.

●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	Our obligations to the holders of our Notes are secured by a security interest in substantially all of our assets. We are currently in default on the Notes and as a result, the note holders could foreclose on our assets.

●	Our obligations under the Notes are secured by a security interest in substantially all of our assets. We are currently in default on the Notes and, as a result, , the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

●	If we cannot successfully develop, maintain, commercialize, or obtain regulatory approvals for new and existing diagnostic assays, our financial results will be harmed and our ability to compete will be harmed.

●	We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

●	Disruptions at the FDA and other government agencies caused by funding shortages, or other agency policy concerns could shift their priorities or hinder their ability to hire, retain or deploy key leadership and other personnel. This could result in delays or may prevent new or modified products from being developed, cleared, approved, authorized, or commercialized in a timely manner or at all, which could negatively impact our business.

●	Our diagnostic products have not been manufactured in significant volume and are subject to unforeseen scale-up risks.

●	We utilize third-party, single-source suppliers for some components and materials used in our products and product candidates, and the loss of any of these suppliers could have an adverse impact on our business.

●	Our products may not be able to compete with new diagnostic products or existing products developed by well-established competitors, which would negatively affect our business.

●	If we are unable to recruit, train and retain key personnel, we may not achieve our goals.

●	New technologies, techniques or assays could emerge that might offer better combinations of price and performance than our current or future assays.

●	We have limited experience in marketing and selling our products, and if we are unable to expand, manage and maintain our direct sales and marketing organizations, or otherwise commercialize our products, our business may be adversely affected.

●	We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

●	We have limited commercial scale capabilities. If we are unable to successfully implement commercial capabilities and manage our growth, our business will be harmed.

●	Customers may not adopt our products quickly, or at all.

●	There has been a limited public market for our common stock, and we do not know whether one will develop to provide you adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.

iii

PART I

ITEM 1. BUSINESS.

Overview

On June 6, 2021, Nanomix, Inc., or Nanomix, and Boston Therapeutics completed a reverse merger, or the Merger, resulting in the formation of Nanomix Corporation (the “Company”). As consideration for the Merger, the shareholders of Nanomix, Inc. received 1,000,000 shares of Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). On March 2, 2022 upon completion of a previously approved 173:1 reverse stock split, all such shares of Preferred Stock issued to Nanomix, Inc. shareholders automatically converted into approximately 35,644,997 shares of common stock of the Company, the warrants assumed at closing may be exercisable into approximately 2,124,687 shares of common stock of the Company and the options assumed at closing may be exercisable into approximately 5,718,838 shares of common stock of the Company. The shares of common stock issued upon conversion of the Preferred Stock together with warrants, restricted stock units and options assumed on the closing date represented approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger. After the merger, the Company changed its name to Nanomix Corporation and its ticker symbol to NNMX.

Our primary focus is on the development and commercialization of Nanomix’s advanced mobile Point-of-Care, or POC, diagnostic system that can be used in performing a wide range of in vitro diagnostic tests in many environments. Nanomix’s goal is to provide laboratory quality testing for time sensitive medical conditions, at the first point of contact that a patient has with the healthcare system, no matter where that occurs. The Nanomix eLab® system and the initial two assays are CE Marked and a 510(k) application is currently in development. Nanomix intends to market and sell this system for the detection and diagnosis of a variety of time sensitive medical conditions. Nanomix ceased all operations of the predecessor company.

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

The Nanomix eLab System is a proprietary diagnostic platform developed by Nanomix to meet the growing need for decentralized medical diagnostic solutions. The platform is designed to provide rapid test results in a handheld device at the first point of patient contact in locations that range from Emergency Departments, to long term and assisted care facilities, to urgent care and emergency medical response settings. The eLab System may also be used as a research-use-only device by certain CLIA approved laboratories after internal evaluations.

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

Nanomix’s first product, the S1 Panel Assay for use in aiding the diagnosis of critical infections, received CE marking for the eLab Analyzer and the assay using plasma samples in November of 2019. CE marking of the assay using whole blood samples was received in 2022. Preparation of a 510(k) for the S1 Panel using plasma samples is currently in process.

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

An EUA for the COVID-19 Rapid IgG/IgM Test Panel was filed with the FDA in July 2020. In April of 2021, the FDA notified us that given the volume of EUA requests the Agency had received, FDA is having to prioritize EUA requests and they will not be reviewing our product as filed.  Nanomix is currently tracking use cases and reviewing alternative approaches to market the COVID antibody test but at this time does not expect to actively market the COVID-19 Rapid IgG/IgM Test Panel.

COVID-19 Rapid Antigen Test Panel

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

The COVID-19 Rapid Antigen Test Panel is CE marked. An EUA for the COVID-19 Antigen Test panel was submitted to the FDA in February of 2021. The Company received comments from the FDA in May and conducted further clinical and analytical work identified by the FDA. The EUA for the COVID-19 Antigen Test panel was resubmitted to the FDA in November of 2021. The FDA requested additional data primarily from clinical testing sites prior to beginning their formal review. Given reductions in COVID-19 infection rates and related testing volumes, and the current pricing of COVID-19 tests, the Company is not pursuing further development of this assay and doesn’t expect significant revenue to be produced by the COVID-19 Antigen Test panel.

S1 Assay Panel

The S1 Assay panel was developed as an aid in rapidly diagnosing critical infections including sepsis. The panel provides quantitative tests results for Lactate (LAC), C-Reactive Protein (CRP) and Procalcitonin (PCT) from a single patient sample. The assay runs on the eLab Analyzer with results available in approximately 12 minutes, providing information rapidly versus the current diagnostic solutions which can take hours to provide a test result.

The Nanomix S1 Panel Cartridge quantitatively measures two biomarkers, CRP, and PCT and the metabolite Lactate (LAC) in lithium heparinized (Li-heparinized) plasma specimens.

CRP test results can be used to evaluate infection, tissue injury, and inflammatory disorders.

PCT test results can be used:

●	To aid in decision making on antibiotic therapy for patient with suspected or confirmed lower respiratory tract infections (LRTI) defined as community acquired pneumonia (CAP) acute bronchitis, and acute exacerbation of chronic obstructive pulmonary disease (AECOPD) in an inpatient setting or Emergency Department.

●	To aid in antibiotic decision making from therapy to discontinuation of treatment for patients with suspected or confirmed sepsis.

●	To aid in the risk assessment of critically ill patients on their first day of ICU admission for progression of severe sepsis and septic shock.

●	To aid in assessing the cumulative 28-day risk of all-cause mortality for patients diagnosed with severe sepsis or septic shock in the ICU or when obtained in the emergency department of other medical wards prior to ICU admission, using a change in PCT level over time.

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

The Nanomix S1 test panel focuses on the first phase, the need for rapid screening or patients suspected of sepsis. The S1 test panel provides an easy to use, rapid test at the first point of patient contact to deliver important information about the patient’s condition. The panel includes Lactate, the current tool most used in sepsis screening, and adds two other tests (CRP and PCT) that are currently used to confirm a diagnosis. By using our multiplexing and multimodal technology, we are able to bring all three of these test results from a single sample to healthcare providers in a 12-minute test providing clinicians with host response diagnostics at the time of initial evaluation, in any care setting, and may help assess the following questions and advance standards of care: 1) is there an infection or not? 2) is the infection viral or bacterial? 3) what is the severity and deficit of tissue perfusion?

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

Sales Channels

We recently established our sales and marketing function. We intend our products to be sold globally, both directly and through distributors, to hospitals and clinics, clinical laboratories, and other healthcare entities such as assisted living, extended care, and other non-hospital based care facilities. We have focused product distribution efforts in those territories where a CE mark is required for commercial sales. We have successfully developed numerous distribution partnerships that will provide product distribution capabilities in key markets including Europe, the Middle East, and Southeast Asia. To support our distributor’s efforts, we plan to build a distribution sales and technical support capability within the company.

Currently RedPharm has rights to distribute our products in PRC, Japan, Korea, and countries in Southeast Asia..

The Company is also exploring the sale of our products as Research Use Only to CLIA laboratories.

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

The Nanomix eLab analyzer is produced by a contract manufacturer located in the United States. While this is not an exclusive supply arrangement, it would be difficult to transfer production or add an additional supplier. The production of instruments is done on a purchase order basis. Nanomix purchases and consigns the materials for the quantity of instruments on the purchase order. The contract manufacturer builds, tests, and ships the units and invoices Nanomix based on the units shipped less the cost of the consigned materials. Some of the components used in the eLab analyzer have long lead times and Nanomix plans to purchase many of those components in quantities beyond the current purchase order.

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

Under the agreement, RedPharm has the rights to produce the eLab cartridges in China for specific assays that are transferred by Nanomix to RedPharm. RedPharm is responsible for any clinical and regulatory activities necessary to register the products for sale in their territories. To date, Nanomix has transferred the S1 Critical Infections test to RedPharm and RedPharm has paid Nanomix $200,000 in license fees related to the transfer of that specific assay. RedPharm is obligated to pay a royalty on the sales of S1 test cartridges. There are limited activities in China on registration of the S1 Assay panel, no current regulatory approvals, and no commercial sales activity.

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

The RedPharm License continues in effect until the expiration of all payment obligations thereunder (including royalty payments and licensee revenue) on a product-by-product and country-by-country basis, unless earlier terminated by the parties. Pursuant to the terms of the RedPharm License, in addition to each party’s right to terminate the agreement upon the other party’s material breach (if not cured within a specified period after receipt of notice) or insolvency, (i) we also have unilateral termination rights in the event RedPharm commences any court action to invalidate any our intellectual property, and (ii) RedPharm has unilateral termination rights to cancel this agreement upon six (6) months prior written notice.

There is no current business activity with RedPharm.

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

Employees

As of December 31, 2022, we had 30 full-time equivalent employees, of whom 6 were in administration, 10 in research and development and engineering, 11 in manufacturing and quality, and 3 in sales and marketing. The majority of our employees are located in San Leandro, California.

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

Our Emeryville, CA facility was licensed by the State of California. We have moved to a new facility and will need to transfer or obtain a State of California license for the new facility [once we are manufacturing products for sale in the United States?]. We and any third-party manufacturers are subject to announced and unannounced inspections by the State or the FDA to determine our compliance with QSR and other regulations.

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

Corporate Information

We were formed as a Delaware corporation on August 24, 2009, under the name Avanyx Therapeutics, Inc. On November 15, 2021, we changed our name to “Nanomix Corporation” In connection with the acquisition of Nanomix Inc., a California corporation. Our principal executive offices are located at 2121 Williams Street, San Leandro, CA 94577, and our telephone number is (510) 428-5300. Our website address is nanomixdx.com. Information contained on or accessible through our website is not, and should not be considered, part of, or incorporated by reference into, this Annual Report on Form 10-K and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report in deciding whether to purchase our securities.

Available Information

We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

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

We have incurred significant losses since inception through December 31, 2022 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2022 and December 31, 2021 was approximately $119.3 million and $106.8 million, respectively, and we incurred net losses each year since inception. We expect that our losses may continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. In spite of efforts to ramp sales of our products, we may never be able to generate sufficient revenue to achieve or sustain profitability.

Our financial situation creates doubt whether we will continue as a going concern.

Our independent registered public accounting firm has issued a report for our financial statements at December 31, 2022 that includes an explanatory paragraph referring to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have not generated substantial revenues to date. For the years ended December 31, 2022 and 2021, the Company had losses of $12.3 million and $9.5 million, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment. Our auditors have indicated that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will need to continue to seek capital from time to time to continue development of our advanced mobile POC diagnostic system and to acquire and develop other products. Once approved for commercialization, we cannot provide any assurances that any revenues it may generate in the future will be sufficient to fund our ongoing operations. We expect that our current cash position is insufficient to fund our operations beyond the current period. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our inability to raise capital on acceptable terms in the future may cause us to delay, diminish, or curtail certain operational activities as we have done during the fiscal year ended December 31, 2022, including research and development activities, sales and marketing, and other operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.

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

The Company’s CEO and CFO have identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

Risks Related to our Indebtedness

Our obligations to the holders of our Notes are secured by a security interest in substantially all of our assets We are currently in default on the Notes and, as a result, , the note holders could foreclose on our assets.

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

The total remaining principal amount we owe to the holders of our Notes is approximately $14.6 million as of December 31, 2022. If the holders of these Notes were to elect to convert all of the principal amount (and assuming no interest has accrued on the principal amount) into shares of our common stock at the Conversion Price of $1.1717, we would be required to issue approximately 11.5 million shares. These conversions would result in significant dilution to the investments of our existing stockholders.

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

Disruptions at the FDA and other government agencies caused by funding shortages, or other agency policy concerns could shift their priorities or hinder their ability to hire, retain or deploy key leadership and other personnel. This could result in delays or may delay, or otherwise prevent new or modified products from being developed, cleared, approved, authorized, or commercialized in a timely manner or at all, which could negatively impact our business.

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

If our S1 Assay Panel, COVID-19 Antigen Panel, COVID-19 IgG/IgM Antibody panel products or any of our other product candidates fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our growth prospects, operating results and financial condition may be harmed.

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

Although we have developed a process to manufacture our diagnostic products, there can be no assurance that we can manufacture our diagnostic products at a scale that is adequate for our future commercial needs. We may face significant or unforeseen difficulties in manufacturing our diagnostic products, including but not limited to:

●	technical issues relating to manufacturing components of our diagnostic products on a high volume commercial scale at reasonable cost, and in a reasonable time frame;

●	difficulty meeting demand or timing requirements for orders due to excessive costs or lack of capacity for part or all of an operation or process;

●	lack of skilled labor or unexpected increases in labor costs needed to produce or maintain our analyzers or perform certain required operations;

●	changes in government regulations or in quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; and

●	increases in raw material or component supply cost or an inability to obtain supplies of certain critical components or supplies needed to complete our manufacturing processes.

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

We currently develop, manufacture and test our products and product candidates exclusively in a facility in San Leandro, California. If this or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if our business is disrupted for any other reason, we may not be able to develop or test our products and product candidates as promptly as our potential customers expect, or possibly not at all.

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

The Medical Devices Regulation was effective in 2022 and may impose increased compliance obligations for us to access the EU market.

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

We received CE-Mark for our eLab instrument and S1 Assay panel in November of 2019 and began commercializing these products in the fourth quarter of 2020. We have also developed products for COVID-19 with the intent to file for FDA EUA. The application for our COVID-19 antibody test was not reviewed by the FDA due to the volume of EUA requests the Agency has received for similar tests. The EUA application for our COVID-19 antigen test was reviewed by the FDA and additional clinical and analytical information was requested. The Company conducted additional work and refiled the EUA in November 2021. The FDA has requested additional information primarily from clinical testing sites prior to initiating their formal review. Given changes in COVID-19 testing volumes and pricing, we are not pursuing further development of the COVID-19 products.

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

Our common stock is quoted on the OTCQB under the trading symbol “NNMX”; historically, however, there has been a limited public market for our common stock and we cannot assure you that an active trading market for our common stock will develop or be sustained. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

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

As of December 31, 2022, we had approximately 15,738,147 shares of common stock warrants for the purchase of up to approximately an additional 15,738,147 shares of common stock outstanding. There are 500 shares of series D preferred outstanding that are convertible into approximately 243,000 shares of common stock. In February 2022, 963,964 shares of our series B preferred stock outstanding, were converted into approximately 5.6 million shares of common stock, as well as 1,000,000 shares of our series C preferred stock which were converted into approximately 35.6 million shares of common stock. As of December 31, 2022, the remaining 377 shares of Preferred stock C are still outstanding. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock could materially dilute our current stockholders.

As of December 31, 2022, we had approximately $13.4 million aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at a fixed price of $1.1717 per share. The conversion prices of these notes may be less than the market price of our common stock at the time of conversion, and which may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 11.5 million shares of common stock. If we issue all of these shares, the ownership of our current stockholders will be diluted.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Consolidated Financial Statements. The Company records liability in its Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Consolidated Financial Statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. [COMPANY TO UPDATE]

Market Information

Our common stock is quoted to trade in the over-the-counter securities market through the OTCQB under the symbol “NNMX”. We have been eligible to participate in on the over-the-counter markets since February 28, 2012. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 31, 2023 there were 1,962 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. The transfer agent for the Company’s Common Stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ 07601 and their telephone number is (201) 820-2008.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not sell any of our equity securities during the year ended December 31, 2022 that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2022 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,570,850	$0.382	2,232,377
Equity compensation plans not approved by security holders	--	--	--
Total (2)	5,570,850	$0.382	2,232,377

(1)	Consists of our stock options assumed in the merger from the Nanomix, Inc. Amended and Restated 2010 Stock Plan (the “2010 Plan”) and our 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). See Note 12 -“Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.

(2)	Does not include 3,415,891 stock options at an average exercise price of $0.229 approved and unissued subject to shareholder approval of amendments to the 2021 Plan.

ITEM 6.

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

These forward-looking statements include such things as: investment objectives and the Company’s ability to make investments in a timely manner on acceptable terms; references to future success of the Company’s products; the Company’s business strategy; estimated future capital expenditures; sales of the Company’s products; competitive strengths and goals; and other similar matters.

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

Overview

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’.

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company as of December 31, 2022.

Our MD&A is presented in six sections:

●	Executive Overview

●	Consolidated Results of Operations

●	Liquidity and Capital Resources

●	Recent Developments

●	Significant Accounting Policies and Critical Accounting Estimates

●	Recently Issued Accounting Pronouncements

Executive Overview

On June 6, 2021, Nanomix, Inc., or Nanomix, and Boston Therapeutics completed a reverse merger, or the Merger, resulting in the formation of Nanomix Corporation (the “Company”). As consideration for the Merger, the shareholders of Nanomix received 1,000,000 shares of Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). On March 2, 2022 upon approval of a previously approved 173:1 reverse stock split, all such shares of Preferred Stock issued to Nanomix shareholders automatically converted into approximately 35,644,997 shares of common stock of the Company, the warrants assumed at closing may be exercisable into approximately 2,124,687 shares of common stock of the Company and the options assumed at closing may be exercisable into approximately 5,718,838 shares of common stock of the Company. The shares of common stock issued upon conversion of the Preferred Stock together with warrants, restricted stock units and options assumed on the closing date represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger. After the merger, the Company changed its name to Nanomix Corporation and its ticker symbol to NNMX.

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

Results of Operations

Results of operations for the years ended December 31, 2022 and 2021

The results of operations for the years ended December 31, 2022 and 2021 were as follows:

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2022	2021

Revenues	$15,450	$141,778

Operating costs and expenses:
Research and development	3,159,239	3,017,263
Selling, general and administrative expenses	5,293,379	2,849,666
Total operating expenses	8,452,618	5,866,929
Loss from operations	(8,437,168)	(5,725,151)

Other income (expense):
Interest income	3	2
Interest expense	(3,716,544)	(1,644,829)
Interest expense, related, party	(391,757)	(572,347)
Other income	212,490	-
Change in fair value of derivative liability	-	15,282
Change in fair value of warrant liability	-	438,972
Forgiveness of PPP loan and accrued interest	-	408,242
Loss on debt modification	-	(2,385,204)
Total income (expense)	(3,895,808)	(3,739,882)

Loss before income taxes	(12,332,976)	(9,465,033)
Provision for income taxes	-	-
Net loss	$(12,332,976)	$(9,465,033)

Total Revenues

Total net revenues during twelve months ended December 31, 2022 were $15 thousand, a decrease of $126 thousand compared to year 2021. Revenues in 2022 were from product sales while revenues in 2021 were related to completion of a BARDA product development contract.

Research and Development

This category includes costs incurred for product and process development, and clinical & regulatory affairs. Costs for year ended December 31, 2022 of $3.2 million were largely related to further development of the Company’s S-1 Assay Panel for critical infections and for regulatory filing and related activities for an assay for the detection of COVID-19. Costs of $3.0 million in the year ended December 31, 2021 were related to the development of the S1 Assay Panel and development work on the COVID-19 program. All development efforts were for development of the eLab platform.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) for the year ended December 31, 2022 increased by $2.4 million from the same period in 2021. The increase was due to establishment of a sales and marketing function in 2021 and increased general and administrative costs in 2022 mainly from legal and accounting costs related to the merger and subsequent regulatory filings, insurance, and warrant expense recorded in year of 2022.

Other Income (Expense)

Other Expense in 2022 was $3,896 thousand, an increase in expense of $156 thousand compared to 2021. Other expense in 2022 was primarily composed of amortization of the previously recorded debt discount for the year ended December 31, 2022. Other expense in 2021 is primarily composed of loss on debt modification of $2,385 thousand for the year ended December 31, 2021 resulting from the exchange of a Nanomix secured Note and related accrued interest for a Senior Secured Convertible Note as part of the merger. These Notes and accrued interest were converted to Preferred Series C stock in 2021 as part of the merger. Other income of $212,490 in 2022 is from sale of the domain rights for nano.com to a third party for $250,000 net of escrow fees.

Net Loss

The Net Loss for the year ended December 31, 2022 was $12.3 million versus $9.5 million for the same period in 2021. The increased loss of $2.8 million was largely due to the increase in operating expenses and the decrease in revenue.

Liquidity and Capital Resources

Overview

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

On June 25, 2021, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company issued senior secured convertible notes in an aggregate principal amount of approximately $8.4 million for an aggregate purchase price of approximately $7.9 million. Immediately prior to the execution of the agreement described above, we entered into exchange agreements with the holders of outstanding promissory notes with an aggregate principal amount, together with accrued but unpaid interest, of approximately $2.1 million. The holders of the outstanding promissory notes were issued senior secured notes in the financing described above for an aggregate principal amount of $2.1 million. In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of approximately 4.1 million shares of Common Stock (collectively, the “Warrants”). The Company received approximately $5.8 million in funding from the transaction. In 2022, an additional $5,122 thousand of Notes were issued to investors bringing the total senior secured convertible notes issued to $13.4 million. We issued additional warrants to purchase an aggregate of approximately 6,1 million shares of common stock.

In March of 2022, the Company entered into a Convertible Preferred stock arrangement and issued 500 shares of Preferred D stock for $500 thousand. The Preferred D investment agreement was to provide an additional $2.5 million in funding over the next 6 months. The Company is in discussions to potentially terminate or amend the agreement.

In the 4th quarter of 2022, the Company issued common stock to a distribution partner in return for a $500,000 investment.

Cash Flows

As of December 31, 2022, the Company had cash and equivalents of $17 thousand compared to $297 thousand as of December 31, 2021 and outstanding debt of $14.6 million compared to $9.6 million in the same quarter of 2021.

Cash used in operating activities during the year ended December 31, 2022 was $6.1 million. The net loss of $12.3 million for the year 2022 was increased by amortization of the discount from the issue of promissory notes of $4.0 million, services compensated by stock issuance of $1.0 million, change in accounts payable of $0.5 million and stock-based compensation $0.5 million, which were the significant non-cash expense items.

Cash provided by investing activities during the year ended December 31, 2022 of $186 thousand was primarily from domain sale proceeds.

Cash provided by financing activities during year 2022 of $5.6 million was primarily related to proceeds from the sale of convertible debt issuances for the amount $4.6 million, $500 thousand of common stock sales, and $500 thousand proceeds from issuance of Preferred D stock used to fund company operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

In June 2021, the Company completed a merger with Boston Therapeutics, a publicly held entity. The Company is the majority shareholder of the resulting entity. As part of the merger agreement, substantially all of the Company’s debt has been converted to equity in the merged entity. In addition, and in conjunction with the merger, the Company entered into a Convertible Equity arrangement and as of December 31, 2022 has issued $13.426 million in secured Notes and a received a related cash investment of $10.4 million.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. There have been no significant changes in our critical accounting estimates during the year ended December 31, 2022.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of March 6, 2023.

Name	Age	Position(s) with the Company
Thomas Schlumpberger	57	Chief Executive Officer and Director
Chris Hetterly	55	Chief Financial Officer
Vidur Sahney	49	Chief Operating Officer
John Hardesky	52	Chief Commercial Officer
Garrett Gruener	68	Director
Jerry Fiddler	70	Director
Gregory Schiffman	65	Director
David Ludvigson	72	Director
Tadd Lazarus, M.D.	66	Director

Thomas Schlumpberger has served as chief executive officer and director of the Company since July 2022. Dr. Schlumpberger previously served as the Chief Executive Officer of Pictor Limited, a diagnostic company, from August 2020 to January 2022. He also previously served as Executive Vice President at Anixa Biosciences, a pharmaceutical and diagnostic biotech company from November 2019 to July 2020, and as Vice President Business Development at Inivata, a liquid biopsy company, from August 2018 to August 2019. Dr. Schlumpberger received his Ph.D. in Molecular and Cell Biology from the University of California, Berkeley and his Masters in Electrical Engineering and Information Technology from Technical University Munich.

Chris Hetterly has served as chief financial officer of the Company since January 2023. Mr. Hetterly previously served as the Chief Financial Officer of Octagos Health LLC, a healthcare Software-as-a-Service (“Saas”) company, from August 2021 to April 2022. He also previously served as the Interim Chief Financial Officer of Weekdays, Inc., a Childcare-as-a-Platform company, from April 2020 until September 2021, and as the Head of Technology Banking for East West Bank, a regional banking company, from July 2017 until December of 2019. Mr. Hetterly received his BA from the Honors Program at Brown University.

Vidur Sahney has served as Chief Operating Officer of the Company since March 2022. From May 2019 through March 2022, Mr. Sahney served as chief operating officer of ExThera Medical, a medical device company. From November 2019 through May 2021, Mr. Sahney was a senior partner at MKA Insights, a consulting company focused on the life science industry. From September 2018 through May 2019, Mr. Sahney was the Operations Lead (Medical Devices), Global Operations and Supply Chain for JUUL Labs, an electronic cigarette manufacturer. From February 2017 through August 2018, Mr. Sahney was the Vice President, Global Operations & Supply Chain for Sientra, Inc (NASDAQ: SIEN), a medical aesthetics company. Mr. Sahney received his B.S, Mechanical Engineering from San Francisco State University.

John Hardesky has served as Chief Commercial Officer of the Company since March 2021. From July 2020 to March 2021, Mr. Hardesky was head of commercial activities for LIQUIDsmarts, a consulting organization. From 2016 to 2020, he served as VP, Laboratory Solutions for McKesson, from 2014 to 2106 he was Vice President of Marketing for LABSCO (acquired by McKesson), and from 2005 to 2014, he was Chief Operating Officer of Vital Diagnostics, Inc, a manufacturer of laboratory diagnostic testing devices. Mr. Hardesky receive a B.S. degree from Lenoir-Rhyne University.

Garrett Gruener is a co-founder of Alta Partners, and was also a Partner at Burr, Egan, Deleage & Co. He served as the Chief Executive Officer at Nanomix from 2008 to 2013 and has more than two decades of experience in the fields of software development, systems engineering and corporate development. In 1982, he founded Virtual Microsystems, a successful communications software company that was later merged with a larger corporation. Mr. Gruener then founded Ask Jeeves, now Ask.Com, a leading Internet search engine which is now part of IAC. Mr. Gruener is now Chairman of Nanomix, a point-of-care diagnostics company. He earned a Masters Degree from the University of California, Berkeley and a Bachelor of Science from the University of California, San Diego, both in Political Science with a focus on technology policy.

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

David Ludvigson served as chief executive officer from June 2021 to July 2022, chief financial officer from June 2021 until January 2023 and director since June 2021. From June 2013 to June 2021, he served as CEO of Nanomix, Inc. From October 2009 through present day, Mr. Ludvigson has served as President of Knight Ludvigson Advisors providing advisory and business consulting services to Life Science and Technology companies including M&A, financing, business strategy, go to market planning and sales channel strategy and implementation. Mr. Ludvigson serves on the board of directors of Imagion Biosystems, Inc. (OTC: IBXXF), One BioMed PTE LTD (privately held), and China Stem Cells Ltd. (privately held). Mr. Ludvigson received his BS and MAS in Accounting from Gies College of Business – University of Illinois Urbana-Champaign. Mr. Ludvigson is not related to any Officers or Directors of the Company. There are no related party transactions reportable under Item 5.02 of Form 8-K and Item 404(a) of Regulation S-K.

Tadd Lazarus has served as a director since August 2022. Dr. Lazarus has led multiple organizations as Chief Medical Officer encompassing biochemistry, medical diagnostics, and patient services arenas. From 2019 to present, he is the Chief Medical Officer of Inivata Inc. and since June of 2022 he also serves as Chief Medical Officer of Achieve Health Management. From 2017 to 2019 he was Chief Medical Officer of Clinical Genomics. He served as Chief Medical Officer and Head of Medical & Scientific Affairs, Reimbursement, and Public Policy at Qiagen from 2013 through 2016. In 2010, Lazarus was at Gen-Probe Inc., (now Hologic), as Chief Medical Officer and VP of Clinical Affairs. Dr. Lazarus began his career and served for more than 20 years at Roche Diagnostics, where he held positions including Director of Medical and Scientific Affairs and North American Medical Director for the molecular diagnostics, POC, diabetes, clinical chemistry, and immunology lines of business. Dr. Lazarus received a Bachelor of Science in Biology & Physiology from Marlboro College and earned his Medical Degree from Ross University School of Medicine.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations no other reports were required, during the fiscal year ended December 31, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than10% beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics because our Board of Directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our Board of Directors intends to adopt a code of ethics during the fiscal year ended December 31, 2023.

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

Board Committees, Compensation Committee Interlocks and Insider Participation

The Company has two Board Committees, an Audit Committee and a Compensation Committee. The Audit Committee is composed of Greg Schiffman (Committee Chair) and Jerry Fiddler. The Compensation Committee is composed of Garret Gruener and Tadd Lazarus.

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

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation

Set forth below is certain information regarding the historical compensation of our named executive officers during the years ended December 31, 2022 and December 31, 2021. The named executive officers for the years ended December 31, 2022 and 2021 consisted of the principal executive officer and our two most highly compensated executive officers other than our principal executive officer of Nanomix who were serving as executive officers as of December 31, 2022 and 2021 (our “named executive officers”).

Summary Compensation Table

The following table shows information regarding the compensation of the named executive officers during the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Bonus	Salary	Stock Awards (3)	Option Awards(4)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thomas Schlumpberger	2022	—	$154,583	—	$2,894	—	—	$157,477
Chief Executive Officer (1)

David Ludvigson,	2022	—	$300,000	—	$6,351	—	—	$306,351
Former Chief Executive Officer, former Chief Financial Officer & Director (2)	2021	—	$237,500	$7,051	$7,651	—	—	$252,202

Vidur Sahney	2022	—	$259,754	—	$55,757	—	—	$315,511
Chief Operating Officer (5)

John Hardesky	2022	—	$250,000	—	$16,471	—	—	$266,471
Chief Commercial Officer (6)	2021	$500	$197,917	—	$13,132	—	—	$211,549

(1)	Mr. Schlumpberger was appointed as chief executive officer on July 22, 2022. Mr. Schlumpberger receives an annual salary of $350,000 plus a target 30% of salary based on a combination of company performance and personal objectives.

(2)	Mr. Ludvigson joined Nanomix effective June, 2013. Mr. Ludvigson was appointed our Chief Executive Officer and a member of our Board of Directors in connection with the Merger. In 2020, Mr. Ludvigson received convertible notes in the amount of $150,000 in lieu of a portion of his cash compensation. These notes and accrued interest were converted to Preferred Series C stock as part of the merger. Mr. Ludvigson resigned as chief executive officer on July 22, 2022 and as chief financial officer on January 19, 2023.

(3)	Represents the aggregate grant date fair value of the stock awards granted during the relevant fiscal year computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in Note 12 to Nanomix’s financial statements included in this prospectus.

(4)	Represents the aggregate grant date fair value of the option awards granted during the relevant fiscal year computed in accordance with FASB Topic ASC 718.

(5)	Mr.. Sahney joined Nanomix in March 2022. Mr. Sahney receives an annual salary of $325,000 plus a target bonus of 30% of salary based on a combination of company performance and personal goals.

(6)	Mr. Hardesky joined Nanomix in March of 2021. Mr. Hardesky receives an annual salary of $250,000 plus a target 30% of salary based on a combination of company performance and personal objectives.

Employment Agreements

Effective March 30, 2022, the Company entered into an offer letter with Mr. Sahney.  The offer letter has no specific term and constitutes at-will employment. Mr. Sahney’s annual base salary will be $325,000, and he is entitled to a discretionary bonus equal to up to 30% of his then current salary based on agreed objectives. In connection with his employment, the Company also agreed to grant Mr. Sahney options to purchase 500,000 shares of common stock and restricted stock units for 150,000 shares of common stock, subject to formal approval of the board of directors. The options shall vest as follows: 25% upon the first anniversary of the date of hire and 1/48 monthly vesting thereafter for remainder of the vesting term. The RSUs shall vest as follows: 1/3 of each of the six anniversary, one year anniversary and two year anniversary of the hiring date. Mr. Sahney will participate in the compensation and benefit programs generally available to the Company’s executive officers. In addition, upon a change of control of the Company (which will be defined at a later date), any unvested options or RSUs shall vest in full and the Company shall pay him severance equal to twelve (12) months of his then-current base salary plus any pro-rated bonus for termination without cause.

On July 21, 2022, the Company entered into an offer letter with Mr. Schlumpberger.  The offer letter has no specific term and constitutes at-will employment. Mr. Schlumpberger’s annual base salary will be $350,000, and he is entitled to a discretionary bonus equal to up to 30% of his then current salary based on agreed objectives. The first-year bonus will be paid based on achieving a capital raise of $25 million or more within one year or a change of control transaction. In connection with his employment, the Company also agreed to grant Mr. Schlumpberger options to purchase 1,000,000 shares of common stock (the “Options”) and restricted stock units for 200,000 shares of common stock (the “RSUs” and together with the Options, the “Equity Awards”), subject to formal approval of the board of directors. The Options shall vest as follows: 12.5% upon the six month anniversary of the date of hire and 1/48 monthly vesting thereafter for remainder of the vesting term. The RSUs shall vest as follows: 1/3 of each of the six month anniversary, one year anniversary and two year anniversary of the hiring date. Mr. Schlumpberger will participate in the compensation and benefit programs generally available to the Company’s executive officers. In addition, upon a change of control of the Company (which will be defined at a later date), any unvested Equity Awards shall vest in full.

On November 15, 2022, the Company entered into an offer letter with Mr. Hetterly.  The offer letter has no specific term and constitutes at-will employment. Mr. Hetterly’s annual base salary will be $270,000, and he is entitled to a discretionary bonus equal to up to 30% of his then current salary based on agreed objectives. In connection with his employment, the Company also agreed to grant Mr. Hetterly options to purchase 500,000 shares of common stock (the “Options”), subject to formal approval of the board of directors. The Options shall vest as follows: 12.5% upon the six month anniversary of the date of hire and 1/48 monthly vesting thereafter for remainder of the vesting term. Mr. Hetterly will participate in the compensation and benefit programs generally available to the Company’s executive officers. In addition, upon a change of control of the Company (which will be defined at a later date), any unvested Equity Awards shall vest in full.

Outstanding Equity Awards at December 31, 2022

The following table sets forth specified information concerning outstanding equity incentive plan awards for each of the named executive officers outstanding as of December 31, 2022.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Non- Exercisable (#)	Option Exercise Price	Option Expiration Date
David Ludvigson, former Chief Executive Officer, former Chief Financial Officer & Director	11/30/2012	42,195 (Exercised)		$0.059	11/30/2022
	3/31/2014	565,534		$0.232	3/31/2024
	10/4/2016	87,196		$0.232	10/4/2026
	5/31/2017	86,112		$0.232	5/31/2027
	2/11/2020	96,876	32,292	$0.294	2/11/2030
	2/01/2021	974,246	88,568	$0.229	2/01/2031
Thomas Schlumpberger, Chief Executive Officer & Director	7/20/2022	887,671	112,329	$0.535	7/20/2032
Vidur Sahney, Chief Operating Officer	7/23/2022	400,000	100,000	$0.609	7/23/2032
John Hardesky, Chief Commercial Officer	5/19/2021	193,752	64,584	$0.290	5/19/2031

Compensation of Directors

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2022 to each of Nanomix’s current and former non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards* ($)(1)	Total($)
Garrett Gruener (2)	$35,630		$35,630
Jerry Fiddler		$8,287	$8,287
Greg Schiffman		$8,287	$8,287

(1)	These amounts represent the aggregate grant date fair value of options granted to each director in the fiscal year ended December 31, 2022, computed in accordance with FASB ASC Topic 718.

(2)	Garrett Gruener receives a payment of $2,969 per month to serve as our Executive Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2023 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. As of March 31, 2023, there were 48,996,763 shares of our common stock issued and outstanding.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person currently owns or has the right to acquire within 60 days of March 31, 2023. With respect to options and warrants, this would include options and warrants that are currently exercisable within 60 days. With respect to convertible securities, this would include securities that are currently convertible within 60 days.

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

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 7, 2023, after the Transaction was consummated on such date by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Outstanding (1)	Shares of Series C Preferred Stock Beneficially Owned	Percentage of Class Outstanding (1)
Security Ownership of Certain Beneficial Owners:
Hudson Bay Capital Management LP (6)	5,380,518	9.99
Security Ownership of Management and Directors:
Thomas Schlumpberger (7)	229,167	*		*
David Ludvigson (2)	1,662,884	3.60	11,899	1.2%
Garrett Gruener (3)	28,162,182	60.95	704,447	70.44%
Jerry Fidler (4)	2,746,874	5.95	67,509	6.8%
Greg Schiffman (5)	135,541	*	1,013	*
Vidur Sahney (8)	145,833	*		*
Tadd Lazarus (9)	134,795	*		*
Executive officers and directors as a group — 7 persons	33,217,276	70.5	784,868	78.44%

(1)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of December 31, 2021, through the exercise of any stock option or other right. As of March 7, 2023, 48,996,763 shares of the Company’s common stock were outstanding.

(2)	Includes 38,019 shares of common stock issuable upon exercise of the warrants assumed by the Company as a result of the Merger, 845,621 common stock subject to options and 354,271 shares of common stock subject to Restricted Stock Units (“RSU”).

(3)	Includes (i) 994,911 shares of common stock issuable upon conversion of the senior secured promissory notes issued in the June 2021 and February 2022 private placements, (ii) 994,911 shares of common stock issuable upon exercise of the warrants issued in the June 2021 and February 2022 private placements and (iii) 1,012,022 shares of common stock issuable upon exercise of the warrants assumed by the Company as a result of the Merger. Mr. Gruener has agreed to restrict the aggregate maximum number and percentage of shares (and therefore, offer for resale at any one time) as he has agreed to voluntarily restrict his ability to convert his notes and/or exercise his warrants and receive shares of our common stock such that the number of shares of common stock held by him and his affiliates in the aggregate after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

(4)	Includes (i) 53,972 shares of common stock issuable upon conversion of the senior secured promissory notes issued in the June 2021 and February 2022 private placements, (ii) 53,972 shares of common stock issuable upon exercise of the warrants issued in the June 2021 and February 2022 private placements, (iii) 51,667 shares of common stock subject to options, (iv) 2,411,175 shares of common stock held by Zygote Ventures and (iv) 176,087 shares of common stock issuable upon exercise of the warrants assumed by the Company as a result of the Merger. Mr. Fiddler has voting and dispositive shares held by Zygote Ventures.

(5)	Includes (i) 41,679 shares of common stock subject to RSUs, (i) 36,167 shares of common stock issued upon conversion of Series C Preferred Stock and (iii)57,695 shares of common stock subject to options.

(6)	Based on a Schedule 13G/A filed with the SEC on February 10, 2023, Hudson Bay Capital Management LP (the “Investment Manager”) beneficially owns 5,380,518 shares of our common stock, including shared voting power over 5,380,518 shares; Sandy Gerber has shared dispositive power over 5,380,518 shares. Represents the aggregate maximum number and percentage of shares that Investment Manager can own at one time (and therefore, offer for resale at any one time) as it has agreed to voluntarily restrict its ability to convert its note and/or exercise its warrant and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. The Investment Manager serves as the investment manager to Hudson Bay Master Fund Ltd. Hudson Bay Master Fund Ltd. wholly owns HT Investments MA LLC, in whose name the Securities are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Common Stock, subject to the 9.99% Blocker, if any, underlying the Securities held by HT Investments MA LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.. The address for the Investment Manager is c/o 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(7)	Shares of common stock subject to options vested and vesting within 60 days of March 31, 2023.

(8)	Shares of common stock subject to options vested and vesting within 60 days of March 31, 2023.

(9)	Shares of common stock subject to options vested and vesting within 60 days of March 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as otherwise set forth herein, during the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are no transactions presently proposed, except as follows:

●	The Company had senior secured convertible note to Mr. Gruener, its investor, with a total balance of $3,953,773 as of December 31, 2022 and 2021, respectively.

●	The Company had accounts payable and accrued salary payable to Mr. Ludvigson, its Chief Executive Officer, with a total balance of $87,701 as of December 31, 2022 and 2021, respectively.

●	The Company had accrued salary, bonus and vacation payable to Ms. Upham, Boston Therapeutics, Inc. ex Chief Operating Officer, with a total balance of $226,824 as of December 31,2022 and 2021, respectively.

●	The Company had accounts payable to Mr. Neill, Boston Therapeutics, Inc. ex Director, with a total balance of $73,750 as of December 31,2022 and 2021, respectively.

●	The Company had accrued payable to Dr. Platt, Boston Therapeutics, Inc. significant shareholder, with a total balance of $4,399 as of December 31,2022 and 2021, respectively.

●	Mr. Garrett Gruener is paid a salary of $35,630 per year plus benefits in the role of Executive Chairman.

Director Independence

Our securities are currently not listed on a national securities exchange or on any inter-dealer quotation system, which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the rules and regulations of the SEC and the rules of the Nasdaq Stock Market LLC (“Nasdaq”). Under such rules, our board of directors has determined two of our directors, Mr. Fiddler and Mr. Schiffman, are independent directors in accordance with Nasdaq rules. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2022 and December 31, 2021 by M&K CPAS PLLC, our independent registered public accounting firm for such periods.

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees(1)	$72,500.00	$81,150.00
Audit-Related Fees(2)
Tax Fees
All Other Fees
Total Fees	$72,500.00	$81,150.00

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements, including review of the interim financial statements.

(2)	Audit-related fees consist of fees for assurance and related services that are traditionally performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fees” and includes review of our registration statements for our public offerings of securities, and related services that are not normally provided in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as part of this Annual Report on Form 10-K:

1.	Financial Statements — See Index to Consolidated Financial Statements in Item 8.

2.	Financial Statement Schedules — Not Applicable.

3.	Exhibits

Exhibit No	Title of Document
2.1	Agreement and Plan of Merger, dated February 2, 2021, by and between Boston Therapeutics, Inc.., BTHE Acquisition Inc. and Nanomix, Inc. filed with the SEC on February 2, 2021 and incorporated herein by reference)
3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-192344) filed with the SEC on November 14, 2013 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on February 8, 2010 and incorporated herein by reference)
3.3	Certificate of Merger (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
3.4	Certificate of Designation – Series B Preferred Stock (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021 and incorporated herein by reference)
3.5	Certificate of Designation – Series C Preferred Stock (filed as exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 15, 2021 and incorporated herein by reference)
3.6	Certificate of Amendment to the Certificate of Incorporation, dated September 2, 2021 (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2021 and incorporated herein by reference)
3.7	Certificate of Amendment to the Certificate of Incorporation, dated January 11, 2022 (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022 and incorporated herein by reference)
3.8	Certificate of Designations of the Preferences, Rights and Limitations of the Series D Preferred Stock (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022 and incorporated herein by reference)
4.1	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.2	Form of 10% Convertible Promissory Note issued to CJY Holdings Limited (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2015 and incorporated herein by reference)
4.3	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015 and incorporated herein by reference)
4.5	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2015 and incorporated herein by reference)
4.6	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016 and incorporated herein by reference)
4.7	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2016 and incorporated herein by reference)
4.8	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2016 and incorporated herein by reference)
4.9	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016 and incorporated herein by reference)
4.10	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.11	Form of 6% Senior Convertible Debenture Due 2018 issued to Investors (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)

4.12	Form of Stock Purchase Warrant issued to Investors (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.13	Letter Amendment by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference)
4.14	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and CJY Holdings Limited (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.15	Form of 6% Subordinated Convertible Debenture Due (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.16	Form of Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 26, 2017 and incorporated herein by reference)
4.17	Form of Securities Purchase Agreement by and between Boston Therapeutics, Inc. and Investors (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.18	Form of Certificate of Designation (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.19	Form of Common Stock Purchase Warrants (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2017 and incorporated herein by reference)
4.20	Form of 10% promissory note issued to World Technology East II Limited (filed as exhibit 4.1 to the Company’s current Report on Form 8-K filed with the SEC on June 12, 2018 and incorporated herein by reference)
4.21	Form of 10% Promissory Note issued by Nanomix Inc. to Boston Therapeutics, Inc. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2021 and incorporated herein by reference)
4.22	Securities Purchase Agreement, dated June 25, 2021, by and between Boston Therapeutics, Inc. and the buyers signatory thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)
4.23	Form of Senior Secured Convertible Note, dated June 25, 2021 (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)
4.24	Form of Warrant, dated June 25, 2021 (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)
4.25	Form of Senior Secured Convertible Note, dated February 28, 2022 (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022 and incorporated herein by reference)
4.26	Form of Warrant, dated February 28, 2022 (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022 and incorporated herein by reference)
4.27*	Description of Securities of Nanomix Corporation
10.1	Technology Assignment Agreement dated as of August 24, 2009 by and between the Company and David Platt (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.2	Amended and Restated Boston Therapeutics, Inc. 2010 Stock Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.3	Promissory Note dated as of February 9, 2010 issued by the Company to David Platt (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-164785) filed with the SEC on June 24, 2010 and incorporated herein by reference)
10.4	Agreement and Plan of Merger dated November 10, 2010 by and among Avanyx Therapeutics, Inc. and Boston Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010 and incorporated herein by reference)
10.5	Form of Subscription Agreement dated June 21, 2011, among Boston Therapeutics, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011 and incorporated herein by reference)
10.6	License and Manufacturing Agreement between Boston Therapeutics, Inc. and Advance Pharmaceutical Company Limited effective as of June 24, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011 and incorporated herein by reference)
10.7	Amended and Restated Boston Therapeutics, Inc. 2011 Non-Qualified Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-185355) filed with the SEC on December 7, 2012 and incorporated herein by reference)
10.8	Unit Purchase Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)
10.9	Registration Rights Agreement between Boston Therapeutics, Inc. and the investors named therein dated as of July 23, 2013, as amended (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013 and incorporated herein by reference)

10.10	Warrant Repricing and Exercise Agreement entered by and between Boston Therapeutics, Inc. and CJY Holdings Limited dated November 12, 2015, effective June 15, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015 and incorporated herein by reference)
10.11	Executive employment Agreement between Boston Therapeutics, Inc. and Carl W. Rausch dated as of August 12, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference)
10.12	Letter Agreement dated March 27, 2017 entered between Boston Therapeutics, Inc. and Carl W. Rausch (filed as exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2017 and incorporated herein by reference)
10.13	Contribution Agreement by and among Boston Therapeutics, Inc. and CureDM Group Holdings, LLC dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.14	Executive Retention Agreement by and between Boston Therapeutics, Inc. and Loraine Upham dated February 12, 2018, effective January 1, 2018, (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference)
10.15	License agreement between Boston Therapeutics, Inc. and Level Brands, Inc. (filed as exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on July 2, 2018 and incorporated herein by reference)
10.16	Form of Exchange Agreement (filed as exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on February 2, 2021 and incorporated herein by reference)
10.17	Form of Debt Settlement and Release Agreement (filed as exhibit 10.2 to the Company’s current Report on Form 8-K filed with the SEC on February 2, 2021 and incorporated herein by reference)
10.18	Securities Purchase Agreement, dated June 25, 2021, by and between Boston Therapeutics, Inc. and the buyers signatory thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)
10.19	Registration Rights Agreement, dated June 25, 2021, by and between Boston Therapeutics, Inc. and the buyers signatory thereto (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)
10.20	Security and Pledge Agreement, dated June 25, 2021, by and between Boston Therapeutics, Inc., each of the Company’s subsidiaries and HT Investments MA LLC, in its capacity as collateral agent (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)
10.21	Guaranty, dated June 25, 2021 by each of the Company’s subsidiaries in favor of HT Investments MA LLC, in its capacity as collateral agent (filed as exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)

10.22	Form of Exchange Agreement, dated June 25, 2021, with existing holders of convertible promissory notes (filed as exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021 and incorporated herein by reference)
10.23	Development and License Agreement, dated September 26, 2017 by and between RedPharm (Beijing) Biotechnology Co., Ltd. and Medical Technology Associates II, Inc. and Nanomix, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).
10.24

First Amendment to Development and License Agreement, dated September 1, 2018 by and between RedPharm (Beijing) Biotechnology Co., Ltd. and Medical Technology Associates II, Inc. and Nanomix, Inc. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

10.25	Securities Purchase Agreement, dated February 28, 2022 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022 and incorporated herein by reference)
10.26	Consent, Amendment and Wavier, dated February 24, 2022 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022 and incorporated herein by reference)
10.27	Securities Purchase Agreement, dated March 23, 2022 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022 and incorporated herein by reference)
10.28	Consent, Amendment and Wavier, dated March 22, 2022 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022 and incorporated herein by reference)
10.29	Offer letter for Vidur Sahney, dated February 28, 2022 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2022 and incorporated herein by reference)
10.30	Offer letter for Thomas Schlumpberger, dated July 29, 2022 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2022 and incorporated herein by reference)
10.31	Subscription Agreement, dated October 21, 2022 by and between the Company and Woodley Equipment Company Ltd. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022 and incorporated herein by reference)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**
32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**
101	The following financial statements from this Annual Report on Form 10-K of Nanomix Corporation for the years ended December 31, 2021 and December 31, 2020 formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements tagged as blocks of text.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

NANOMIX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nanomix Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nanomix Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has not yet realized any significant revenues from its planned operations and has had net losses of approximately $12.3 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

To test the valuation of the warrants and options, we evaluated management’s significant judgments and estimates. Significant judgements and estimates related to the valuation of the warrants and options include fair valuing of warrants and options which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data. We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Notes 3 to the consolidated financial statements

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

April 6, 2023

NANOMIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December, 31
	2022	2021
ASSETS
Current assets:
Cash	$17,109	$297,351
Prepaid expenses and other current assets	63,029	171,488
Total current assets	80,138	468,839
Deposit	68,739	97,555
Property and equipment, net	263,001	339,318
Operating lease right-of-use assets	570,177	-
Total Assets	$982,055	$905,712

LIABILITIES, PREFERRED STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$902,545	$407,943
Accrued expenses	729,779	726,148
Accounts payable and accrued expenses, related party	392,674	354,973
Accrued interest	436,429	332,561
Convertible note payable, net of discount	200,000	200,000
Notes payable, related party	547,821	547,821
Notes payable marketing	450,000	450,000
Deferred Revenues	293,523	293,523
Operating lease liabilities, current portion	96,984	-
Other current liabilities	-	12,129
Total current liabilities	4,049,755	3,325,098
Secured Promissory Note, net of discount	5,676,494	2,012,287
Secured Promissory Note, net of discount, related party	3,953,733	1,603,778
Operating lease liabilities, net of current portion	481,234	-
Total Liabilities	14,161,216	6,941,163

Commitments and Contingencies (Note 7)
Preferred stock B; 1,000,000 shares designated, 963,964 shares issued, 0 and 963,964 shares outstanding at December 31, 2022 and 2021, respectively	-	963,964
Preferred stock C; 1,000,000 shares designated, 1,000,000 shares issued, 377 and 1,000,000 shares outstanding at December 31, 2022 and 2021, respectively	5,531	14,670,633
Preferred stock D; 10,000 shares designated, 540 shares issued, 540 and 0 shares outstanding at December 31, 2022 and 2021, respectively	648,000	-

Stockholders’ deficit:
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 48,783,763 and 5,300,084 shares issued and outstanding as of December 31, 2022 and 2021, respectively	48,784	5,300
Additional paid-in capital	105,200,489	85,092,094
Stock payable	238,000	20,375
Accumulated deficit	(119,319,965)	(106,787,817)
Total stockholders’ deficit	(13,832,692)	(21,670,048)
Total Liabilities, Preferred Stock Subject to Redemption and Stockholders’ Deficit	$982,055	$905,712

The accompanying notes are an integral part of the consolidated financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2022	2021

Revenues	$15,450	$141,778

Operating costs and expenses:
Research and development	3,159,239	3,017,263
Selling, general and administrative expenses	5,293,379	2,849,666
Total operating expenses	8,452,618	5,866,929
Loss from operations	(8,437,168)	(5,725,151)

Other income (expense):
Interest income	3	2
Interest expense	(3,716,544)	(1,644,829)
Interest expense, related party	(391,757)	(572,347)
Other income	212,490	-
Change in fair value of derivative liability	-	15,282
Change in fair value of warrant liability	-	438,972
Forgiveness of PPP loan and accrued interest	-	408,242
Loss on debt modification	-	(2,385,204)
Total income (expense)	(3,895,808)	(3,739,882)

Loss before income taxes	(12,332,976)	(9,465,033)
Provision for income taxes	-	-
Net loss	$(12,332,976)	$(9,465,033)

Common stock warrant and preferred stock deemed dividends	(163,172)	-
Preferred Stock D dividend	(36,000)	-
Net loss attributable to common shareholders	$(12,532,148)	$(9,465,033)

Weighted average number of common shares outstanding – basic and diluted	40,459,305	5,300,084

Net loss per common share – basic and diluted	(0.31)	(1.79)

The accompanying notes are an integral part of the consolidated financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022

	Stockholders’ Deficit
	Common Stock		Stock payable	Additional Paid-in	Total Accumulated	Stockholders’	Mezzanine
	Shares	Amount	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2020	4,298	-null-	$-	$44,727,171	$(97,322,784)	$(52,595,613)	$40,070,108
Stock based compensation	-	-	-	193,747	-	193,747
Warrants issued with notes				5,796,609		5,796,609
Issuance of Common Shares	4,700	-null-	-	23,450	-	23,450
Preferred Stock conversion into common stock	618,687	6	-	40,070,102	-	40,070,108	(40,070,108)
Notes payable and accrued interest conversion into common stock	571,621	6	-	10,639,610	-	10,639,616
Preferred Stock C exchange for Nanomix Common Stock	(1,199,306)	(12)	-	(14,670,621)	-	(14,670,633)	14,670,633
Merge with Boston Therapeutics	5,300,084	5,300	-	(3,870,990)	-	(3,865,690)	963,964
Loss on debt modification			-	2,385,204		2,385,204
Nanomix common stock purchase				(202,188)		(202,188)
Nanomix options exercised			20,375			20,375
Net loss	-	-	-	-	(9,465,033)	(9,465,033)
Balance, December 31, 2021	5,300,084	$5,300	$20,375	$85,092,094	$(106,787,817)	$(21,670,048)	$15,634,597
Fractional shares rounding	2,757	3		(3)		-
Stock based compensation	-	-	-	452,516	-	452,516
Warrants issued with notes and preferred stock	-	-	-	2,592,200	-	2,592,200
Issuance of Series D Shares	-	-	-	-	(100,000)	(100,000)	600,000
Dividend to Preferred D shares	-	-	(12,000)	-	(36,000)	(48,000)	48,000
Change in number of warrants pursuant by antidilution issuance				63,172	(63,172)	-
Preferred Stock B conversion into common stock	5,572,045	5,572	-	958,392	-	963,964	(963,964)
Preferred Stock C conversion into common stock	35,631,585	35,631	(20,375)	14,649,846	-	14,665,102	(14,665,102)
Secured Promissary Notes converted into common stock	111,803	112		130,888		131,000
Services compensated by stock issuance	1,782,847	1,783	-	1,001,917		1,003,700
Stock options exercised	169,642	170	-	9,680		9,850
Issuance of Common Stock	213,000	213	250,000	249,787		500,000
Net loss	-	-	-	-	(12,332,976)	(12,332,976)
Balance, December 31, 2022	48,783,763	$48,784	$238,000	$105,200,489	$(119,319,965)	$(13,832,692)	$653,531

The accompanying notes are an integral part of the consolidated financial statements

NANOMIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,332,976)	$(9,465,033)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	84,908	64,597
Loss from asset disposal	485	-
Stock-based compensation	452,516	160,593
Warrants	136,493	33,154
Services compensated by stock issuance	1,003,700	-
Amortization of debt discount	3,990,869	1,477,895
Loss on debt modification	-	2,385,204
Change in fair value of derivative liability	-	(15,282)
Change in fair value of warrant liability	-	(438,972)
Leasing	8,041	2,885
Forgiveness of PPP loan and accrued interest	-	(408,242)
Other income from domain sale	(212,490)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	-	821
Prepaid expenses	108,459	(14,613)
Other assets	28,816	(37,555)
Accounts payable	512,118	(754,509)
Accrued expenses	3,631	(292,400)
Accounts payable and accrued expenses, related party	37,701	367,473
Accrued Interest	103,868	127,991
Accrued Interest, related party	-	572,346
Other liabilities	(12,129)	(83,942)
Net cash used by operating activities	(6,085,990)	(6,317,589)

Cash flows from investing activities:
Proceeds from the domain sale	212,490	-
Purchase of property and equipment	(26,592)	(336,157)
Cash received with merge with Boston Therapeutics	-	63,362
Net cash used by investing activities	185,898	(272,795)

Cash flows from financing activities:
Proceeds from notes payable	-	410,000
Proceeds from notes payable, related party	-	340,000
Repayments of notes payable - related parties	-	(50,000)
Proceeds from Secured Promissory Notes	775,000	6,331,000
Proceeds from Secured Promissory Notes, related party	3,835,000
Proceeds from issuance of common stock	500,000	23,450
Proceeds from issuance of Preferred stock D	500,000	-
Proceeds from options exercised	9,850	20,375
Re-purchase of Nanomix common shares	-	(202,188)
Net cash provided by financing activities	5,619,850	6,872,637

Net increase (decrease) in cash	(280,242)	282,253

Cash at the beginning of the period	297,351	15,098
Cash at the end of the period	$17,109	$297,351

Non-cash investing and financing transactions:
Initial recognition of right to use asset and lease liability	639,335	-
Right-of-use asset obtained in exchange for lease obligations	-	(232,065)
Lease liability	-	229,180
Convertible notes payable for accrued expenses	-	62,500
Preferred stock conversion into common stock	15,629,066	40,070,108
Secured promissory note for related party note payable		1,603,778
Common stock for convertible note payable		10,639,615
Discount for beneficial conversion feature and warrants issued with notes	2,592,200	5,796,609
Dividend pursuant to warrant number change	63,172	-
Conversion of note payable to common stock	131,000	-
Dividend from issuance preferred stock D	36,000	-

The accompanying notes are an integral part of the consolidated financial statements

NANOMIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2022 and 2021

NOTE 1 – THE COMPANY AND NATURE OF BUSINESS

Nature of Operations

Boston Therapeutics, Inc. (the “Company”) was formed as a Delaware corporation on August 24, 2009 under the name Avanyx Therapeutics, Inc. On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Therapeutics, Inc., a New Hampshire corporation (“BTI”) providing for the merger of BTI into the Company with the Company being the surviving entity (the “Merger”), the issuance by the Company of 4,000,000 shares of common stock to the stockholders of BTI in exchange for 100% of the outstanding common stock of BTI, and the change of the Company’s name to Boston Therapeutics, Inc. On February 12, 2018, the Company acquired CureDM Group Holdings LLC (“CureDM”), for 47,741,140 shares of common stock of which 25,000,000 were delivered at closing and 22,741,140 were to be delivered in four equal tranches of 5,685,285 each upon the achievement of specific milestones. On January 26, 2021, Boston Therapeutics, Inc., a Delaware corporation (the “Company”), BTHE Acquisition Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nanomix, Inc., a California corporation (“Nanomix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, Merger Sub merged with and into Nanomix, with Nanomix continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On November 12, 2021, FINRA notified the Company that the name change to “Nanomix Corporation” and the symbol change to “NNMX” would be effective November 15, 2021. As consideration for the Merger, the Company issued to the shareholders of Nanomix 1,000,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”). On March 22, 2022, 991,133 of such shares of Preferred Stock issued to Nanomix shareholders automatically converted into 35,328,980 shares of common stock of the Company; 8,490 shares of Preferred C Stock were converted into 302,605 of common stock in April-December 2022 and 377 shares of Preferred Stock C are still outstanding and will be converted into 35,950 of common stock of the Company; the warrants assumed at closing may be exercisable into approximately 13,329,452 shares of common stock of the Company and the options and restricted stock units assumed at closing may be exercisable into approximately 5,570,850 shares of common stock of the Company. The shares of common stock issuable upon conversion of the Preferred Stock together with warrants, restricted stock units and options assumed on the closing date represent approximately 80% of the outstanding shares of Common Stock of the Company upon closing of the Merger. The merger closed on June 4, 2021. See Note 9

NOTE 2 – BASIS OF PRESENTATION

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet realized any significant revenues from its planned operations. The Company had net losses of approximately $12.3 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net product sales, and

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

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022, the Company places all of its cash and with one financial institution. Such funds are insured by The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time; however, the Company has not experienced any such losses. At December 31, 2022 and 2021 there were no cash equivalents.

Allowances for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company's products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company's best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We determined that there are $6,798 and $0 allowances for sales returns and doubtful accounts were required at December 31, 2022 and 2021.

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

For the period ended December 31, 2022, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements Affecting the Company:

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. This guidance had no effect on the Company’s consolidated financial statements upon adoption in 2023.

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

As of December 31, 2022 and 2021, there were $293,523 unearned advanced revenues.

Disaggregation of Revenue

The following table disaggregates total revenues for the periods ending December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021
Net Product sales	$15,450	$-
Government grant income	-	141,778
	$15,450.00	$141,778.00

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Computer Equipment &Office Equipment	$31,456	$27,453
Lab Equipment	167,102	300,112
Manufacturing Equipment	399,765	435,220
Furniture and fixtures	6,663	14,370
Leasehold Improvements	11,550	20,232
Total property and equipment	616,536	797,387
Accumulated depreciation	(353,535)	(458,069)
Total property and equipment, net of accumulated depreciation	$263,001	$339,318

Depreciation expense was $84,908 and $64,597 for the years ended December 31, 2022 and 2021, respectively.

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

The Convertible Notes and accrued interest were exchanged into common stock prior to the merger leaving a remaining Convertible notes payable balance of $200,000 as of December 31, 2022 and 2021. Accrued interest $67,008 and $55,008 was included in accrued interest balance as of December 31, 2022 and 2021, respectively.

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

On March 2, 2015, the Board of Directors voted to reduce the amount that Dr. Platt was required to reimburse the Company to $82,355 and to offset this amount against interest accrued in respect of the outstanding note payable to Dr. Platt. In addition, the Board determined that Dr. Platt would be charged interest related to the $182,697 indemnification payment since funds were received by Dr. Platt in July 2014. The Board of Directors concluded the foregoing constituted complete satisfaction of Dr. Platt’s indemnification by the Company. Accordingly, the Company recorded the reduction in accrued interest through equity during the year ended December 31, 2015. As of December 31, 2022 and 2021, the balance of the notes payable to Dr. Platt totaled $277,821 and are included in notes payable. Accrued interest $156,442 and $127,575 was included into accrued interest balance as of December 31, 2022 and 2021, respectively.

During 2021 the company issued notes payable for a total amount of $270,000 to CJY Holdings, Ltd (“CJY”). CJY is a Hong Kong company owned by Conroy Chi-Heng Cheng, a former director of Boston Therapeutics. The CJY Note is an unsecured obligation of the Company. Principal and interest under the CJY Note is due and payable after one year. Interest accrues on the CJY Note at the rate of 10% per annum. As of December 31, 2022 and 2021, the balance of the notes payable to CJY totaled $270,000 and are included notes payable. Accrued interest $50,485 and $23,485 was included into accrued interest balance as of December 31, 2022 and 2021, respectively.

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

The note payable of $450,000 bears interest at 8% and matures December 31, 2019, unless the Company raises $750,000 through Level Brands prior to that date in which case the Note is to be repaid in full including accrued interest. As of December 31, 2022 and 2021 the principal balance of the marketing note was $450,000. Accrued interest at December 31, 2022 and 2021 totaled $162,493 and $126,493, respectively.

As of December 31, 2022, the Company has not issued the $400,000 of common stock which was due upon execution of the agreement or any of the shares pursuant to the quarterly fee. The $400,000 is included in accrued expenses at December 31, 2022 and 2021. Due to the Company’s low sales volume, no accrual for royalties is included in the financial statements as the amounts would not be material.

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

On June 25, 2021, the Company and the $1.0 secured million note payable Holder entered into an exchange agreement, whereby the company issued the Holder a Senior Secured Convertible Note in the principal amount of $1,603,778 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 1,368,762 2-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204 for the year ended December 31, 2021. As of December 31, 2022 and 2021, the note balance was $1,603,778.

On June 25, 2021, the Company and Gold Blaze Limited Vistra Corporate Services entered into exchange agreement, where the company issued the Gold Blaze Limited Vistra Corporate Services Senior Secured Convertible Note in the principal amount of $500,000 with a maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 426,730 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $500,000. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $375,000 and $125,000, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $250,000 and $125,000, respectively.

In June 25, 2021, the Company issued a Senior Secured Convertible Note to HT Investment MA LLC for a principal amount $5.0 million and maturity date of June 25, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 4,267,304 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $4,500,000. Funds received were $4,500,000 net of an original issue discount of $500,000. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $3,750,000 and $1,250,000, respectively. Discount amortization for years ended December 31, 2022 and 2021 was $2,500,000 and $1,250,000, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Dr. Harold Parnes for a principal amount $1.2 million and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 1,024,153 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $222,534 and a discount from the relative fair value of warrants issued of $494,802. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $933,988 and $575,320, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $358,668 and $92,656, respectively.

In September 27, 2021, the Company issued a Senior Secured Convertible Note to Steve Schrader for a principal amount $131 thousand and maturity date of September 27, 2023. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 113,510 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $24,672 and a discount from the relative fair value of warrants issued of $54,598. In May 18, 2022 Senior Secured Convertible Note to Steve Schrader was converted into 111,803 shares of Common Stock and the remaining debt discount was expensed immediately. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $0 and $61,967, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $15,194 and $10,239, respectively.

In February 28, 2022, the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 94,829 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $46,296 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $46,296 and $0, respectively.

In February 28, 2022, the Company issued a Senior Secured Convertible Note to Gold Blaze Limited Vistra Corporate Services for a principal amount $111,111 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 94,829 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $100,000. Funds received were $100,000 net of an original issue discount of $11,111. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $46,296 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $46,296 and $0, respectively.

In February 28, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $444,444 and maturity date of February 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 379,316 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount totaling $400,000. Funds received were $400,000 net of an original issue discount of $44,444. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $185,185 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $185,185 and $0, respectively.

In April 26, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $611,111 and maturity date of April 26, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 782,340 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $550,000. Funds received were $550,000 net of an original issue discount of $61,111. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $207,099 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $207,099 and $0, respectively.

In May 25, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $394,444 and maturity date of May 25, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 504,964 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $77,945 and a discount from the relative fair value of warrants issued of $163,631. Funds received were $355,000 net of an original issue discount of $39,444. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $197,729 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $84,306 and $0, respectively.

In June 22, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $366,667 and maturity date of June 22, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 469,404 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $123,410. Funds received were $330,000 net of an original issue discount of $36,667. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $248,388 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $41,798 and $0, respectively.

In July 13, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $194,444 and maturity date of July 13, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 248,926 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $65,007. Funds received were $175,000 net of an original issue discount of $19,444. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $129,581 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $19,588 and $0, respectively.

In July 27, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $555,556 and maturity date of July 27, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 711,217 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $162,607 and a discount from the relative fair value of warrants issued of $238,247. Funds received were $500,000 net of an original issue discount of $55,556. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $196,134 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $96,987 and $0, respectively.

In August 9, 2022, the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $333,333 and maturity date of August 9, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 284,487 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $36,417. Funds received were $300,000 net of an original issue discount of $33,333. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $277,243 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $13,659 and $0, respectively.

In August 23, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $555,556 and maturity date of August 23, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 711,217 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $115,927. Funds received were $500,000 net of an original issue discount of $55,556. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $414,321 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $30,248 and $0, respectively.

In September 9, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $277,778 and maturity date of September 9, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 355,609 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $63,789. Funds received were $250,000 net of an original issue discount of $27,778. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $200,328 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $14,117 and $0, respectively.

In October 11, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $277,778 and maturity date of October 11, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 355,610 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $18,385 and a discount from the relative fair value of warrants issued of $102,434. Funds received were $250,000 net of an original issue discount of $27,778. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $145,485 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $16,304 and $0, respectively.

In November 10, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $277,778 and maturity date of November 10, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 355,609 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $79,408. Funds received were $250,000 net of an original issue discount of $27,778. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $178,036 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $7,443 and $0, respectively.

In November 28, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $166,667 and maturity date of November 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 213,366 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $18,997. Funds received were $150,000 net of an original issue discount of $16,667. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $132,588 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $1,585 and $0, respectively.

In November 28, 2022, the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $166,667 and maturity date of November 28, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 213,366 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $18,997. Funds received were $150,000 net of an original issue discount of $16,667. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $132,588 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $1,585 and $0, respectively.

In December 20, 2022, the Company issued a Senior Secured Convertible Note to Garrett Gruener for a principal amount $138,889 and maturity date of December 20, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 177,805 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $10,253. Funds received were $125,000 net of an original issue discount of $13,889. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $115,082 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $335 and $0, respectively.

In December 20, 2022, the Company issued a Senior Secured Convertible Note to Zygote Ventures for a principal amount $138,889 and maturity date of December 20, 2024. On the maturity date, the Company shall pay to the Holder an amount in cash representing 115% of all outstanding Principal. No interest shall accrue thereunder unless and until an Event of Default has occurred. At any time after the Issuance Date, this Note may be convertible into validly, fully paid and non-assessable shares of Common Stock with conversion price $1.1717. As an incentive to enter into the agreement, the noteholder was also granted 177,805 5-year warrants exercisable at $1.1717. The issuance of the note and warrants resulted in a discount from the relative fair value of warrants issued of $10,253. Funds received were $125,000 net of an original issue discount of $13,889. As of December 31, 2022 and 2021, the note was shown net of unamortized discount of $115,082 and $0, respectively. Discount amortization for the years ended December 31, 2022 and 2021 was $335 and $0, respectively.

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

As of December 31, 2022, the Company has 0 shares of Series B Preferred Stock outstanding.

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

In the event of a Liquidation Event, the Holders shall be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of any shares of Junior Stock an amount per share of Series C Preferred Stock equal to the greater of (A) the Stated Value of such Series C Preferred Stock on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such Series Preferred Stock C into Common stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders, then each Holder shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C Preferred Stock.

The Series C preferred stock shares are accounted for outside of permanent equity due to the terms of cash-redemption features.

In March 2022 as a result of the Reverse Stock Split, 991,133 shares of Preferred Stock C issued to the Nanomix shareholders converted into 35,328,980 shares of common stock of the Company. In April 2022 3,281 shares of Preferred Stock C were converted into 116,939 shares of common stock of the Company. In September 2022 4,578 shares of Preferred Stock C were converted into 163,181 shares of common stock of the Company. In December 2022 631 shares of Preferred Stock C were converted into 22,485 shares of common stock of the Company.

As of December 31, 2022, the remaining 377 shares of Preferred Stock are still outstanding.

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

In connection with the entry into the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock with the Delaware Secretary of State to create a new class of preferred stock designated Series D Preferred Stock and authorized the issuance of up to ten thousand (10,000) shares of Series D Preferred Stock. The Series D Preferred Stock has a stated value of $1,200 per share and the holder of the Series D Preferred Stock has the right to receive a dividend equal to eight percent (8%) per annum, payable quarterly, beginning on the issuance date of the Series D Preferred Stock and ending on the date that the Series D Preferred Stock has been converted or redeemed. Dividends may be paid in cash or in shares of Series D Preferred Stock at the discretion of the Company. At closing, the Company prepaid one year’s worth of dividends in shares of Series D Preferred Stock. The Series D Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations. Further, the holders of the Series D Preferred Stock have the right to receive assets in the event of liquidation, dissolution or winding up before any distribution or payment shall be made to the holders of any securities junior to the Series D Preferred Stock. The Company is required to reserve and keep available out of our authorized and unissued shares of Common Stock three times the number of Common Stock needed to convert or exercise all Series D Preferred Stock and Warrants issued pursuant to the Purchase Agreement.

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

The Corporation shall have the right to redeem, provided the notes issued in the June 2021 financing have been satisfied in full, all (but not less than all), shares of the Preferred Stock issued and outstanding at any time after the date of issuance, upon five (5) business days’ notice, at a redemption price per Series D Preferred Stock then issued and outstanding, equal to the product of (i) the Premium Rate multiplied by (ii) the sum of (x) the Stated Value, (y) all accrued but unpaid dividends, and (z) all other amount due to the Holder pursuant to the COD and/or any document entered into in connection with this financing. “Premium Rate” means (a) 1.15 if all of the Preferred Stock is redeemed within ninety (90) calendar days from the issuance date thereof; (b) 1.2 if all of the Preferred Stock is redeemed after ninety (90) calendar days.

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

We recognized a $570,177 right-of-use asset and $578,218 in a related lease liability as of December 31, 2022 for our operating lease. For our operating lease, the asset is included in other long-term assets on the balance sheet and is amortized within operating income over the lease term. The long-term component of the lease liability is included in other long-term liabilities, net, and the current component is included in other current liabilities.

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The company incurred rent expense, which is included as part of selling, general and administrative expenses, of $221,245 and $361,035 for the years ended December 31, 2022 and 2021, respectively.

The tables below present financial information associated with our lease.

	Balance Sheet	December 31,	December 31,
	Classification	2022	2021

Right-of-use assets	Other long-term assets	$570,177	$0
Current lease liabilities	Other current liabilities	96,984	0
Non-current lease liabilities	Other long-term liabilities	481,234	0

As of December 31, 2022, our maturities of our lease liability are as follows:

December 31, 2022
Maturity of lease liabilities	Operating Leases
2023	$177,302
2024	182,621
2025	188,099
2026	193,742
2027	48,791
Total lease payments	$790,555
Less: Imputed interest	(212,337)
Present value of lease liabilities	$578,218

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

converted 101,015,049 shares of preferred stock into 618,687 shares of common stock;

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

On September 26, 2022 the company signed an agreement for advisory services with compensation 400,000 common shares and fair value $112,000. The stock was issued on October 17, 2022.

On October 17, 2022 the Company issued 50,000 shares of Common Stock as a compensation for recruiting services.

On October 18, 2022, the Company issued 55,112 common shares for option exercise with an exercise price of $0.05806 per share for a total amount of $3,200.

On October 19, 2022 the Company issued 1,000 shares of Common Stock as a compensation for advisory services for the engagement period.

On November 30, 2022 the Company issued 213,000 shares of Common Stock for a total amount $250,000.

On December 2, 2022, the Company issued 69,751 common shares for option exercise with an exercise price of $0.05806 per share for a total amount of $4,050.

On December 5, 2022, the Company received $250,000 for the 213,000 shares of Common Stock. As of December 31, 2022, the shares weren’t issued and stock purchase was recorded in Stock payable.

On December 22, 2022, 631 shares of Preferred Stock C issued to the Nanomix shareholders converted into 22,485 shares of common stock of the Company.

As of December 31, 2022, the Company has 2,000,000,000 authorized shares of common stock, 48,783,763 common shares issued and outstanding with a par value of $0.001.

NOTE 11 – WARRANTS

As described in Note 6, pursuant to issuance convertible notes payable to investors, the Company issued warrants to purchase an aggregate of 1,373,861 shares of the Company’s Common Stock at an exercise price $0.058 per share during 2018 - 2021. The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations in the years of warrants issuance of approximately $0 and $33,154 for the years ended December 31, 2022 and 2021, respectively.

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

On October 11, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 355,610 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On November 10, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 355,610 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On November 28, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 213,366 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On November 28, 2022, the Company issued warrants to Zygote Ventures to purchase an aggregate of 213,366 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On December 20, 2022, the Company issued warrants to Zygote Ventures to purchase an aggregate of 177,805 shares of the Company’s Common Stock at an exercise price of $1.1717 per share. On December 20, 2022, the Company issued warrants to Garrett Gruener to purchase an aggregate of 177,805 shares of the Company’s Common Stock at an exercise price of $1.1717 per share.

As of December 31, 2022 all warrants remain outstanding.

The following represents a summary of the Warrants outstanding at December 31, 2022, and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	2,002,622	$0.0581
Granted with exercise price $0.058	122,065	$0.0581
BTHE warrants	222,302	$1.7300
Granted with exercise price $1.1717	7,200,459	$1.1717
Exercised/Expired/Forfeited	-	-
Outstanding at December 31, 2021	9,547,448	$0.9369
Granted with exercise price $1.1717	6,130,699	$1.1717
Granted with exercise price $2.0587	60,000	$2.0587
Exercised/Expired/Forfeited	-	-
Outstanding at December 31, 2022	15,738,147	$1.0326

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

Restricted Stock Units

During year ended December 31, 2021, the company granted 3,407,207 restricted stock units (RSU) to its employees. Of these, 265,704 were forfeited due to employee resignations in year ended December 31, 2021. During the year ended December 31, 2022 230,612 were forfeited and 505,000 RSUs were granted. Restricted stock is valued at the fair market value on the date of grant with expense recognized over the vesting period from June 4, 2021 till February 20, 2023. The Company has recognized an expense for vested RSU within general and administrative expense in the accompanying Statements of Operations of approximately $190,260 and $21,077 for period ended December 31, 2022 and 2021, respectively.

Options Issued to Directors and Employees as Compensation and to Nonemployees for Services Received

Pursuant to the terms of the 2010 Plan, from 2010 to 2021, the Company has granted an aggregate of 5,340,844 options to its executive officers and employees of the Company and to Nonemployees for Services Received. Of these, 2,763,489 options were exercised or forfeited and 2,577,355 remain outstanding as of December 31, 2021. During period ended December 31, 2022 169,642 options were exercised, 77,502 cancelled and 2,330,210 remain outstanding as of December 31, 2022. The exercise prices of these grants, as determined by the Company’s Board of Directors, were $0.058 to $0.46 per share.

Pursuant to the terms of the 2021 Plan, during 2022, the Company has granted 3,265,640 options to its executive officers, employees of the Company and to Nonemployees for Services Received. The exercise prices of these grants, as determined by the Company’s Board of Directors, were $0.2380 to $0.6089 per share. During period ended December 31, 2022 25,000 options were cancelled and 3,240,640 remain outstanding as of December 31, 2022.

The Company has recognized an expense for these services within general and administrative expense in the accompanying Statements of Operations of approximately $262,256 and $139,515 for years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $635,314 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.41 years.

Stock-based Compensation Summary Tables

The following table represents a summary of the options granted to employees and non-employees outstanding at December 31, 2022 and changes during the period then ended:

			Total
		Weighted Average	Weighted Average
	Options	Exercise Price	Intrinsic Value	Remaining Life
Outstanding at December 31, 2021	2,577,335	$0.23	$0.06	4.24
Fractional shares rounding	19	-	-	-
Granted @ $0.2380	650,000	0.24		9.95
Granted @ $0.2903	465,005	0.29	-	8.38
Granted @ $0.5354	1,000,000	0.54	-	9.55
Granted @ $0.6010	210,635	0.60		9.78
Granted @ $0.6089	940,000	0.61		9.56
Exercised/Expired/Forfeited	(272,144)	-0.17	-	-
Outstanding at December 31, 2022	5,570,850	$0.38	$0.00	7.38
Exercisable at December 31, 2022	2,885,910	$0.31	$0.00	5.47
Expected to be vested	2,684,940	$0.45	$0.00	9.44

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the periods ended December 31, 2022 and 2021 are set forth below:

	For the period ended
	December 31, 2022	December 31, 2021
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.97% - 127.09%	54.97% - 127.15%
Risk-free rate	1.09% - 3.93%	0.70% - 2.82%
Term of options	5-10	5-10
Stock price	$0.14-$2.70	$0.29

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. As the Company’s common stock has never been publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasure notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on the Company’s common stock.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had a secured note payable to Mr. Garrett Gruener, its investor, with a balance of $1,000,000 at June 25, 2021 and December 31, 2020. The note and related accrued interest of $603,778 were exchanged for an equal amount of Convertible Equity in the June 25, 2021 financing. As a result of the exchange as part of the merger, the Company issued a senior secured convertible note to Mr. Garrett Gruener, its investor, with a principal amount of $1,603,778 and 779,025 5-year warrants exercisable at $2.0587. The issuance of the note and warrants resulted in a loss on modification of debt of $2,385,204. As of December 31, 2022 and 2021, the note balance was $1,603,778.

The Company has a Senior Secured Convertible Notes to Garrett Gruener, its investor, for a principal amount $4,261,112. As of December 31, 2022 and 2021, the note net of unamortized discount balance was $2,349,956 and $0, respectively.

The Company had accrued salary payable and accounts payable to Mr. Ludvigson, its interim Chief Finance Officer, with a total balance of $87,701 and $50,000 as of December 31, 2022 and 2021, respectively.

Included in the account payable and accrued expenses at December 31, 2022 and 2021 are amounts due shareholders, officers and directors of Boston Therapeutics in the amounts of $304,973.

The summary of related party balances as of December 31, 2022 and 2021:

	31-Dec-22	31-Dec-21
Account payable and accrued expenses, related party:
Mr. Ludvigson	87,701	50,000
Loraine Upham	11,995	11,995
Loraine Upham accrued compensation	188,716	188,716
David Platt	4,399	4,399
S. Colin Neill	73,750	73,750
Upham Bioconsulting, LLC	6,113	6,113
Uphambc Consulting	20,000	20,000
	$392,674	$354,973

Senior Secured Convertible note, related party:
Mr. Gruener	3,953,733	1,603,778
	$3,953,733	$1,603,778

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

At the date the financial statements were available to be issued, the federal and state income tax returns for the years ended December 31, 2022 and 2021 have not been filed by the company.

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

The Company’s deferred tax asset and valuation allowance at December 31, 2022 and 2021:

Schedule of Deferred Tax Assets

As of December 31, 2022 and 2021

	31-Dec-22	31-Dec-21
NOL at the beginning of year	(97,629,630)	(93,056,108)

Net income for the year ended	(12,332,976)	(9,465,033)

Loss on debt modification	-	2,385,204
Interest Expense - Debt Discount	3,990,869	1,511,049
Interest Expense	117,432	706,126
Other accrued expenses - CY	(41,883)	547,642
Stock Compensation - Options	262,256	139,515
Accrued Vacation – CY	45,514	35,152
Compensation – RSU	190,260	21,077
Services compensated by stock issuance	1,003,700	-
Change in fair value of derivative liability	-	(15,282)
Change in fair value of warrant liability	-	(438,972)

NOL at the end of year	(104,394,458)	(97,629,630)

Effective rate	21%	21%

Deferred tax asset	(21,922,836)	(20,502,222)
Valuation allowance	21,922,836	20,502,222

Net deferred tax asset at the end of year	-	-

The ultimate realization of our deferred tax asset is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of and December 31, 2022 and 2021, we recorded a 100% allowance against our deferred tax asset since we were unable to conclude that it is more likely than not that our deferred tax asset will be realized.

The company’s major tax jurisdictions are the United States and California. All of the Company’s tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. As of December 31, 2022, the tax years beginning after 2019 and 2018 remain subject to examination by US Federal and Californian authorities. However, net operating losses carried forward are subject to examination in the tax year utilized.

NOTE 16 – EMPLOYEE BENEFIT PLAN

The company established a 401(k) tax deferred saving plan, which permits participants to make contributions by salary deduction pursuant to Section401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the plan. The Company is responsible for administrative cost of the Plan. As of December 31, 2022 and 2021, the Company has made no contributions to the plan since its inception.

NOTE 17 – SUBSEQUENT EVENTS

January 2023 Private Placement

On January 6, 2023 the Company issued 213,000 shares of Common Stock, which was recorded as Stock Payable as of December 31, 2022.

In January 2023, Nanomix Corporation entered into a securities purchase agreement with accredited investors pursuant to which the Company issued senior secured convertible notes in a principal amount of approximately $611,612 for an aggregate purchase price of $550,000. Garrett Gruener, a director of the Company, purchased a Note in an aggregate principal amount of $333,334 for an aggregate purchase price of $300,000 and Jerry Fiddler, a director of the Company purchased a Note in an aggregate amount of $277,778 for an aggregate purchase price of $250,000. The Notes each have a term of twenty-four months and mature in January, 2025, unless earlier converted or extended under certain conditions as set forth in the Note (the “Maturity Date”). On the Maturity Date, the Company shall pay to the Investors an amount in cash representing 115% of all outstanding principal amount and any other amounts which may be due under the Notes. Upon an Event of Default (as defined in the Notes), the Notes accrue interest at a rate of 14% per annum.

February 2023 Private Placement

On February 9, 2023 the Company received $70,000 for the issuance of 59,640 shares of Common Stock. As of April 6, 2023 the shares were not issued.

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

Date: April 7, 2023	NANOMIX CORPORATION

	By:	/s/ Thomas Schlumpberger
	Name:	Thomas Schlumpberger
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2023	By:	/s/ Chris Hetterly
	Name:	Chris Hetterly
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Schlumpberger	Chief Executive Officer and Director	April 7, 2023
Thomas Schlumpberger	(Principal Executive Officer)

/s/ Chris Hetterly	Chief Financial Officer	April 7, 2023
Chris Hetterly	(Principal Financial and Accounting Officer)

/s/ Vidur Sahney	Chief Operating Officer	April 7, 2023
Vidur Sahney

/s/ John Hardesky	Chief Commercial Officer	April 7, 2023
John Hardesky

/s/ Garrett Gruener	Director	April 7, 2023
Garrett Gruener

/s/ Jerry Fidler	Director	April 7, 2023
Jerry Fidler

/s/ Greg Schiffman	Director	April 7, 2023
Greg Schiffman

/s/ David Ludvigson	Director	April 7, 2023
David Ludvigson

/s/ Tadd S. Lazarus, M.D.	Director	April 7, 2023
Tadd S. Lazarus, M.D.